Form 10QSB
period 1996-03-31
EAT AT JOES LTD
filed 1996-11-26
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

             U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:   March 31, 1996

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT

             For the transition period from         to
                    Commission file number       33-20111

                           Eat at Joe's Ltd.
             (Exact name of small business issuer as
                    specified in its charter)

                     Delaware                      75-2636283
             (State or other jurisdiction         (IRS Employer
         of incorporation or organization)         Identification No.)

              P.O. Box 500, Yonkers, New York, 10704
             (Address of principal executive offices)

              (914) 725-2700
                    Issuer's telephone number

              Morning Star Industries, Inc.
(Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past  90 days.    Yes        No    X




        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes     No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
        November 14, 1996    6,328,428

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   x




                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                            BALANCE SHEETS
                              (Unaudited)



                                          March 31,   December 31,
                                             1996          1995

Assets:                                 $          -  $          -


Liabilities:
  Accounts Payable                      $     10,000  $          -


     Total Liabilities                        10,000             -

Stockholders' Equity:
  Preferred Stock,
    Par value $0.0001,
    Authorized 10,000,000
      issued - none
  Common Stock Authorized
    50,000,000, Issued
    78,428 of $0.0001
    Par Value                                      8             8
  Paid-In Capital                            382,868       382,868
  Contributed Capital                        672,659       672,659
  Earnings (Deficit)
    Accumulated During the
    Development Stage                     (1,065,535)   (1,055,535)

     Total Stockholders'
       Equity                                (10,000)            -

     Total Liabilities and
       Stockholders' Equity             $          -  $          -









The accompanying notes are an integral part of these financial statements.




                           EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                           Cumulative
                                                              Since
                                  For the Three Months     Inception of
                                      Ended March 31,      Development
                                     1996         1995         Stage

Revenues:                        $         -  $         -   $         -

Expenses:                             10,000            -       (16,244)

   Net Income (Loss)
   From Operations                   (10,000)           -       (16,244)

   Other Income (Expense) Net              -            -        16,851

Income (Loss) From Operations
  Before Income Taxes                (10,000)           -           607
Provision For (Benefit From)
  Income Taxes                             -            -             -
Discontinued Operations, Net               -            -    (1,066,142)

Net Loss                         $   (10,000) $         -   $(1,065,535)

Net Loss Per Common Share        $      (.13)           $         -

Weighted Average Shares
  Outstanding                         78,428       78,428












The accompanying notes are an integral part of these financial statements.





                           EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                Cumulative
                                                                  Since
                                                                Inception
                                            For the Three Months     of
                                              Ended March 31,   Development
                                              1996       1995       Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss for the period                     $(10,000) $      - $(1,065,535)

Adjustments to Reconcile
  net loss to net cash provided by
  operating activities
    Loss from foreclosure and
      abandonment of assets
      and related liabilities                      -          -    568,330
    Depreciation                                   -          -    111,181
    Payment of organization costs                  -          -     (6,244)
    Amortization of organization
      costs                                        -          -      6,244
    Increase in accounts payable              10,000          -     10,000
    Decrease in accrued interest
      payable                                      -          -      8,707
    Contributed capital for
      operating costs                              -          -        350

Net Cash Used in Operating
  Activities:                                      -          -   (366,967)

Cash Flows From Investing
  Activities:
  Principal collected on notes
    receivable                                     -          -    199,727
  Purchase of property and
    equipment                                      -          -    (65,661)
  Proceeds from sale of property
    and equipment                                  -          -     18,369

Net Cash Provided by Investing
  Activities:                                      -          -    152,435

Cash Flows From Financing
  Activities:

  Issuance of common stock                         -          -    256,676
  Payments on long-term debt                       -          -    (36,307)
  Advances to (from) majority
    stockholder                                    -          -     (5,837)




                           EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                 STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)

                                                                Cumulative
                                                                  Since
                                                                Inception
                                            for the Three Months     of
                                              Ended March 31,   Development
                                              1996       1995       Stage

Net Cash Used in Financing
  Activities                                $      -   $      -   $214,532

Increase in Cash                                   -          -          -

Cash at Beginning of Period                        -          -          -

Cash at End of Period                       $      -   $      -   $      -

Supplemental Disclosure of
  Interest and Income Taxes Paid

    Interest paid for the period            $      -   $      -   $ 23,547

    Income taxes paid for the
      period                                $      -   $      -   $      -

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities

    Contribution of assets and
      assumption of liabilities,
      net, from majority
      stockholder                           $      -   $      -   $672,659

    Mining equipment acquired
      with issuance of common
      stock                                 $      -   $      -   $251,200












The accompanying notes are an integral part of these financial statements.




                           EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996
                              (Unaudited)


1.  Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2. Effective 5/3/96 the Board of Directors approved a 50 to 1 reverse split of the common stock and on October 7, 1996 the Board of Directors approved a 4 to 1 reverse split of the common stock. The financial statements have been retroactively restated to reflect the reverse splits as if they had happened prior to the earliest date presented.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with
Management's Discussion and Analysis of Financial Condition and
Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Results of Operations -     From March 1, 1990 to December 12, 1995
the Company was an inactive corporation. On December 12, 1995 the Company was reactivated and for the three months ended March 31, 1996 the Company was a development stage company and has not begun principal operations.

Liquidity and Capital Resources -     The Company intends to seek
an acquisition of a larger and potentially more profitable business. The Company intends to focus on opportunities to acquire new products or technologies in development as well as those currently being operated, including a complete operating business that has demonstrated long-term growth potential, strong marketing presence, and the basis for continuing profitability. The Company has not identified any specific target or possible acquisition. As the Company pursues its acquisition program, it will incur costs for ongoing general and administrative expenses as well as for identifying, investigating, and negotiating a possible acquisition.



                        EAT AT JOE'S LTD.
             (FORMERLY MORNING STAR INDUSTRIES, INC.)
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996
                           (Unaudited)
                           (Continued)


     In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowings, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    The Company did not file a report on Form 8-K during the three months ended March 31, 1996.



                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            EAT AT JOE'S LTD.
           (Registrant)





 DATE:    November 25, 1996       By:   /s/
                                       Joe Fiore
                                       Chief Executive Officer, & Director
                                      (Principal financial and
                                       Accounting Officer)