Form 10QSB
period 1996-06-30
EAT AT JOES LTD
filed 1996-11-26
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

             U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:     June 30, 1996

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

               P.O. Box 500, Yonkers, New York 10704
             (Address of principal executive offices)

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


                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           EAT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                            BALANCE SHEETS
                              (Unaudited)



                                          June 30,    December 31,
                                            1996          1995

Assets:                                 $          -  $          -


Liabilities:
  Accounts Payable                      $          -  $          -


     Total Liabilities                             -             -

Stockholders' Equity:
  Convertible Preferred Stock,
    Par value $0.001,
    Authorized 10,000,000,
    Issued - None                                  -             -
  Common Stock Authorized
    50,000,000, Issued
    328,428 of $0.0001 Par
    Value                                         33             8
  Paid-In Capital                            392,843       382,868
  Contributed Capital                        672,659       672,659
  Earnings (Deficit)
    Accumulated During the
    Development Stage                     (1,065,535)   (1,055,535)

     Total Stockholders'
       Equity                                      -             -

     Total Liabilities and
       Stockholders' Equity             $          -  $          -







The accompanying notes are an integral part of these financial statements.


                           EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                             Cumulative
                                                               Since
                                                             Inception
                  For the Three Months   For the Six Months       of
                      Ended June 30,      Ended June 30,   Development
                     1996       1995      1996        1995      Stage

Revenues:        $      -   $      -   $      -   $      -   $        -

Expenses:               -          -     10,000          -       16,244

   Net Income
    (Loss) From
    Operations          -          -    (10,000)         -      (16,244)

  Other Income
   (Expense) net        -          -          -          -       16,851

  Income (Loss)
    From  operations
    before income
    taxes               -          -    (10,000)         -          607

  Provision for (Benefit
    from) income
    taxes               -          -          -          -            -

  Discontinued
    operations,
    net                 -          -          -          -   (1,066,142)

Net Loss         $      -   $      -   $(10,000)  $      -  $(1,065,535)

Net Loss  per
  common share   $      -   $      -   $   (.07)  $      -

Weighted Average
  shares
  outstanding     224,032     78,428     151,632   78,428






The accompanying notes are an integral part of these financial statements.



                           EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                            Cumulative
                                                              Since
                                                            Inception
                                         for the Six Months     of
                                           Ended June 30,    Development
                                          1996       1995      Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss for the period                $      -   $      -   $(1,065,535)

Adjustments to reconcile
  net loss to net cash provided by
  operating activities
    Loss from foreclosure and
      abandonment of assets
      and related liabilities                 -          -       568,330
  Depreciation                                -          -       111,181
  Payment of organization costs               -          -        (6,244)
  Amortization of organization
    costs                                     -          -         6,244
  Decrease in accounts payable          (10,000)         -             -
  Decrease in accrued interest
    payable                                   -          -         8,707
  Contributed capital for
    operating costs                           -          -           350

Net Cash Used in Operating
  Activities:                           (10,000)         -      (376,967)

Cash Flows From Investing
  Activities:
  Principal collected on notes
    receivable                                -          -       199,727
  Purchase of property and
    equipment                                 -          -       (65,661)
  Proceeds from sale of property
    and equipment                             -          -        18,369

Net Cash Provided by Investing
  Activities:                                 -          -       152,435

Cash Flows From Financing
  Activities:

  Issuance of common stock               10,000          -       266,676
  Payments on long-term debt                  -          -       (36,307)
  Advances to (from) majority
    stockholder                               -          -        (5,837)



                           EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              (Continued)



                                                            Cumulative
                                                              Since
                                                            Inception
                                        for the Six Months     of
                                          Ended June 30,    Development
                                         1996       1995      Stage

Net Cash Used in Financing
  Activities:                         $ 10,000   $      -   $   224,532

Increase in Cash                             -          -             -

Cash at Beginning of Period                  -          -             -

Cash at End of Period                 $      -   $      -   $         -

Supplemental Disclosure of
  Interest and Income Taxes Paid

  Interest paid for the period        $      -   $      -   $    23,547

  Income taxes paid for the
    period                            $      -   $      -   $         -

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities

  Contribution of assets and
    assumption of liabilities,
    net, from majority
    stockholder                       $      -   $      -   $   672,659

  Mining equipment acquired
    with issuance of common
    stock                             $      -   $      -   $   251,200





The accompanying notes are an integral part of these financial statements.



                         EAT AT JOE'S LTD
             (FORMERLY MORNING STAR INDUSTRIES, INC.)
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 1996
                           (Unaudited)


   1.Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2.   Reverse Stock Splits

     Effective May 3, 1996 the Stockholders approved a 50 to 1 reverse split of the common stock and on October 7, 1996 the Stockholders approved a 4 to 1 reverse split of the common stock. The financial statements have been retroactively restated to reflect the reverse stock splits as if they had been effective prior to the earliest date presented.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with
Management's Discussion and Analysis of Financial Condition and
Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. On December 12, 1995 the Company was reactivated and for the three and six months ended June 30, 1996 the Company became a development stage company and has not begun principal operations.

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

     In order to complete any acquisition, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities, or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.



                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Effective May 3, 1996 approved a 50 to 1 reverse stock split. Effective October 7, 1996 approved a 4 to 1 reverse stock split. On October 5, 1996 elected Joseph Fiore, James Mylock, Jr., and
Andrew Cosenza, Jr. new directors to hold office until the next annual meeting.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    The Company did not file a report on Form 8-K during the six months ended June 30, 1996.



                            SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



            EAT AT JOE'S LTD.

             (Registrant)





DATE:  November 25, 1996      By:     /s/
                                     Joseph Fiore
                                     Chief Executive officer & Director
                                    (Principal financial and
                                     Accounting Officer)