Form 10QSB
period 1996-09-30
EAT AT JOES LTD
filed 1996-11-26
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

             U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:   September 30, 1996

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



                                        September 30,  December 31,
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


                           EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                           Cumulative
                                                             Since
                                                           Inception
                 For the Three Months For the Nine Months      of
                  Ended September 30,  Ended September 30, Development
                    1996       1995      1996      1995       Stage

Revenues:        $      -   $      -   $      -  $      -  $        -

Expenses:               -          -     10,000         -      16,244

   Net Income
    (Loss) From
    Operations          -          -    (10,000)        -     (16,244)

  Other Income
   (Expense) net        -          -          -         -      16,851

  Income (Loss)
    From  operations
    before income
    taxes               -          -    (10,000)        -         607

  Provision for (Benefit
    from) income
    taxes               -          -          -         -           -

  Discontinued
    operations,
    net                 -          -          -         -  (1,066,142)

Net Loss         $      -   $      -   $(10,000) $      - $(1,065,535)

Net Loss  per
  common share   $      -   $      -   $   (.05) $      -

Weighted Average
  shares
  outstanding     328,428     78,428    211,212    78,428






The accompanying notes are an integral part of these financial statements.



                           EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                           Cumulative
                                                             Since
                                                           Inception
                                       For the Nine Months    of
                                       Ended September 30, Development
                                         1996       1995      Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss for the period               $      -   $      -  $(1,065,535)

Adjustments to reconcile
  net loss to net cash provided by
  operating activities
    Loss from foreclosure and
      abandonment of assets
      and related liabilities                -          -      568,330
  Depreciation                               -          -      111,181
  Payment of organization costs              -          -       (6,244)
  Amortization of organization
    costs                                    -          -        6,244
  Increase in accounts payable               -          -            -
  Decrease in accrued interest
    payable                                  -          -        8,707
  Contributed capital for
    operating costs                          -          -          350

Net Cash Used in Operating
  Activities:                                -          -     (376,967)

Cash Flows From Investing
  Activities:
  Principal collected on notes
    receivable                               -          -      199,727
  Purchase of property and
    equipment                                -          -      (65,661)
  Proceeds from sale of property
    and equipment                            -          -       18,369

Net Cash Provided by Investing
  Activities:                                -          -      152,435

Cash Flows From Financing
  Activities:

  Issuance of common stock                   -          -      266,676
  Payments on long-term debt                 -          -      (36,307)
  Advances to (from) majority
    stockholder                              -          -       (5,837)



                           EAT AT JOE'S LTD.
               (FORMERLY MORNING STAR INDUSTRIES, INC.)
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              (Continued)



                                                           Cumulative
                                                             Since
                                                           Inception
                                       For the Nine Months     of
                                       Ended September 30, Development
                                         1996       1995      Stage

Net Cash Used in Financing
  Activities:                         $      -   $      -  $   224,532

Increase in Cash                             -          -            -

Cash at Beginning of Period                  -          -            -

Cash at End of Period                 $      -   $      -  $         -

Supplemental Disclosure of
  Interest and Income Taxes Paid

  Interest paid for the period        $      -   $      -  $    23,547

  Income taxes paid for the
    period                            $      -   $      -  $         -

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




                         EAT AT JOE'S LTD
             (FORMERLY MORNING STAR INDUSTRIES, INC.)
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                           (Unaudited)


   1.Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

Results of Operations -     From March 1, 1990 to December 12, 1995
the Company was an inactive corporation. On December 12, 1995 the Company was reactivated and for the three and nine months ended September 30, 1996 the Company became a development stage company and has not begun principal operations.

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

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    The Company did not file a report on Form 8-K during the nine months ended September 30, 1996.



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