Form 10KSB
period 1995-12-31
EAT AT JOES LTD
filed 1996-11-27
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For Fiscal Year Ended:  December 31, 1995

                                OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to


Commission file number        33-20111


                        Eat at Joe's Ltd.
          (Name of small business issuer in its charter)
        (Formerly Morning Star Industries, Inc.)
                (Formerly Conceptualistics, Inc.)

           Delaware                    75-2636283
 State or other jurisdiction of     (I.R.S. Employer
  incorporation or organization      Identification No.)

P.O. Box 500, Yonkers, New York         10704
 (Address of principal executive offices)(zip code)

 Issuer's telephone number (914) 725-2700

Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act:

                  Common Stock Par Value $0.0001
                         (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No

     Total pages:   25
     Exhibit Index Page: 11


                           Form 10-KSB

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.
     $    -0-

     As of November 14, 1996, there were 6,328,428 shares of the Registrant's common stock, par value $0.0001, issued and outstanding and 2,000,000 warrants to purchase common stock at $1.00 per share. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $6,328,428 computed at the average bid and asked price as of November 14, 1996.


               DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

     Transitional Small Business Disclosure Format (check one):

Yes     ; NO X




                        TABLE OF CONTENTS


Item Number and Caption                                      Page

PART I

1.  Description of Business . . . . . . . . . . . . . . . . . 4

2.  Description of Property . . . . . . . . . . . . . . . . . 5

3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . 5

4.  Submission of Matters to a Vote of Security Holders . . . 5



PART II

5.  Market for Common Equity and Related Stockholder Matters. 6

6.  Management's Discussion and Analysis or Plan of
    Operations. . . . . . . . . . . . . . . . . . . . . . . . 6

7.  Financial Statements. . . . . . . . . . . . . . . . . . . 8

8.  Changes in and Disagreements With Accountants on
    Accounting and Financial Disclosure . . . . . . . . . . . 8


PART III

9.  Directors, Executive Officers, Promoters and Control
    Persons; Compliance with Section 16(a) of the Exchange Act
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

10. Executive Compensation. . . . . . . . . . . . . . . . . . 10

11. Security Ownership of Certain Beneficial Owners and
    Management. . . . . . . . . . . . . . . . . . . . . . . . 10

12. Certain Relationships and Related Transactions. . . . . . 11


13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 11








                 PART I  DESCRIPTION OF BUSINESS


General

     The Company is seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. The business objective of the Company is to effect a business combination with a business which the Company believes has significant growth potential. The Company intends to utilize equity in affecting a business combination. On September 13, 1996 the Company changed its name to Eat at Joe's Ltd. and is attempting to raise $60,000 pursuant to Regulation D under Rule
504. The Company intends to open and operate theme restaurants styled in an "American Diner" atmosphere where families can eat wholesome, home-cooked food in a safe friendly atmosphere. Eat at Joe's, the classic American grill, is a restaurant concept that takes you back to eating in the era when favorite old rockers were playing on chrome-spangled jukeboxes and neon signs reflected on shiny tabletops of the 1950's.

History

     The company was incorporated as Conceptualistics, Inc. on January 6, 1988 in Delaware as a wholly owned subsidiary of Halter Venture Corporation ("HVC"), a publicly-owned corporation (now known as Debbie Reynolds Hotel and Casino, Inc.) In 1988, HVC divested itself of approximately 14% of its holdings in the Company by distributing 1,777,000 shares of the issued and outstanding stock of the Company to its shareholders. The then majority shareholder of HVC became the majority shareholder of the Company. Its business purpose is primarily to seek and acquire or merge with all types of business ventures. Its authorized capital stock is 50,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

     During the period from September 30, 1988 to March 1, 1990, the company remained in the development stage while attempting to enter the mining industry. The Company acquired certain unpatented mining claims and related equipment necessary to mine, extract, process and otherwise explore for kaolin clay, silica, feldspar, precious metals, antimony and other commercial minerals from its majority stockholder and unrelated third parties. The Company was unsuccessful in these start up efforts and all activity ceased during 1992 as a result of foreclosure on various loans in default and/or abandonment of all assets.

     Since March 1, 1990, the Company has not engaged in any business activities and the business purpose of the Company is to seek out and obtain an acquisition or merger transaction whereby its stockholders would benefit by owning an interest in a viable enterprise. Since the Company has no operations or significant assets, its principal potential for profits comes solely from operations it would receive in any acquisition or merger transaction. A merger or acquisition transaction with the Company would allow a privately held company to become a publicly held corporation with a broad shareholder base without experiencing the substantial time and filing requirements and financial expenditures imposed by federal and state securities laws.


                            ITEM 2. DESCRIPTION OF PROPERTY



     The Company at this time has no properties.

     Since 1992 all activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.




                    ITEM 3.  LEGAL PROCEEDINGS


NONE



                             PART II


               ITEM 4.  SUBMISSION OF MATTERS TO A
                     VOTE OF SECURITY HOLDERS


NONE










              ITEM 5. MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS


     The stock is traded over-the-counter on the Electronic
Bulletin Board with the trading symbol "JOES". To the best knowledge of management, there was no trading of shares during the past two years.

     The number of shareholders of record of the Company's common stock as of November 14, 1996 was 320.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.



               ITEM 6. MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATIONS


Plan of Operations - Eat at Joe's Ltd. Intends to open and operate theme restaurants styled in an "American Diner" atmosphere where families can eat wholesome, home cooked food in a safe friendly atmosphere. Eat at Joe's, the classic American grill, is a restaurant concept that takes you back to eating in the era when favorite old rockers were playing on chrome-spangled jukeboxes and neon signs reflected on shiny tabletops of the 1950's. Eat at Joe's fulfills the diner dream with homey ambiance that's affordable while providing food whose quality and variety is such you can eat there over and over, meal after meal. To build on the diner experience, a retail section in each Eat at Joe's would allow customers to take the good feelings home with them, in the form of 50's memorabilia.

     The Company's expansion strategy is to open restaurants either through Joint Venture agreements or Company owned units. Units may consist of a combination of full service restaurants or food court locations. Restaurant construction will take from 90-150 days to complete on a leased site.

     In considering site locations, the Company concentrates on trade demographics, such as traffic volume, accessibility and visibility. High Visibility Malls and Strip Malls in densely populated suburbs are the preferred locations. The Company also scrutinizes the potential competition and the profitability of national restaurant chains in the target market area. As part of the expansion program, the Company will inspect and approve each site before approval of any joint venture or partnership.

     A typical food court unit is approximately 500 square feet, whereas for a full service operation it is approximately 3,500 square feet. Food court operation consists of a limited menu. A full service restaurant consists of 30-35 tables seating about 140-150 people. The bar area will hold 6-8 tables and seats 30-35 people.

     The restaurant industry is an intensely competitive one, where price, service, location, and food quality are critical factors. The Company has many established competitors, ranging from similar casual-style chains to local single unit operations. Some of these competitors have substantially greater financial resources and may be established or indeed become established in areas where the Eat at Joe's Company operates. The restaurant industry may be affected by changes in customer tastes, economic, demographic trends, and traffic patterns. Factors such as inflation, increased supplies costs and the availability of suitable employees may adversely affect the restaurant industry in general and the Eat at Joe's Company Restaurant in particular. Significant numbers of the Eat at Joe's personnel are paid at rates related to the federal minimum wage and accordingly, any changes in this would affect the Company's labor costs.

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. On December 12, 1995 the Company was reactivated and since that date the Company continued to be a development stage company and has not begun principal operations.

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

     In order to complete any acquisition or expansion, the Company may be required to supplement its available cash and other liquid assets with proceeds from borrowing, the sale of additional securities or other sources. There can be no assurance that any such required additional funding will be available or, if available, that it can be obtained on terms favorable to the Company.

Government Regulations - The Company is subject to all pertinent Federal, State, and Local laws governing its business. Each Eat at Joe's is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions, overtime and tip credits.



                   ITEM 7. FINANCIAL STATEMENTS


     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 14 for a list of the financial statements and financial statement schedules included.



      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE


     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

                             PART III


       ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                         THE EXCHANGE ACT


Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

                                                     Director's
        Name         Age   Office                      Term Expires

Joseph Fiore         36    Chief Executive officer,    Next
                           Chairman of the Board of    Annual
                           Directors/Secretary         Meeting

James Mylock, Jr.    30    Director                    Next
                                                       Annual
                                                       Meeting

Andrew Cosenza, Jr.  28    President/Treasurer/        Next
                           Chief Operating Officer/    Annual
                           Director                    Meeting

     Joseph Fiore has served as chairman and chief executive officer of the Company since October 5, 1996. A native New Yorker and graduate with honors from Fordham University, B.S. in Finance, Mr. Fiore began his career in food service before he graduated from college when he purchased his first restaurant in the Galleria Mall in White Plains, N.Y. After graduation, he began working on the development of a 1950's theme restaurant concept with a traditional American menu of hamburgers, hot dogs, french fries, and ice cream
- Eat at Joe's. Mr. Fiore will be working with the investment community as well as all administrative activities within the Company.

     James Mylock, Jr. has served as a director of the Company since October 5, 1996. Mr. Mylock went to work for Eat at Joe's after graduation from the State University of New York at Buffalo in 1990 with a B.A. in Sociology and an A.A.S. in Business Administration. Combining his management skills with his interest in social trends and marketing, Mr. Mylock took a management position within a corporate retail unit where he gained a vast knowledge of the restaurant industry as well as discovering innovative ways to meet customer needs. He will be responsible for business development and aid in territorial acquisitions.

     Andrew Cosenza, Jr. has served as President/Secretary/ Treasurer/Chief Operating Officer and director of the Company from October 5, 1996. Andrew Cosenza, Jr. is a graduate of Drexel University where he majored in Finance with a minor in Hotel and Restaurant Management. Mr. Cosenza successfully owned and operated sit-down restaurants, pizzerias, and free-standing fast-food outlets. Each of Mr. Cosenza's food outlets are operated as if they are individually owned. Managers are experienced, mature and motivated to succeed. Mr. Cosenza brings an enormous amount of hands-on operational experience to Eat at Joe's as well as corporate expertise.


     The Company's Certificate of Incorporation provides that the board of directors shall consist of from one to nine members as elected by the shareholders. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

Board Meetings and Committees

     The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.


Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.



                 ITEM 10. EXECUTIVE COMPENSATION


NONE.



              ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT


Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 6,328,428 shares of issued and outstanding Common Stock of the Company as of November 14, 1996 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.











     To the best of management's knowledge there is not any shareholder who owns more than 5% of the Company's common stock.

                                             # of
Name and Address            Nature of        Shares
of Beneficial Owners        Ownership        Owned        Percent

Directors
   Joseph Fiore             Common Stock     None           -0-

   James Mylock, Jr.        Common Stock     None           -0-

   Andrew Cosenza, Jr.      Common Stock     None           -0-

All Executive Officers      Common Stock     None           -0-
  and Directors as a Group
  (3 persons)



     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


NONE.



            ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


      (a)The following documents are filed as part of this report.

      1.Financial Statements
                                                             PAGE
Report of S.W. Hatfield + Associates, Independent Certified
Public Accountants                                           F-1

Balance Sheets as of December 31, 1995, 1994 and 1993        F-3

Statements of Operations for the years ended
December 31, 1995, 1994 and 1993
and for the period January 6, 1988 (date of inception) to
December 31, 1995                                            F-4

Statement of Stockholders' Equity for the years ended
December 31, 1995, 1994, and 1993
and for the period January 6, 1988 (date of inception) to
December 31, 1995                                            F-6

Statements of Cash Flows for the years ended
December 31, 1995, 1994, and 1993
and for the period January 6, 1988 (date of inception) to
December 31, 1995                                            F-9

Notes to Financial Statements                                F-11

2.  Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.  Exhibits

     The following exhibits are included as part of this report:

          SEC
Exhibit   Reference
Number    Number             Title of Document                 Location

Item 3.             Articles of Incorporation and Bylaws

3.01      3   Articles of Incorporation of Conceptualistics,  Incorporated
              Inc. a Utah Corporation now known as            by Reference
              Eat At Joe's, LTD.

3.02      3   Bylaws                                          Incorporated
                                                              by Reference

Item 24.            Consents of Experts and Counsel

24.01     24  Consent of S. W. Hatfield + Associates          Incorporated
                                                              by Reference

     (b) No reports on Form 8-K were filed during the 4th Quarter of 1995.

     (c) The exhibits listed in Item 14(a)(3) are incorporated by reference.

     (d) No financial statement schedules required by this paragraph are required to be filed as a part of this form.


















                            SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                     EAT JOE'S LTD.


  Dated: November 25, 1996           By  /s/Joseph Fiore
                                     Joseph Fiore, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 18th day of November 18, 1996.

                                     EAT AT JOE'S LTD.


                                     By  /s/Joseph Fiore
                                     Joseph fiore, Director and
                                     Principal Executive
                                     Officer


                                     By  /s/James Mylock, Jr.
                                     James Mylock, Jr., Director


                                     By  /s/Andrew Cosenza, Jr.
                                     Andes Cosenza, Jr. Director,
                                     President (principle
                                     financial and accounting officer)












         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
Morning Star Industries, Inc.


     We have audited the accompanying balance sheets of Morning Star Industries, Inc. (a Delaware corporation and a development stage enterprise) as of December 31, 1995, 1994 and 1993 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period January 6, 1988 (date of inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morning Star Industries, Inc. (a development stage enterprise) as of December 31, 1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended and for the period January 6, 1988 (date of inception) through December 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is dependent upon its majority stockholder to maintain the corporate status of the Company and to provide all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The majority stockholder intends to continue the finding of nominal necessary expenses to sustain the corporate entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       Respectfully submitted,



                                        /s/
                                       S. W. Hatfield + Associates
                                       Certified Public Accountants

Salt Lake City, Utah
January 9, 1996


                   MORNING STAR INDUSTRIES, INC.
                  (a development stage enterprise)
                          BALANCE SHEETS
                 DECEMBER 31, 1995, 1994 AND 1993




                                        1995          1994          1993

ASSETS                                 $         - $         - $         -

LIABILITIES                            $         - $         - $         -

STOCKHOLDERS' EQUITY
  Preferred stock - $0.0001 par
    value.  10,000,000 shares
    authorized; none issued and
    outstanding                                  -           -           -
  Common stock - $0.0001 par value.
    50,000,000 shares authorized.
    15,698,662 issued and
    outstanding, respectively.               1,570       1,570       1,570
  Additional paid-in capital               381,306     381,306     381,306
  Contributed capital                      672,659     672,659     672,659
  Deficit accumulated during the
    development stage                   (1,055,535) (1,055,535) (1,055,535)

     Total Stockholders' Equity                  -           -           -

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY            $         - $         - $         -













The accompanying notes are an integral part of these financial statements.



                    MORNING STAR INDUSTRIES, INC.
                  (a development stage enterprise)
                     STATEMENTS OF OPERATIONS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
        AND THE PERIOD JANUARY 6, 1988 (DATE OF INCEPTION)
                    THROUGH DECEMBER 31, 1995


                                                               Period From
                                                                January 6,
                                                                  1988
                                                                 (Date of
                                                                Inception)
                         Year Ended   Year Ended   Year Ended    Through
                         December 31  December 31  December 31  December 31
                            1995         1994         1993         1995

Revenues               $         -  $         -  $         -  $         -

Expenses
  Amortization of
    organization costs           -            -          936        6,244

Net loss from continuing
  operations                     -            -         (936)      (6,244)

Other Income
  Interest income                -            -            -       16,851

Net loss before discontinued
  operations and income taxes    -            -         (936)      10,607

Discontinued Operations
  Loss from mining operations    -            -            -     (497,812)
  Loss from foreclosure on
    and abandonment of assets
    and related liabilities      -            -            -     (568,330)

     Total Effect of
       Discontinued
       Operations                -            -            -   (1,066,142)

Net loss before income taxes     -            -         (936)  (1,055,535)

Income Tax Expense (benefit)     -            -            -            -

Net Loss               $         -  $         -$        (936) $(1,055,535)

Net loss per weighted-average
  share of common stock
  outstanding                  nil           nil          nil $     (0.07)

Weighted-average number of
  shares of common stock
  outstanding            15,698,662   15,698,662   15,698,662   14,630,264

The accompanying notes are an integral part of these financial statements.


                               MORNING STAR INDUSTRIES, INC.
                               (a development stage company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                    AND THE PERIOD JANUARY 6, 1988 (DATE OF INCEPTION)
                                 THROUGH DECEMBER 31, 1995

                                                            Deficit
                                                          Accumulated
                                     Additional  Contri-  During the
                     Common Stock      Paid-in    buted   Development
                    Shares    Amount   Capital   Capital     Stage     Total

Issuance of stock
  at formation    12,450,000 $ 1,245 $       - $       -  $        - $   1,245
Sale of common
  stock               50,000       5     4,995         -           -     5,000
Exercise of common
  stock warrants -
  Class A            306,380      31   155,900         -           -   155,931
Capital contributed
  to support
  development              -       -         -       350           -       350
Contribution of property
  and equipment            -       -         -   672,309           -   672,309
Net loss
  for the period           -       -         -         -    (140,919) (140,919)

Balances at
December 31, 1988 12,806,380   1,281   160,895   672,659    (140,919)  693,916

Sale of common
  stock              160,000      16    19,984         -           -    20,000
Exercise of common
  stock warrants -
  Class A             42,282       4    39,996         -           -    40,000
Stock issued in
  exchange for
  acquisition of
  mining equipment 1,100,000     110   126,090         -           -   126,200
Net loss
 for the year              -       -         -         -    (258,133) (258,133)

Balances at
December 31, 1989 14,108,662   1,411   346,965   672,659    (399,052)  621,983


                                 MORNING STAR INDUSTRIES, INC.
                                 (a development stage company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                       AND THE PERIOD JANUARY 6, 1988 (DATE OF INCEPTION)
                                   THROUGH DECEMBER 31, 1995
                                          (CONTINUED)

                                                            Deficit
                                                          Accumulated
                                     Additional  Contri-  During the
                     Common Stock      Paid-in    buted   Development
                    Shares    Amount   Capital   Capital     Stage     Total

Balances at
December 31, 1989 14,108,662 $ 1,411 $ 346,965 $ 672,659  $ (399,052)$ 621,983

Net loss
  for the year             -       -         -         -     (45,585)  (45,585)

Balances at
December 31, 1990 14,108,662   1,411   346,965   672,659    (444,637)  576,398

Sale of common
  stock               60,000       6     4,494         -           -     4,500
Common stock issued
  to retire note
  payable          1,450,000     145    19,855         -           -    20,000
Net loss
 for the year              -       -         -         -      19,304    19,304

Balances at
December 31, 1991 15,618,662   1,562   371,314   672,659    (425,333)  620,202

Sale of common
  stock               80,000       8     9,992         -           -    10,000

Net loss
  for the year             -       -         -         -    (629,265) (629,265)

Balances at
December 31, 1992 15,698,662   1,570   381,306   672,659  (1,054,598)      937

Net loss
  for the year             -       -         -         -        (937)     (937)


                                 MORNING STAR INDUSTRIES, INC.
                                 (a development stage company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                       AND THE PERIOD JANUARY 6, 1988 (DATE OF INCEPTION)
                                   THROUGH DECEMBER 31, 1995
                                          (CONTINUED)

                                                           Deficit
                                                          Accumulated
                                     Additional  Contri-  During the
                     Common  Stock     Paid-in    buted   Development
                    Shares    Amount   Capital   Capital     Stage     Total

Balances at
December 31, 1993 15,698,662 $ 1,570 $ 381,306 $ 672,659 $(1,055,535)$       -

Net loss
  for the year             -       -         -          -          -         -

Balances at
December 31, 1994 15,698,662   1,570   381,306    672,659 (1,055,535)        -

Net loss
  for the year             -       -         -          -          -         -

Balances at
December 31, 1995 15,698,662 $ 1,570 $ 381,306 $  672,659 $1,055,535)$       -







The accompanying notes are an integral part of these financial statements.


                  MORNING STAR INDUSTRIES, INC.
                  (a development stage company)
                     STATEMENTS OF CASH FLOWS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
        AND THE PERIOD JANUARY 6, 1988 (DATE OF INCEPTION)
                    THROUGH DECEMBER 31, 1995

                                                               Period From
                                                                January 6,
                                                                  1988
                                                                 (Date of
                                                                Inception)
                         Year Ended   Year Ended   Year Ended    Through
                         December 31  December 31  December 31  December 31
                            1995         1994         1993         1995

Cash Flows From Operating
  Activities
Net loss for the period  $         - $         - $      (936) $(1,055,535)
Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities
Loss from foreclosure and
  abandonment of assets
  and related liabilities          -           -           -      568,330
Depreciation                       -           -           -      111,181
Payment of organization
  costs                            -           -           -       (6,244)
Amortization of
  organization costs               -           -         936        6,244
Decrease in accrued
  interest payable                 -           -           -        8,707
Contributed capital for
  operating costs                  -           -           -          350

Net Cash Used in Operating
  Activities                       -           -        (936)    (366,967)

Cash Flows From Investing
  Activities
Principal collected on
  notes receivable                 -           -           -      199,727
Purchase of property and
  equipment                        -           -           -      (65,661)
Proceeds from sale of
  property and equipment           -           -           -       18,369

Net Cash Provided by Investing
  Activities                       -           -           -      152,435



                     MORNING STAR INDUSTRIES, INC.
                    (a development stage company)
                       STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
          AND THE PERIOD JANUARY 6, 1988 (DATE OF INCEPTION)
                       THROUGH DECEMBER 31, 1995
                             (CONTINUED)
                                                               Period From
                                                                January 6,
                                                                  1988
                                                                 (Date of
                                                                Inception)
                         Year Ended   Year Ended   Year Ended    Through
                         December 31  December 31  December 31  December 31
                            1995         1994         1993         1995
Cash Flows From Financing
  Activities
Issuance of common stock $        -  $         -  $         -  $   256,676
Payments on long-term debt        -            -            -      (36,307)
Advances to (from) majority
  stockholder                     -            -            -       (5,837)

Net Cash Used in Financing
  Activities                      -            -            -      214,532

Increase in Cash                  -            -            -            -

Cash at beginning of period       -            -            -            -

Cash at end of period     $       -  $         - $          -  $         -

Supplemental Disclosure of
  Interest and Income Taxes
  Paid
    Interest paid for the
      period              $       -  $         - $          -  $    23,547
    Income taxes paid for the
      period              $       -  $         - $          -  $         -

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
    Contribution of assets and
      assumption of liabilities,
      net, from majority
      stockholder         $       -  $         - $          -  $   672,659
    Mining equipment acquired
      with issuance of common
      stock               $       -  $         - $          -  $   251,200

The accompanying notes are an integral part of these financial statements.

                  MORNING STAR INDUSTRIES, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Organization and description of business
     Morning Star Industries, Inc. (Company) was incorporated on January 6, 1988, under the laws of the State of Delaware, as a wholly-owned subsidiary of Debbie Reynolds Hotel and Casino, Inc. (DRHC) (formerly Halter Venture Corporation or Halter Racing Stables, Inc.) a publicly-owned corporation. DRHC caused the Company to register 1,777,000 shares of its initial 12,450,000 issued and outstanding shares of common stock with the Securities and Exchange Commission on Form S-18. DRHC then distributed the registered shares to DRHC stockholders.

     During the period September 30, 1988 to December 31, 1992, the Company remained in the development stage while attempting to enter the mining industry. The Company acquired certain unpatented mining claims and related equipment necessary to mine, extract, process and otherwise explore for kaolin clay, silica, feldspar, precious metals, antimony and other commercial minerals from its majority stockholder and other unrelated third-parties. The Company was unsuccessful in these start-up efforts and all activity was ceased during 1992 as a result of foreclosure on various loans in default and/or the abandonment of all assets.

     Since December 31, 1992, the Company has had no operations, assets or liabilities. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit. The Company has not engaged in any negotiations, other than the commercial mining prospects, from inception and has not undertaken any steps to initiate the search for a merger or acquisition candidate.

     The company's majority stockholder has continued to maintain the corporate status of the Company and provides all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

     The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately
     $1,000,000.


                  MORNING STAR INDUSTRIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.   Cash and cash equivalents

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

3.   Organization costs

     Organization costs were amortized using the straight-line basis.

4.   Income taxes

     The Company files its own separate federal income tax return. Due to the provisions of Internal Revenue Code section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

5.   Loss per share

     Loss per share is computed by dividing the net loss by the weighted-average number of share of common stock and common stock equivalents, if any, outstanding during the year/period.


NOTE B - RELATED PARTY TRANSACTIONS

     For the period January 6, 1988 (date of inception) through April 14, 1988, DRHC or its affiliates provided office space and management services to the Company for a monthly fee. Total expenses under this arrangement aggregated $350 for this cumulative period.

     During the period 1988 through 1992, the Company's then majority stockholder periodically advanced funds to the Company for working capital purposes. At liquidation and cessation of all commercial mining activities, the Company charged off a net receivable from the majority stockholder of approximately $5,800 as additional compensation to the former majority stockholder.