Form 10KSB
period 1996-12-31
EAT AT JOES LTD
filed 1997-04-01
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                 FORM 10-KSB

(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Fiscal Year Ended:  December 31,  1996

                                      or

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  To

Commission file number         33-20111


                               Eat at Joe's Ltd.
                  (Name of small business issuer in  its charter)


Delaware                                                 75-2636283
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                         Identification No.)

                P.O. Box 500, Yonkers, New  York         10704
           (Address of principal executive  offices)  (zip code)

Issuer's telephone number                               (914) 725-2700
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
 Yes   X     No


                                     Total pages:     14
                              Exhibit Index Page:     12

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

     As of March 17, 1997, there were 12,228,805 shares of the Registrant's common stock, par value $0.0001, issued and outstanding and 1,600,000 warrants to purchase common stock at $1.00 per share. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $6,728,805 computed at the average bid and asked price as of March 17, 1997.


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

     Transitional Small Business Disclosure Format (check one):
Yes       ;  NO X















                            TABLE OF CONTENTS

Item Number and Caption                                               Page
PART I

Item 1.     Description of Business . . .. . . . . . . . . . . . . . . 4

Item 2.     Description of Property . . . . . . . . . . . . . . . . .  5

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . .  5

Item 4.     Submission of Matters to a Vote of Security Holders . .  . 5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters. . 6

Item 6.     Management's Discussion and Analysis or Plan of Operations  6

Item 7.      Financial Statements. . . . . . . . . . . . . . . . . . .  8

Item 8.      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . . . . . . . .  8
PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act   9

Item 10.   Executive Compensation. . . . . . . . . . . . . . . . . . . . 11

Item 11.   Security Ownership of Certain Beneficial Owners and Management 11

Item 12.   Certain Relationships and Related Transactions. . . . . . . .  12

Item 13.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .. . . 12




                                         PART  I



                       ITEM 1   DESCRIPTION OF  BUSINESS



General
     The Company is seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. The business objective of the Company is to effect a business combination with a business which the Company believes has significant growth potential. The Company intends to utilize equity in affecting a business combination. On September 13, 1996 the Company changed its name to Eat at
Joe's Ltd. and on November 11, 1996 raised $60,000 pursuant to Regulation D under Rule 504. The Company intends to open and operate theme restaurants styled in an "American Diner" atmosphere where families can eat wholesome,
home-cooked food in a safe friendly atmosphere.   Eat at Joe's, the
classic American grill, is a restaurant concept that takes you back to eating in the era when favorite old rockers were playing on chrome-spangled jukeboxes and neon signs reflected on shiny tabletops of the 1950's.

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

     On January 3, 1997, the Shareholders adopted a plan or reorganization and merger between the Company and E. A. J. Holding Corp. Inc. ("Hold") to be effective on or before January 31, 1997. Under the plan, the Company will acquire all the issued and outstanding shares of "Hold", a Delaware corporation making "Hold" a wholly owned subsidiary of the Company for 5,500,000 common shares of the Company.



                     ITEM 2   DESCRIPTION OF PROPERTY


     The Company at this time has no properties.

     Since 1992 all activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.



                            ITEM 3   LEGAL PROCEEDINGS


NONE



                            ITEM 4   SUBMISSION OF MATTERS TO A
                               VOTE OF SECURITY  HOLDERS



NONE

                                   PART  II



                        ITEM 5   MARKET FOR COMMON EQUITY AND
                            RELATED STOCKHOLDER MATTERS



     The stock is traded over-the-counter on the Electronic Bulletin Board with the trading symbol "JOES". To the best knowledge of management, there was no trading of shares during the past two years.

     The number of shareholders of record of the Company's common stock as of March 17, 1997 was 377.

     The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


                   ITEM 6   MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OR PLAN OF OPERATIONS


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

     A typical food court unit is approximately 500 square feet, whereas for a full service operation it is approximately 3,500 square feet. Food court operation consists of a limited menu. A full service restaurant consists of
30-35 tables seating about 140- 150 people.   The bar area will hold
6-8 tables and seats 30-35 people.

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



                         ITEM 7   FINANCIAL STATEMENTS


The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.



              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE




     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.















                                   PART III


               ITEM 9   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                               THE EXCHANGE  ACT





Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name            Age      Office                    Term Expires

Joseph Fiore                  36      Chief Executive officer/      Next
                                      Chairman of the Board of     Annual
                                      Directors/Secretary          Meeting

James Mylock, Jr.             30      Director                      Next
                                                                   Annual
                                                                   Meeting

Andrew Cosenza, Jr.           28      President/Treasurer/           Next
                                      Chief Operating Officer/      Annual
                                      Director                      Meeting

     Joseph Fiore has served as C.E.O./Chairman of the board of directors/ Secretary of the Company since October 5, 1996. A native New Yorker and graduate with honors from Fordham University, B.S. in Finance, Mr. Fiore began his career in food service before he graduated from college when he purchased his first restaurant in the Galleria Mall in White Plains, N.Y. After graduation, he began working on the development of a 1950's theme restaurant concept with a traditional American menu of hamburgers, hot dogs, french fries, and ice cream - Eat at Joe's. Mr. Fiore will be working with the investment community as well as all administrative activities within the Company.

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

     Andrew Cosenza, Jr. has served as President/ Treasurer/Chief
Operating Officer and director of the Company from October 5, 1996. Andrew Cosenza, Jr. is a graduate of Drexel University where he majored in Finance with a minor in Hotel and Restaurant Management. Mr. Cosenza successfully owned and operated sit-down restaurants, pizzerias, and free-standing fast-food outlets. Each of Mr. Cosenza's food outlets are operated as if they are individually owned. Managers are experienced, mature and motivated to succeed. Mr. Cosenza brings an enormous amount of hands-on operational experience to Eat at Joe's as well as corporate expertise.

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







                        ITEM 10   EXECUTIVE  COMPENSATION



NONE.



                 ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                  AND MANAGEMENT



Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 12,228,805 shares of issued and outstanding Common Stock of the Company as of March 17, 1997 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

     To the best of management's knowledge there is not any shareholder who owns more than 5% of the Company's common stock.

                                             # of
Name and Address           Nature of        Shares
of Beneficial Owners       Ownership         Owned              Percent
Directors


   Joseph Fiore            Common Stock     2,949,934              24%

   James Mylock, Jr.       Common Stock       None                 -0-

   Andrew Cosenza, Jr.     Common Stock     2,700,000               22%

All Executive Officers     Common Stock     5,649,934               46%
and Directors as a Group
  (3 persons)



            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



NONE.



                  ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



      (a)     The following documents are filed as part of this report.
1.     Financial Statements

                                                                      Page
Report of Robison, Hill & Co., Independent Certified Public
Accountants                                                            F-1

Balance Sheets as of December 31, 1996, and 1995                       F-2
Statements of Operations for the years ended
December 31, 1996, and 1995                                            F-3

Statement of Stockholders' Equity for the years ended
December 31, 1996, and 1995                                            F-4

Statements of Cash Flows for the years ended
December 31, 1996, and 1995                                            F-5

Notes to Financial Statements                                          F-7

2.     Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.




3.     Exhibits

                The following exhibits are included as part of this  report:

Exhibit
Number           Title of Document


3.01             Articles of Incorporation of Conceptualistics,
                 Incorporated Inc. a Utah Corporation now known as Eat At Joe's, LTD. (1)
3.02             Bylaws (1)

10.23            Consent of Accountants

     (b)  No reports on Form 8-K were filed.

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


                                         EAT JOE'S LTD.


Dated: March 31, 1997                    By   /S/     Joseph Fiore
                                         Joseph Fiore,
                                         C.E.O./Chairmam/Secretary/Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 1997.

Signatures                                Title

/S/     Joseph Fiore
Joseph Fiore                               C.E.O./Chairman/Secretary/Diretor
                                           (Principal Executive, Financial
                                           and Accounting Officer)


/S/     James Mylock, Jr.
James Mylock, Jr.                           Director


/S/     Andrew Cosenza, Jr.
Andew Cosenza, Jr.                           Director/President/C.O.O./Treasurer
















         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Eat At Joe's Ltd.


We have audited the accompanying balance sheets of Eat At Joe's Ltd.. (a Delaware corporation and a development stage enterprise) as of December 31, 1996, and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd.
(a development stage enterprise) as of December 31, 1996, and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                         Respectfully submitted,



                                         /S/
                                         Robison, Hill & Co.
                                         Certified Public Accountants

Salt Lake City, Utah
March 17, 1997

                        EAT AT JOE'S LTD.
                 (a development stage enterprise)
                          BALANCE SHEETS
                    DECEMBER 31, 1996 AND 1995





                                                1996             1995
ASSETS
Current Assets:
 Cash and Cash Equivalents                  $    34,972      $          -
 Prepaid Expense                                  3,975                 -
 Deposits                                        25,000                 -

     Total Current Assets                        63,947                 -


LIABILITIES
Current Liabilities:
 Accounts Payable                                 7,235                  -

STOCKHOLDERS' EQUITY
  Preferred stock - $0.0001 par
    value.  10,000,000 shares
    authorized; none issued and
    outstanding                                       -                   -
  Common stock - $0.0001 par value.
    50,000,000 shares authorized.
    6,328,428 and 313,973, issued and
    outstanding, respectively.                      633                  31
  Additional paid-in capital                    452,243             382,845
  Contributed capital                           672,659             672,659
  Deficit accumulated during the
    development stage                        (1,068,823)         (1,055,535)

     Total Stockholders' Equity                  56,712                   -

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $    63,947        $          -







The accompanying notes are an integral part of these financial statements.


                      EAT AT JOE'S LTD.
                (a development stage enterprise)
                     STATEMENTS OF OPERATIONS
             YEARS ENDED DECEMBER 31, 1996, AND 1995


                                                            Cumulative
                                                               During
                                                            Development
                                    1996          1995          Stage
Revenues                          $      -      $      -    $         -

Expenses
  General and administrative         9,350              -          9,350
  Amortization of
    organization cost                    -              -          6,244
Net loss from continuing operations (9,350)             -        (15,594)
Other Income (Expense)
  Interest income                        -              -         16,851
  Interest expense                  (3,938)             -         (3,938)

Net loss before discontinued
 operations and income taxes       (13,288)             -         (2,681)

Discontinued Operations
  Loss from mining operations            -              -       (497,812)
  Loss from foreclosure on
    and abandonment of assets
    and related liabilities              -              -       (568,330)

     Total Effect of
       Discontinued
       Operations                        -              -      (1,066,142)

Net loss before income taxes       (13,288)             -      (1,068,823)

Income Tax Expense (benefit)             -              -                -

Net Loss                          $(13,288)       $     -      $(1,068,823)

Net loss per weighted-average
  share of common stock
  outstanding                         (.01)             -
Weighted-average number of
  shares of common stock
  outstanding                     1,030,247        313,973

The accompanying notes are an integral part of these financial statements.

                                   EAT AT JOE'S LTD.
                            (a development stage company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 31, 1996, AND 1995



                                                      Deficit
                                                     Accumulated
                              Additional             During the
                Common  Stock  Paid-in  Contributed  Development
                Shares  Amount Capital    Capital       Stage         Total

Balances at
December 31,
1994            313,973     31   382,845    672,659 (1,055,535)           -

Net loss
for the year          -      -         -          -           -           -

Balances at
December 31,
1995            313,973     31    382,845    672,659 (1,055,535)          -

May 1996,
shares issued
to Company
for cash         14,455      2      9,998          -          -       10,000

November 1996,
shares issued
in Reg D-504
offering      6,000,000    600     59,400          -           -       60,000

Net loss
for the year          -      -          -          -     (13,288)     (13,288)

Balances at
December 31,
1996          6,328,428  $ 633  $ 452,243  $ 672,659  $(1,068,823)  $  56,712


The accompanying notes are an integral part of these financial statements.

                        EAT AT JOE'S LTD.
                  (a development stage company)

                     STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1996, AND 1995



                                                                 Cumulative
                                                                    During
                                                                 Development
                                      1996             1995         Stage

Cash Flows From Operating
  Activities
   Net loss for the period       $   (13,288)      $       -     $(1,068,823)
   Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities
    Loss from foreclosure and
     abandonment of assets
     and related liabilities               -                -        568,330
    Depreciation                           -                -        111,181
    Payment of organization
     costs                                 -                -         (6,244)
    Amortization of
     organization costs                    -                -          6,244
    Increase in prepaid expense       (3,975)               -         (3,975)
    Increase in deposits             (25,000)               -        (25,000)
    Increase in accounts payable       7,235                -          7,235
    Decrease in accrued
     interest payable                      -                -          8,707
    Contributed capital for
     operating costs                       -                -            350

Net Cash Used in Operating
  Activities                         (35,028)               -       (401,995)

Cash Flows From Investing
  Activities
   Principal collected on
    notes receivable                       -                 -       199,727
   Purchase of property and
    equipment                              -                 -       (65,661)
   Proceeds from sale of
    property and equipment                 -                 -        18,369

Net Cash Provided by Investing
  Activities                               -                 -       152,435


                        EAT AT JOE'S LTD.
                  (a development stage company)

                     STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1996, AND 1995



                                                                 Cumulative
                                                                   During
                                                                 Development
                                      1996             1995         Stage
Cash Flows From Financing
  Activities
    Issuance of common stock      $   70,000      $           -  $   326,676
    Payments on long-term debt             -                  -      (36,307)
    Advances to (from) majority
     stockholder                           -                  -       (5,837)
Net Cash Provided by Financing
  Activities                          70,000                  -      284,532
Increase in Cash                      34,972                  -       34,972
Cash at beginning of period                -                  -            -

Cash at end of period             $   34,972      $           -  $    34,972
Supplemental Disclosure of
  Interest and Income Taxes
  Paid
    Interest paid for the
      period                     $     3,938      $           -  $    27,485
    Income taxes paid for the
      period                     $         -      $           -  $         -

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
    Contribution of assets and
      assumption of liabilities,
      net, from majority
      stockholder            $             -      $            -  $   672,659
    Mining equipment acquired
      with issuance of common
      stock                  $             -      $            -  $   251,200



The accompanying notes are an integral part of these financial statements.


                        EAT AT JOE'S LTD.
                  (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1996, AND 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Eat At Joe's, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     Eat At Joe's Ltd. (Company) was incorporated on January 6, 1988, under the laws of the State of Delaware, as a wholly-owned subsidiary of Debbie Reynolds Hotel and Casino, Inc. (DRHC) (formerly Halter Venture Corporation or Halter Racing Stables, Inc.) a publicly-owned corporation. DRHC caused the Company to register 1,777,000 shares of its initial 12,450,000 issued and outstanding shares of common stock with the Securities and Exchange Commission on Form S-18. DRHC then distributed the registered shares to DRHC stockholders.

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

      Since December 31, 1992, the Company has had no operations, assets or liabilities. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit. Subsequent to December 31, 1996 the Company and E. A. J. Holding Corp. Inc. entered into an agreement of acquisition (see subsequent events footnote).

            The Company is considered in the development stage and has not commenced planned principal operations.

Nature of Business

     The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                          EAT AT JOE'S LTD.
                  (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1996, AND 1995
                           (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reverse Stock Split

     Effective May 3, 1996 the Stockholders approved a 50 to 1 reverse split of the common stock and effective October 7, 1996 the Stockholders approved a 4 to 1 reverse split. The financial statements have been retroactively restated to reflect the reverse stock split as if it had been effective prior to the earliest date presented.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Organization costs

     Organization costs were amortized using the straight-line basis.

Loss per share

     Loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the year. Fully diluted earnings per share amounts are not presented because they are anti-dilutive.

Reclassifications

     Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

NOTE 2 - INCOME TAXES

     As of December 31, 1996, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,005,000. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

                        EAT AT JOE'S LTD.
                  (a development stage company)

                  NOTES TO FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1996, AND 1995
                           (Continued)

NOTE 3 - DEVELOPMENT STAGE

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of December 31, 1996 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - SUBSEQUENT EVENTS

     On January 3, 1997, the Shareholders adopted a plan or reorganization and merger between the Company and E. A. J. Holding Corp. Inc. ("Hold") to be effective on or before January 31, 1997. Under the plan, the Company will acquire all the issued and outstanding shares of "Hold", a Delaware corporation making "Hold" a wholly owned subsidiary of the Company for 5,500,000 common shares of the Company.