Form 10QSB
period 1997-03-31
EAT AT JOES LTD
filed 1997-05-06
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

             U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:                     March 31, 1997

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

              (914) 725-2700
                    Issuer's telephone number

                                                    .
(Former name, former address and former fiscal year, if changed since last report.)

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
Yes     No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
      April 16, 1997   12,528,428

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   x


                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          EAT AT JOE'S LTD.
                     (A Development Stage Company)
                            BALANCE SHEETS
                              (Unaudited)
                                           March 31,   December 31,
                                             1997          1996
Assets:
Current Assets:
 Cash and Cash Equivalents              $    376,635  $     34,972
 Prepaid Expense                               3,050         3,975
 Deposits                                          -        25,000
    Total Current Assets                     379,685        63,947

Property and Equipment:
 Office Equipment                              1,000             -
 Leasehold Improvements                       12,495             -
    Net Property and Equipment                13,495             -

Other Assets:
 Security Deposits                            10,991             -
 Organization Costs                            8,857             -
 Deferred Development Costs                  196,214             -
    Total Other Assets                       216,062             -
    Total Assets                        $    609,242  $     63,947

Liabilities:
 Accounts Payable                       $     18,900  $      7,235
 Accrued Liabilities                           8,445             -
 Loans from Stockholders                      14,000             -
    Total Liabilities                         41,345         7,235

Stockholders' Equity:
 Preferred Stock -
    $.0001 par value,
    10,000,000 shares
    authorized; none
    issued and outstanding
 Common Stock - $.0001
    par value,
    50,000,000 shares authorized,
    12,228,428 and 6,328,428
    issued and outstanding,
    respectively.                              1,223           633
  Additional paid-In Capital               1,001,690       452,243
  Contributed Capital                        672,659       672,659
  Deficit Accumulated During
  the Development Stage                   (1,107,675)   (1,068,823)
    Total Stockholders'
       Equity                                567,897        56,712
    Total Liabilities and
       Stockholders' Equity             $    609,242  $     63,947

The accompanying notes are an integral part of these financial statements.


                            EAT AT JOE'S LTD.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                 Cumulative
                                                                    Since
                                        For the Three Months     Inception of
                                            Ended March 31,      Development
                                           1997         1996         Stage

Revenues:                              $         -  $         -  $         -

Expenses:                                   38,858       10,000       58,390

   Net Income (Loss)
   From Operations                         (38,858)     (10,000)     (58,390)

   Other Income (Expense) Net                     6            -       16,857

Income (Loss) From Operations
  Before Income Taxes                       (38,852)     (10,000)     (41,533)
Provision For (Benefit From)
  Income Taxes                                    -            -            -
Discontinued Operations, Net                      -            -   (1,066,142)

Net Loss                                $   (38,852) $   (10,000) $(1,107,675)

Net Loss Per Common Share               $         -  $      (.13)

Weighted Average Shares
  Outstanding                            11,857,317       78,428





















The accompanying notes are an integral part of these financial statements.

                           EAT AT JOE'S LTD.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                      Cumulative
                                                                 Since
                                                               Inception
                                         For the Three Months      of
                                             Ended March 31,   Development
                                             1997       1996       Stage

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss for the period                  $(38,852)   $ (10,000)   $(1,107,675)

Adjustments to Reconcile
  net loss to net cash provided by
  operating activities
    Loss from foreclosure and
      abandonment of assets
      and related liabilities                   -            -       568,330
    Depreciation                                -            -       111,181
    Payment of organization costs          (8,657)           -       (14,901)
    Amortization of organization
      costs                                     -            -         6,244
    (Increase) decrease in
    prepaid expense                           925            -        (3,050)
    (Increase) decrease in deposits        14,009            -       (10,991)
    Increase in accounts payable           11,665       10,000        18,900
    Increase in accrued expenses            8,445            -         8,445
    Decrease in accrued interest
      payable                                   -            -         8,707
    Contributed capital for
      operating costs                           -            -           350

Net Cash Used in Operating
  Activities:                             (12,465)           -       (414,460)

Cash Flows From Investing
  Activities:
  Principal collected on notes
    receivable                                  -            -        199,727
  Payment of Deferred
    Development Costs                     (46,377)           -       (46,377)
  Purchase of property and
    equipment                             (13,495)           -       (79,156)
  Proceeds from sale of property
    and equipment                               -            -        18,369

Net Cash Provided by Investing
  Activities:                             (59,872)           -        92,563




                           EAT AT JOE'S LTD.
                     (A Development Stage Company)
                 STATEMENTS OF CASH FLOWS (Continued)
                              (Unaudited)
                              (Continued)

                                                      Cumulative
                                                                  Since
                                                                Inception
                                        for the Three Months        of
                                            Ended March 31,      Development
                                            1997       1996         Stage

Cash Flows From Financing
  Activities:

  Issuance of common stock                400,000            -        726,676
  Payments on long-term debt                    -            -        (36,307)
  Advances to (from) majority
    stockholder                            14,000            -          8,163

Net Cash Used in Financing
  Activities                              414,000            -        698,532

Increase in Cash                          341,663            -        376,635

Cash at Beginning of Period                34,972            -              -

Cash at End of Period                    $376,635     $      -       $376,635

Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period         $      -     $      -       $ 23,547
    Income taxes paid for the
      period                             $      -     $      -       $      -

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
    Contribution of assets and
      assumption of liabilities,
      net, from majority
      stockholder                        $      -     $      -       $672,659
    Mining equipment acquired
      with issuance of common
      stock                              $      -     $      -       $251,200
    Deferred development costs
      acquired with issuance of
      common stock                       $149,837     $      -       $149,837
    Organization costs acquired
      with issuance of common
      Stock                              $    200     $      -       $    200


The accompanying notes are an integral part of these financial statements.

                           EAT AT JOE'S LTD.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997
                              (Unaudited)


1.  Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.   Purchase of Subsidiaries

     On February 14, 1997 the shareholders of the Company approved an agreement whereby 5,500,000 shares of the Company's common stock was exchanged for a 100% interest in E.A.J. Holding Corporation, Inc. ("Holding"), a Delaware corporation. Holding, which was organized on February 14, 1997, had total assets with a historical cost value of $150,037, consisting of the Eat at Joe's trade mark, business plan, graphics, illustrations/renderings, corporate brochure and website with a historical value of $149,837, organization costs of $200 and no liabilities on the date of the exchange.

     During March, 1997 Holding acquired 100% of the issued and outstanding stock of E.A.J.: PHL, Airport Inc. ("PHL Airport"), a Pennsylvania corporation organized August 19, 1996 for $25,000. At the time of the acquisition PHL Airport had assets with a historical cost value of $37,500, consisting of developmental costs and organizational costs and liabilities of $12,500.

     These transactions have been accounted for as a reorganization of ownership interests between related parties as if it were a "Pooling of Interests." Accordingly, assets and liabilities are reflected at their historical values. Shareholders' equity has been restated to reflect shares exchanged in the reorganization as outstanding as of January 1, 1997, and income and expenses have been presented since January 1, 1997.






                        EAT AT JOE'S LTD.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997
                           (Unaudited)
                           (Continued)

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with
Management's Discussion and Analysis or Plan of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Results of Operations -     From March 1, 1990 to December 12, 1995
the Company was an inactive corporation. On December 12, 1995 the Company was reactivated and for the three months ended March 31, 1997 the Company continued to be a development stage company and has not begun principal operations.

Plan of Operations -     With the acquisition of E.A.J.:PHL
Airport, Inc. the Company has commenced the first stage of the implementation of its business plan whereby it intends to open and operate theme restaurants styled in an "American Diner" atmosphere.

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

     On April 16, 1997 300,000 warrants were exercised with the $300,000 becoming available for operating capital of the Company.

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    On February 14, 1997 the Shareholders approved the acquisition of E.A.J. Holding Corporation, Inc. (A newly organized Delaware corporation) for the issuance of 5,500,000 shares of the Company's common stock.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    The Company did not file a report on Form 8-K during the three months ended March 31, 1997.


                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            EAT AT JOE'S LTD.
            (Registrant)





   DATE:        May 5, 1997         By:   /s/
                                          Joe Fiore
                                          Chief Executive Officer, & Director
                                         (Principal financial and
                                          Accounting Officer)