Form 10QSB
period 1997-06-30
EAT AT JOES LTD
filed 1997-08-07
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                 U.S. Securities and Exchange Commission

                        Washington, D.C.  20549

                             Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:      June 30, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the
latest practical date: July 31, 1997   12,528,428

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   x
























                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           EAT AT JOE'S LTD.
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS


                                         (Unaudited)
                                           June 30,        December 31,
                                             1997              1996
Assets:
Current Assets:
 Cash and Cash Equivalents               $    478,247     $     34,972
 Prepaid Expense                               15,800            3,975
 Deposits                                           -           25,000
    Total Current Assets                      494,047           63,947

Property and Equipment:
 Office Equipment                               1,000                -
 Leasehold Improvements                        12,495                -
    Net Property and Equipment                 13,495                -

Other Assets:
 Security Deposits                             10,991                -
 Organization Costs                             8,857                -
 Deferred Development Costs                   251,106                -
    Total Other Assets                        270,954                -

    Total Assets                         $    778,496     $     63,947




                              EAT AT JOE'S LTD.
                       (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS
                                (Continued)


                                             (Unaudited)
                                               June 30,     December 31,
                                                 1997           1996
Liabilities:
 Accounts Payable                             $   23,634     $   7,235
 Accrued Liabilities                               1,210             -
 Loans from Stockholders                          14,000             -
    Total Liabilities                             38,844         7,235

Stockholders' Equity:
 Preferred Stock - $.0001
  par value, 10,000,000 shares
  authorized; none issued and
  outstanding
 Common Stock - $.0001
  par value, 50,000,000 shares
  authorized, 12,528,428 and
  6,328,428 issued and
  outstanding, respectively.                       1,253          633
 Additional paid-In Capital                    1,301,660      452,243
  Contributed Capital                            672,659      672,659
  Deficit Accumulated During
  the Development Stage                       (1,235,920)  (1,068,823)
    Total Stockholders'
       Equity                                    739,652       56,712
    Total Liabilities and
       Stockholders' Equity                $     778,496  $    63,947














The accompanying notes are an integral part of these financial statements.







                              EAT AT JOE'S LTD.
                       (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                                    Cumulative
                                                                      Since
                                  For the             For the       Inception
                                Three Months         Six Months         of
                                Ended June 30,      Ended June 30,  Development
                                1997      1996      1997      1996     Stage

Revenues:                    $      -  $      -  $      - $       -  $      -

Expenses:
 General & Administrative     130,171         -   169,029    10,000   178,379
 Amortization of
   organizational costs             -         -         -         -     6,244

   Net Income (Loss)
   From Operations           (130,171)        -  (169,029)  (10,000) (184,623)

   Other Income (Expense) Net   1,926         -     1,932         -    14,845

Income (Loss) From Operations
  Before Income Taxes        (128,245)        -  (167,097)  (10,000) (169,778)
Provision For (Benefit From)
  Income Taxes                      -         -         -         -         -
Discontinued Operations, Net        -         -         -         - (1,066,142)

Net Loss                   $ (128,245)  $     - $(167,097) $(10,000)$(1,235,920)

Net Loss Per Common Share  $     (.01)  $     - $    (.02) $   (.07)

Weighted Average Shares
  Outstanding              12,478,977   224,032  9,466,549  151,632











The accompanying notes are an integral part of these financial statements.


                                EAT AT JOE'S LTD.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                Cumulative
                                                                   Since
                                                                 Inception
                                       For the Six Months            of
                                          Ended June 30,         Development
                                       1997           1996          Stage
Cash Flows From Operating Activities:

Net loss for the period          $  (167,097)    $         -     $(1,235,920)

Adjustments to Reconcile
  net loss to net cash provided by
  operating activities
    Loss from foreclosure and
      abandonment of assets
      and related liabilities              -               -         568,330
    Depreciation                           -               -         111,181
    Payment of organization costs     (8,657)              -         (14,901)
    Amortization of organization costs     -               -           6,244
    (Increase) decrease in
     prepaid expense                 (11,825)              -         (15,800)
     deposits                         14,009               -         (10,991)
    Increase (decrease) in
     accounts payable                 16,399         (10,000)         23,634
     accrued expenses                  1,210               -           1,210
     accrued interest payable              -               -           8,707
    Contributed capital for
      operating costs                      -               -             350

Net Cash Used in Operating
Activities:                         (155,961)        (10,000)        (557,956)

Cash Flows From Investing Activities:
  Principal collected on
    notes receivable                       -               -          199,727
  Payment of Deferred
    Development Costs               (101,269)              -         (101,269)
  Purchase of property
    and equipment                    (13,495)              -          (79,156)
  Proceeds from sale of property
    and equipment                          -               -           18,369

Net Cash Provided by Investing
  Activities:                       (114,764)              -           37,671




                               EAT AT JOE'S LTD.
                        (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                (Continued)

                                                                  Cumulative
                                                                     Since
                                                                   Inception
                                             For the Six Months        of
                                                Ended June 30,     Development
                                               1997       1996        Stage
Cash Flows From Financing Activities:

  Issuance of common stock                   700,000     10,000     1,026,676
  Payments on long-term debt                       -          -       (36,307)
  Advances to (from) majority
    stockholder                               14,000          -         8,163

Net Cash Used in Financing
  Activities                                 714,000     10,000       998,532

Increase in Cash                             443,275          -       478,247

Cash at Beginning of Period                   34,972          -             -

Cash at End of Period                     $  478,247  $       -  $    478,247

Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period          $        -  $       -  $     23,547
    Income taxes paid for the
      period                              $        -  $       -  $          -

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
    Contribution of assets and assumption
      of liabilities, net, from majority
      stockholder                         $        -  $       -  $    672,659
    Mining equipment acquired with
      issuance of common stock            $        -  $       -  $    251,200
    Deferred development costs acquired
      with issuance of common stock       $  149,837  $       -  $    149,837
    Organization costs acquired with
       issuance of common stock           $      200  $       -  $        200

The accompanying notes are an integral part of these financial statements.






                             EAT AT JOE'S LTD.
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1997
                               (Unaudited)


1.  Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.Purchase of Subsidiaries

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

Results of Operations -     From March 1, 1990 to December 12, 1995 the
Company was an inactive corporation. On December 12, 1995 the Company was reactivated and for the six months ended June 30, 1997 the Company continued to be a development stage company and has not begun principal operations.

Plan of Operations -With the acquisition of E.A.J.:PHL
Airport, Inc. the Company has commenced the first stage of the implementation of its business plan whereby it intends to open and operate theme restaurants styled in an "American Diner" atmosphere.

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

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended June 30, 1997.




                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EAT AT JOE'S LTD.
                                 (Registrant)





DATE:        August 7, 1997     By: /S/
                                   Joe Fiore
                                   Chief Executive Officer, & Director
                                   (Principal financial and
                                   Accounting Officer)