Form 10QSB
period 1997-09-30
EAT AT JOES LTD
filed 1997-11-14
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                  U.S. Securities and Exchange Commission

                        Washington, D.C.  20549

                            Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:          September 30, 1997

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of the common equity, as of the latest practical date:
    September 30, 1997 12,528,428

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   x
                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             EAT AT JOE'S LTD.
                     (A Development Stage Company)
                      CONSOLIDATED BALANCE SHEETS


                                           (Unaudited)
                                          September 30,       December 31,
                                              1997                 1996
Assets:
Current Assets:
 Cash and Cash Equivalents              $    27,397           $   34,972
 Prepaid Expense                             15,800                3,975
 Deposits                                         -               25,000
    Total Current Assets                     43,197               63,947

Property and Equipment:
 Office Equipment                             1,000                    -
 Leasehold Improvements                      12,495                    -
    Total Property and Equipment             13,495                    -

Other Assets:
 Security Deposits                           10,991                    -
 Organization Costs                           8,857                    -
 Receivable - Employee                       30,000                    -
 Deferred Development Costs                 782,588                    -
    Total Other Assets                      832,436                    -

    Total Assets                         $  889,128           $   63,947















                             EAT AT JOE'S LTD.
                     (A Development Stage Company)
                      CONSOLIDATED BALANCE SHEETS
                              (Continued)


                                         (Unaudited)
                                        September 30,       December 31,
                                            1997                1996
Liabilities:
 Accounts Payable                      $   23,634           $   7,235
 Accrued Liabilities                        1,210                   -
 Notes Payable                            149,965                   -
 Loans from Stockholders                  190,800                   -
    Total Liabilities                     365,609               7,235

Stockholders' Equity:
 Preferred Stock - $.0001
  par value, 10,000,000 shares
  authorized; none issued and
  outstanding
 Common Stock - $.0001
  par value, 50,000,000 shares
  authorized, 12,528,428 and
  6,328,428 issued and
  outstanding, respectively.                1,253                633
 Additional paid-In Capital             1,301,660            452,243
  Contributed Capital                     672,659            672,659
  Deficit Accumulated During
  the Development Stage                (1,452,053)        (1,068,823)
    Total Stockholders'
       Equity                             523,519             56,712
    Total Liabilities and
       Stockholders' Equity          $    889,128         $   63,947













The accompanying notes are an integral part of these financial statements.

                             EAT AT JOE'S LTD.
                      (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                                  Cumulative
                                                                     Since
                    For the Three Months  For the Nine Months    Inception of
                    Ended September 30,   Ended September 30,    Development
                      1997      1996       1997        1996         Stage

Revenues:           $      -   $     -    $     -    $     -      $       -

Expenses:
 General &
  Administrative     217,208         -    386,237     10,000        395,587
 Amortization of
  organizational costs     -         -          -          -          6,244

  Net Income (Loss)
  From Operations   (217,208)        -   (386,237)   (10,000)      (401,831)

 Other Income
  (Expense) Net        1,075         -      3,007          -         15,920

Income (Loss)
 From Operations
 Before Income
 Taxes              (216,133)        -   (383,230)   (10,000)      (385,911)

Provision For (Benefit From)
  Income Taxes             -         -          -          -              -
Discontinued
 Operations, Net           -         -          -          -     (1,066,142)

Net Loss          $ (216,133)  $     - $ (383,230) $ (10,000)   $(1,452,053)

Net Loss
 Per Common Share  $    (.01)  $     -  $    (.02)  $   (.05)

Weighted Average Shares
  Outstanding     12,478,428   328,428 10,475,680    211,212











  The accompanying notes are an integral part of these financial statements.

                             EAT AT JOE'S LTD.
                     (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                                   Cumulative
                                                                      Since
                                                                    Inception
                                        For the Nine Months             of
                                        Ended September 30,        Development
                                         1997         1996            Stage

Cash Flows From Operating Activities:

Net loss for the period              $ (383,230)   $      -      $ (1,452,053)

Adjustments to Reconcile
 net loss to net cash provided by
 operating activities
    Loss from foreclosure and
     abandonment of assets
     and related liabilities                  -           -          568,330
    Depreciation                              -           -          111,181
    Payment of organization costs        (8,857)          -          (14,901)
    Amortization of organization costs        -           -            6,244
    (Increase) decrease in
       prepaid expense                  (11,825)          -          (15,800)
    (Increase) decrease in deposits      14,009           -          (10,991)
    (Increase) decrease in
       employee receivable              (30,000)          -          (30,000)
    Increase (decrease) in
     accounts payable                    16,399     (10,000)          23,634
     accrued expenses                     1,210           -            1,210
     accrued interest payable                 -           -            8,707
    Contributed capital for
      operating costs                         -           -              350

Net Cash Used in Operating Activities: (402,094)    (10,000)        (804,089)

Cash Flows From Investing Activities:
  Principal collected on notes receivable     -           -          199,727
  Payment of Deferred Development
   Costs                               (632,751)          -         (632,751)
  Purchase of property and equipment    (13,495)          -          (79,156)
  Proceeds from sale of property
    and equipment                             -           -           18,369

Net Cash Provided by Investing
  Activities:                          (646,246)          -         (493,811)


                              EAT AT JOE'S LTD.
                       (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                               (Continued)

                                                                   Cumulative
                                                                      Since
                                                                    Inception
                                       For the Nine Months              of
                                       Ended September 30,         Development
                                        1997        1996              Stage

Cash Flows From Financing Activities:

  Issuance of common stock            700,000      10,000           1,026,676
  Payments on long-term debt                -           -             (36,307)
  Proceeds from long-term debt        149,965           -             149,965
  Advances to (from) majority
    stockholder                       190,800           -             184,963

Net Cash Used in Financing
  Activities                        1,040,765      10,000           1,325,297

Increase (Decrease) in Cash            (7,575)          -              27,397

Cash at Beginning of Period            34,972           -                   -

Cash at End of Period              $   27,397   $       -          $   27,397

Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period   $        -   $       -          $   23,547
    Income taxes paid for the
      period                       $        -   $       -          $        -

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
    Contribution of assets and assumption
      of liabilities, net, from majority
      stockholder                  $        -   $       -          $  672,659
    Mining equipment acquired with
      issuance of common stock     $        -   $       -          $  251,200
    Deferred development costs
      acquired with issuance
      of common stock              $  149,837   $       -          $  149,837
    Organization costs acquired with
       issuance of common stock    $      200   $       -          $      200

The accompanying notes are an integral part of these financial statements.

                              EAT AT JOE'S LTD.
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                               (Unaudited)


1.  Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

3.Subsequent Events

     Subsequent to September 30, 1997, the Company received $170,000 additional cash by issuing notes payable at 10 1/2% interest.







Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis or Plan of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Results of Operations -     From March 1, 1990 to December 12, 1995 the
Company was an inactive corporation. On December 12, 1995 the Company was reactivated and for the nine months ended September 30, 1997 the Company continued to be a development stage company and has not begun principal operations.

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

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended September 30, 1997.

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EAT AT JOE'S LTD.
                                 (Registrant)





DATE:        November 13, 1997           By:   /s/
                                         Joe Fiore
                                         Chief Executive Officer, & Director
                                         (Principal financial and
                                         Accounting Officer)