Form 10KSB
period 1997-12-31
EAT AT JOES LTD
filed 1998-03-31
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1997

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

                                                            Total pages:     17
                                                     Exhibit Index Page:     15

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.       $84,781

     As of March 26, 1998, there were 12,733,805 shares of the Registrant's common stock, par value $0.0001, issued and outstanding and 1,100,000 warrants to purchase common stock at $1.00 per share. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $12,750,968 computed at the average bid and asked price as of March 25, 1998.


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

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1.     Description of Business ..........................................4

Item 2.     Description of Property ..........................................7

Item 3.     Legal Proceedings ................................................8

Item 4.     Submission of Matters to a Vote of Security Holders ..............8


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters..........8

Item 6.     Management's Discussion and Analysis or Plan of Operations........9

Item 7.     Financial Statements.............................................11

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure ............................................11

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act ...............11

Item 10.   Executive Compensation............................................13

Item 11.   Security Ownership of Certain Beneficial Owners and Management... 14

Item 12.   Certain Relationships and Related Transactions................... 15

Item 13.   Exhibits and Reports on Form 8-K. ............................... 15

                                     PART I



                         ITEM 1 DESCRIPTION OF BUSINESS



General

     The Company is seeking to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. The business objective of the Company is to effect a business combination with a business which the Company believes has significant growth potential. The Company intends to utilize equity in affecting a business combination. On September 13, 1996 the Company changed its name to Eat at Joe's Ltd. and on November 11, 1996 raised $60,000 pursuant to Regulation D under Rule 504. The Company intends to open and operate theme restaurants styled in an "American Diner" atmosphere where families can eat wholesome, home-cooked food in a safe friendly atmosphere. Eat at Joe's, the classic American grill, is a restaurant concept that takes you back to eating in the era when favorite old rockers were playing on chrome-spangled jukeboxes and neon signs reflected on shiny tabletops of the 1950's. The Company's common stock is traded on the National Association of Security Dealers, Inc. (the "NASD's") OTC Bulletin Board Under the symbol "JOES."

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

     From March 1, 1990 to January 3, 1997, the Company did not engaged in any business activities.

     On January 3, 1997, the Shareholders adopted a plan or reorganization and merger between the Company and E. A. J. Holding Corp. Inc. ("Hold") to be effective on or before January 31, 1997. Under the plan, the Company acquired all the issued and outstanding shares of "Hold", a Delaware corporation making "Hold" a wholly owned subsidiary of the Company for 5,505,000 common shares of the Company.

     The Company through its wholly owned subsidiary, Hold, has ten wholly owned subsidiaries: E.A.J. PHL airport, Inc. a Pennsylvania corporation, Eat At Joe's
U. of P., Inc. a Pennsylvania corporation, E.A.J. Cherry Hill, Inc., a New Jersey corporation, Eat At Joe's Harborplace, Inc., a Maryland corporation, Eat At Joe's Neshaminy, Inc. a Pennsylvania corporation, Eat At Joe's Plymouth, Inc., a Pennsylvania corporation, E.A.J. Echelon Mall, Inc., a New Jersey corporation, E.A.J. Gallery, Inc., a Pennsylvania corporation, E.A.J. Moorestown, Inc., a New Jersey corporation, and E.A.J. Shoppingtown, Inc., a New York corporation.

     Each of the subsidiaries will operate a single restaurant. Two restaurants, E.A.J. Cherry Hill and Eat At Joe's U. of P. were opened November and December 1997.

     The principal executive offices of the Company are located at 670 White Plains Road, Suite 118, Scarsdale, NY 10583. The Company also has an office in Cherry Hill, New Jersey, where the restaurant operations are managed.

OPERATING LOSSES

     The Company has incurred net losses of $211,522 and $18,700 for the fiscal years ended December 31, 1997 and December 31, 1996, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

     The Company has generated minimal revenues from product distribution. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the fourth quarter of 1998. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

GOVERNMENT REGULATION

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

RISK OF LOW-PRICED STOCKS

     Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

     Currently, the Company's Common Stock is considered a penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

     Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"
(generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

LACK OF TRADEMARK AND PATENT PROTECTION

     The Company relies on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. Notwithstanding these safeguards, it is possible for competitors of the company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company.

COMPETITION

     The Company faces competition from a wide variety of food distributors, many of which have substantially greater financial, marketing and technological resources than the Company.

EMPLOYEES

     As of March 25, 1998, the Company had 22 employees, none of whom is represented by a labor union.


                         ITEM 2 DESCRIPTION OF PROPERTY



     Since 1992 all administrative activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

     The company's wholly-owned subsidiary, E.A.J. Shoppingtown, Inc. leases approximately 2,453 square feet in the Shoppington Mall, DeWitt, New York pursuant to a shopping center lease dated January 1, 1998. E.A.J. Shoppingtown pays $4,167 per month rent under the lease which expires December 21, 2012.

     The Company's wholly-owned subsidiary, Eat At Joe's Cherry Hill, Inc. leases approximately 660 square feet in the Cherry Hill Mall, Cherry Hill, New Jersey pursuant to a shopping center lease dated October 1, 1997. Eat At Joe's Cherry Hill pays $4,400 per month rent under the lease which expires September 30, 2007.

     The Company's wholly-owned subsidiary, Eat At Joe's Gallery, Inc. leases approximately 2,000 square feet in the Gallery at Market East, Philadelphia, Pennsylvania pursuant to a shopping center lease dated August 1, 1997. Eat At Joe's Gallery pays $4,167 per month rent under the lease which expires December 31, 2007.

     The Company's wholly-owned subsidiary, E.A.J. Holding Corporation, Inc. leases approximately 3,683 square feet in the Moorestown Mall, Moorestown, New Jersey pursuant to a shopping center lease dated July 1, 1997. The Company pays $6,250 per month rent under the lease which expires June 30, 2012.

     The Company's wholly-owned subsidiary Eat At Joe's U. of P., Inc. leases approximately 456 square feet in the Shoppes at Penn, Philadelphia, Pennsylvania pursuant to a prime lease dated October 30, 1997. Eat at Joe's U. of P. pays $1,710 per month rent under the lease which expires December 31, 2008.

                            ITEM 3 LEGAL PROCEEDINGS



NONE



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



     On February 14, 1997 the Shareholders approved the acquisition of E.A.J. Holding Corporation, Inc. (A newly organized Delaware corporation) for the issuance of 5,505,000 shares of the Company's common stock.


                                     PART II



                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS



MARKET INFORMATION

     The Company's Common Stock is traded on the NASD's OTC Bulletin Board under the symbol "JOES." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

      Year                Period                     Low           High

      1996                First Quarter     To the best knowledge of management,
                          Second  Quarter   there was no  trading  of shares
                          Third Quarter     during 1996.
                          Fourth Quarter

       Year                Period                    Low            High
       1997                First Quarter            $4.00          $5.63
                           Second Quarter            2.00           4.50
                           Third Quarter             1.50           3.50
                           Fourth Quarter             .88           2.44

DIVIDENDS

     The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

     The number of shareholders of record of the Company's Common Stock as of March 25, 1998 was 377.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 11, 1996 the Company completed a Regulation D Section 504 private placement whereby the Company issued 600,000 common shares for $60,000. Each share included detachable warrants to purchase one common share at $1.00 per share.


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

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. On December 12, 1995 the Company was reactivated and since that date until November 1997 the Company continued to be a development stage company and had not begun principal operations. During November and December, 1997 two restaurants were opened and began operations.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has generated minimal revenues from product sales. Revenues are not yet sufficient to support the Company's operating expenses, however, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

           There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing.

           The increase in capital resources for 1997 and 1996 is attributable to the private placement of Common Stock and the issuance of debt.

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



                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name       Age     Office                        Term Expires


Joseph Fiore          37      Chief Executive officer,          Next
                              Chairman of the Board of         Annual
                              Directors/Secretary              Meeting

Director's  Name       Age    Office                         Term Expires


James Mylock, Jr.      31     Director                           Next
                                                                Annual
                                                                Meeting

Andrew Cosenza, Jr.    29     President/Treasurer/               Next
                              Chief Operating Officer/          Annual
                              Director                          Meeting

     Joseph Fiore has served as chairman/chief executive officer/secretary/director of the Company since October 5, 1996. A native New Yorker and graduate with honors from Fordham University, B.S. in Finance, Mr. Fiore began his career in food service before he graduated from college when he purchased his first restaurant in the Galleria Mall in White Plains, N.Y. After graduation, he began working on the development of a 1950's theme restaurant concept with a traditional American menu of hamburgers, hot dogs, french fries, and ice cream - Eat at Joe's. Mr. Fiore will be working with the investment community as well as all administrative activities within the Company.

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

     Andrew Cosenza, Jr. has served as President/Treasurer/Chief Operating Officer and director of the Company from October 5, 1996. Andrew Cosenza, Jr. is a graduate of Drexel University where he majored in Finance with a minor in Hotel and Restaurant Management. Mr. Cosenza successfully owned and operated sit-down restaurants, pizzerias, and free-standing fast-food outlets. Each of Mr. Cosenza's food outlets are operated as if they are individually owned. Managers are experienced, mature and motivated to succeed. Mr. Cosenza brings an enormous amount of hands-on operational experience to Eat at Joe's as well as corporate expertise.

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



                         ITEM 10 EXECUTIVE COMPENSATION



     None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.

Employment Agreements

     Effective January 1, 1997, the Company entered into an employment Agreement with Joseph Fiore (the "Fiore Employment Agreement") under which Joseph Fiore serves as chairman of the board and chief executive officer of the Company. Pursuant to the Fiore Employment Agreement, Mr. Fiore was to be paid $100,000 in 1997. He deferred $100,000 of his salary for the year 1997. Mr. Fiore will be paid a salary of $225,000 in 1998 and $350,000 thereafter provided that the salary of $350,000 payable after the second year of employment is conditioned upon the business operating at least 10 units by the end of 1998. In addition, Mr. Fiore will receive family health insurance coverage until age 70 and life insurance coverage until age 70 with a death benefit of $1,000,000 and the use of an automobile, with all expenses associated with the maintenance and operation of the automobile paid by the Corporation. Mr. Fiore deferred these benefits until after 1997.

     Effective January 1, 1997, the Company entered into an employment agreement with Andrew A. Cosenza, Jr. (The"Cosenza Employment Agreement") under which Andrew A. Cosenza, Jr. serves as president and chief operating office of the Company as well as serve as a member of the Corporation's board of directors. Pursuant to the Cosenza Employment Agreement, Mr. Cosenza was paid $12,500. He deferred $87,500 of his salary for the year 1997. Mr. Cosenza will be paid a salary of $225,000 in 1998 and $350,000 thereafter provided that the salary of $350,000 payable after the second year of employment is conditioned upon the business operating at least 10 units by the end of 1998. In addition, Mr. Cosenza will receive the use of an automobile, with all expenses associated with the maintenance and operation of the automobile paid by the Corporation, family health insurance coverage to age 70 and life insurance coverage until age 70 with a death benefit of $1,000,000. Mr. Cosenza deferred some of these benefits until after 1997 but did receive the use of the automobile for part of the year at a cost to the Company of approximately $44,000.


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 12,733,805 shares of issued and outstanding Common Stock of the Company as of March 26, 1998 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

     To the best of management's knowledge there is not any shareholder who owns more than 5% of the Company's common stock.
                                                        # of
Name and Address                  Nature of            Shares
of Beneficial Owners              Ownership            Owned             Percent
Directors

   Joseph Fiore                   Common Stock        2,949,934             23%
   James Mylock, Jr.              Common Stock          None                -0-
   Andrew Cosenza, Jr.            Common Stock        2,700,000             21%

All Executive Officers            Common Stock        5,649,934             44%
and Directors as a Group
  (3 persons)

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     The Company utilized office space that is shared with companies controlled by two officers of the Company. During 1997 Cozco Management received $546,574 as reimbursement for rent, telephone, equipment, travel, automotive salaries and other shared expenses. During 1997 the two officers and/or companies controlled by the two officers paid expenses and made advances to the Company totaling $702,922.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



      (a)     The following documents are filed as part of this report.

1.     Financial Statements
                                                                           Page
Report of Robison, Hill & Co., Independent Certified Public Accountants     F-1

Consolidated Balance Sheets as of December 31, 1997, and 1996               F-2

Consolidated Statements of Operations for the years ended
     December 31, 1997, and 1996                                            F-4

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 1997, and 1996                                            F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, and 1996                                            F-6

Notes to consolidated Financial Statements                                  F-8

2.     Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number     Title of Document



3.01       Articles  of  Incorporation  of  Conceptualistics,  Incorporated Inc.
             a Delaware Corporation now known as  Eat At Joe's, LTD. (1)

3.02       Bylaws (1)

23.01      Consent of Accountants (1)

27.1       Financial Date Schedule

       (1) Incorporated by Reference.


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

                                          EAT AT JOE'S LTD.


Dated: March 30, 1998                     By  /S/     Joseph Fiore
                                          ------------------------
                                          Joseph Fiore,
                                          C.E.O., Chairman, Secretary, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30TH day of March 1998.

Signatures                                Title

/S/     Joseph Fiore
Joseph Fiore                              C.E.O., Chairman, Secretary, Director
                                          (Principal Executive, Financial
                                          and Accounting Officer)

/S/     James Mylock, Jr.
James Mylock, Jr.                         Director


/S/     Andrew Cosenza, Jr.
Andew Cosenza, Jr.                        Director, President, C.O.O., Treasurer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Eat At Joe's Ltd.


We have audited the accompanying consolidated balance sheets of Eat At Joe's Ltd., and subsidiaries (a Delaware corporation and formerly a development stage enterprise) as of December 31, 1997, and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd., and subsidiaries (Formerly a development stage enterprise) as of December 31, 1997, and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                              Respectfully submitted,


                                              /s/ Robison, Hill & Co.
                                              Certified Public Accountants

Salt Lake City, Utah
March 23, 1998

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                    (Formerly a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                             1997         1996
                                                          ----------   --------
ASSETS
Current Assets:
Cash and cash equivalents .............................  $   232,601   $ 35,016
Receivables ...........................................         --       70,000
Inventory .............................................        7,488       --
Other .................................................          400       --
Prepaid expense .......................................       30,993      3,975
Deposits ..............................................       12,701     10,991
                                                         -----------   --------

     Total Current Assets .............................      284,183    119,982
                                                         -----------   --------

Property and equipment:
Equipment .............................................      279,667       --
Office furniture ......................................        1,000       --
Leasehold improvements ................................      665,643     12,495
                                                         -----------   --------
                                                             946,310     12,495
Less accumulated depreciation .........................      (11,546)      --
                                                         -----------   --------

                                                             934,764     12,495
                                                         -----------   --------

Other Assets:
Intangible and other assets net
 of $2,150 amortization in 1997 .......................      234,569    158,595
Deferred development costs ............................      861,456       --
                                                         -----------   --------

     Total Other Assets ...............................    1,096,025    158,595
                                                         -----------   --------

     Total Assets .....................................  $ 2,314,972   $291,072
                                                         ===========   ========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                    (Formerly a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                   (Continued)



                                                          1997          1996
                                                       ----------    ----------
LIABILITIES
Current Liabilities:
Accounts payable ...................................  $   347,295   $     7,235
Short-term notes payable ...........................      304,940          --
Shareholders loans .................................      702,922        12,500
                                                      -----------   -----------

     Total Liabilities .............................    1,355,157        19,735
                                                      -----------   -----------


STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value
  10,000,000 shares authorized;
  none issued and outstanding ......................         --            --
Common Stock - $0.0001 par value
   50,000,000 shares Authorized
   12,733,805 and 11,833,805
   issued and Outstanding, respectively ............        1,273         1,183
Additional paid-in capital .........................    2,244,299     1,344,389
Retained deficit ...................................   (1,285,757)   (1,074,235)
                                                      -----------   -----------

     Total Stockholders' Equity ....................      959,815       271,337
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $ 2,314,972   $   291,072
                                                      ===========   ===========












   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                    (Formerly a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996



                                                            1997       1996
                                                         ---------   --------

Revenues ..............................................  $  84,781   $   --
Cost of revenues ......................................     56,855       --
                                                         ---------   --------

Gross Margin ..........................................     27,926       --

Expenses
   General and administrative .........................    235,144     14,762
                                                         ---------   --------

Net loss from continuing operations ...................   (207,218)   (14,762)
                                                         ---------   --------

Other Income (Expense)
   Interest income ....................................      3,759       --
   Interest expense ...................................     (7,311)    (3,938)
   Loss on sale of assets .............................       (752)      --
                                                         ---------   --------

Net Other Income (Expense) ............................     (4,304)    (3,938)
                                                         ---------   --------

Net loss before income taxes ..........................   (211,522)   (18,700)
Income tax expense (benefit) ..........................       --         --
                                                         ---------   --------

Net Loss ..............................................  $(211,522)  $(18,700)
                                                         =========   ========

Basic Loss Per Common Share: ..........................  $    (.02)  $   --
                                                         =========   ========












   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997, AND 1996




                                      Common Stock   Additional
                                      ------------     Paid-in      Retained
                                     Shares   Amount   Capital       Deficit
                                     ------   ------   -------       -------

Balances at January 1, 1996 ...      314,350  $   31  $1,055,504  $(1,055,535)

Adjustment in connection with
   pooling of interests .......    5,505,000     550     219,037         --
                                 -----------  ------  ----------  -----------

Balances at January 1, 1996, as    5,819,350     581   1,274,991   (1,055,535)
 restated

May 1996, shares issued
   to Company for cash ........       14,455       2       9,998         --

November 1996, shares issued
   in Reg D-504 offering ......    6,000,000     600      59,400         --

Net loss for the year .........         --      --          --        (18,700)
                                 -----------  ------  ----------  -----------

Balances at December 31, 1996 .   11,833,805   1,183   1,344,389   (1,074,235)


March 1997, shares issued
   on exercise of warrants ....      400,000      40     399,960         --

April 1997, shares issued on
   exercise of warrants .......      300,000      30     299,970         --

November 1997 shares issued
   on exercise of warrants ....      200,000      20     199,980         --

Net loss for the year .........         --      --          --       (211,522)
                                 -----------  ------  ----------  -----------

Balance at December 31, 1997 ..  $12,733,805  $1,273  $2,244,299  $(1,285,757)
                                 ===========  ======  ==========  ===========


   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996



                                                           1,997      1,996
                                                     -----------   --------
Cash Flows From Operating Activities
   Net loss for the period ........................  $  (211,522)  $(18,700)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Loss from sale of marketable securities ......          752       --
     Depreciation .................................       11,546       --
     Payment of organization costs ................      (78,124)    (8,558)
     Amortization of organization costs ...........        2,150       --
     Decrease (Increase) in Receivables ...........       70,000       --
     Increase in inventory ........................       (7,488)      --
     Increase in other assets .....................         (400)      --
     Increase in prepaid expense ..................      (27,018)    (3,975)
     Decrease (increase) in deposits ..............       (1,710)   (10,991)
     Increase in accounts payable .................      340,060      7,235
                                                     -----------   --------

Net Cash Provided by (Used in) Operating Activities       98,246    (34,989)
                                                     -----------   --------

Cash Flows From Investing Activities
   Payment of deferred development costs ..........     (861,456)      --
   Purchase of property and equipment .............     (933,815)   (12,495)
   Proceeds from sale of marketable securities ....      143,248       --
   Purchase of marketable securities ..............     (144,000)      --
                                                     -----------   --------

Net Cash Provided by Investing Activities .........   (1,796,023)   (12,495)
                                                     -----------   --------

Cash Flows From Financing Activities
   Issuance of common stock .......................      900,000     70,000
   Advances from majority stockholders ............      690,422     12,500
   Proceeds from short-term notes payable .........      304,940       --
                                                     -----------   --------

Net Cash Provided by Financing Activities .........    1,895,362     82,500
                                                     -----------   --------

Increase in Cash ..................................      197,585     35,016
Cash at beginning of period .......................       35,016       --
                                                     -----------   --------

Cash at End of Period .............................  $   232,601   $ 35,016
                                                     ===========   ========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)



                                                                1997      1996
                                                         -----------  --------
Supplemental Disclosure of Interest and
 Income Taxes Paid
   Interest paid for the period .......................  $      --    $  3,938
                                                         ===========  ========

   Income taxes paid for the period ...................  $      --    $   --
                                                         ===========  ========

Supplemental Disclosure of Non-cash Investing
 and Financing Activities
   Intangible Assets Acquired with Issuance of
      Common stock ....................................  $   149,832  $149,832
                                                         ===========  ========

   Organization Costs Acquired with Issuance
      Common stock ....................................  $       200  $    200
                                                         ===========  ========






















   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Eat At Joe's, Ltd. And subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

     From 1992 until 1996 the Company has had no operations, assets or liabilities.

Principles of Consolidation

     The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly-owned subsidiary, E.A.J. Holding Corporation, a Delaware corporation ("Holding"). Holding includes the accounts of its wholly-owned subsidiaries, E.A.J. PHL Airport, Inc. a Pennsylvania corporation, Eat At Joe's
U. of P., Inc. a Pennsylvania corporation, E.A.J. Cherry Hill, Inc., a New Jersey corporation, Eat At Joe's Harborplace, Inc., a Maryland corporation, Eat At Joe's Neshaminy, Inc. a Pennsylvania corporation, Eat At Joe's Plymouth, Inc., a Pennsylvania corporation, E.A.J. Echelon Mall, Inc., a New Jersey corporation, E.A.J. Gallery, Inc., a Pennsylvania corporation, E.A.J. Moorestown, Inc., a New Jersey corporation, and E.A.J. Shoppingtown,Inc., a New York corporation. All significant intercompany accounts and transactions have been eliminated.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

Nature of Business

     The Company is developing, owns and operates theme restaurants styled in an "American Diner" atmosphere.

Inventories

     Inventories consist of food, paper items and related materials and are stated at the lower of cost (first-in, first-out method) or market.

Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Depreciation

     Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-lin method over the estimated economic useful lives of the related assets as follows:

          Office furniture                                   5-10 years
          Equipment                                          5-7 years
          Leasehold improvements                             20-39 years

     Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Amortization

     Organization costs are amortized over a sixty month period. Intangible assets are amortized over useful life of 15 years.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Reverse Stock Split

     Effective May 3, 1997 the Stockholders approved a 50 to 1 reverse split of the common stock and effective October 7, 1997 the Stockholders approved a 4 to 1 reverse split. The financial statements have been retroactively restated to reflect the reverse stock split as if it had been effective prior to the earliest date presented.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Earnings (Loss) Per Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The application of SFAS No. 128 had no effect of the earnings per share for 1996 as previously reported.

     Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the 1,100,000 warrants are converted to 1,100,000 common shares. The effect of outstanding common stock equivalents are antidilutive for 1997 and 1996 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                              For the Year Ended 1997             For the Year Ended 1996
                             ------------------------             -----------------------

                                                  Per Share                          Per Share
                            Income      Shares      Amount      Income     Shares      Amount


Basic EPS
  Income available to
    common shareholders  $ (211,522)  11,729,107  $    (.02)  $ (18,700)  6,535,247  $   --
                         ==========   ==========  =========   =========   =========  ========


                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

     Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation.

NOTE 2 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $71,000 and $4,000 for the years ended December 31, 1997 and 1996 respectively, are the result of net operating losses and the gaming license rights reserve.

     The Company has recorded net deferred income taxes in the accompany consolidated balance sheets as follows:

                                                            As at December 31,
                                                            1997         1996
                                                         --------     ---------
Future deductible temporary differences related to
 Reserves, accruals, and net operating losses            $ 387,000    $ 341,000
Valuation allowance                                       (387,000)    (341,000)
                                                         ---------     --------
Net Deferred Income Tax                                  $       -    $       -
                                                         =========    =========

     As of December 31, 1997, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $1,141,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between December 31, 2003 and 2012. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $387,000 as of December 31, 1997. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

     The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)


NOTE 2 - INCOME TAXES (Continued)
                                                          As at December 31,
                                                            1997      1996
                                                          -------    ------
Benefit at the federal statutory rate of 34%             $ 71,000   $ 4,000
Nondeductible expenses                                     (1,000)     --
Utilization of net operating loss carryforward            (70,000)   (4,000)
                                                         --------   -------
                                                         $      -   $     -
                                                         ========   =======

NOTE 3 - PURCHASE OF SUBSIDIARIES

     On February 14, 1997 the shareholders of the Company approved an agreement whereby 5,505,000 shares of the Company's common stock was exchanged for a 100% interest in E.A.J. Holding Corporation, Inc. ("Holding"), a Delaware corporation. Holding, which was organized on February 14, 1997, had total assets with a historical cost value of $150,037, consisting of the Eat at Joe's trade mark, business plan, graphics, illustrations/renderings, corporate brochure and website with a historical value of $149,837, organization costs of $200 and no liabilities on the date of the exchange.

     During March, 1997 Holding acquired 100% of the issued and outstanding stock of E.A.J.: PHL, Airport Inc. ("PHL Airport"), a Pennsylvania corporation organized August 19, 1996 for $25,000. At the time of the acquisition PHL Airport had assets with a historical cost value of $37,500, consisting of developmental costs and organizational costs and liabilities of $12,500.

     These transactions have been accounted for as a reorganization of ownership interests between related parties as if it were a "Pooling of Interest." Accordingly, assets and liabilities are reflected at their historical values. The accompanying financial statements for 1997 are based on the assumption that the companies were combined for the full year, and the financial statements of 1996 have been restated to give effect to the combination.

     Following is a reconciliation of the amounts of net sales and net income previously reported for 1996 with restated amounts:

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)


NOTE 3 - PURCHASE OF SUBSIDIARIES (continued)


                                                                Year Ended
                                                             December 31, 1996

Revenues:
  As previously reported ........................................  $  --
  Acquired companies ............................................     --
                                                                   -------
  As restated ...................................................  $  --
                                                                   =======

Net Loss:
  As previously reported ........................................  $13,288
  Acquired companies ............................................    5,412
                                                                   -------
  As restated ...................................................  $18,700
                                                                   =======


NOTE 4 - RENT AND LEASE EXPENSE

     The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

     The minimum future lease payments under these leases for the next five years are:

      Year Ended December 31,            Real Property      Equipment
      -----------------------            -------------      ---------
             1998                         $   298,320       $       -
             1999                             298,320               -
             2000                             298,320               -
             2001                             298,320               -
             2002                             298,320               -
                                         ------------       ---------
Total minimum future lease payments        $1,491,600       $       -
                                           ==========       =========

     The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company utilized office space that is shared with companies controlled by two officers of the Company. During 1997 Cozco Management received $546,574 as reimbursement for rent, telephone, equipment, travel, automotive salaries and other shared expenses. During 1997 the two officers and/or companies controlled by the two officers paid expenses and made advances to the Company totaling $702,922.

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK

     On November 11, 1996 the Company completed a Regulation D section 504 private placement whereby the Company issued 600,000 common shares for $60,000. Each share included detachable warrants to purchase one common share at $1.00 per share.

NOTE 7 - SELECTED FINANCIAL DATA (Unaudited)

     The following table set forth certain unaudited quarterly financial information:

                                            1997 Quarters Ended
                                  -----------------------------------------
                                   Mar 31      Jun 30     Sep 30     Dec 31
                                  --------   ---------   --------   --------
Income statement data:
   Net sales                      $   --     $    --     $   --     $ 84,781
   Gross profit                       --          --         --       27,926
                                  --------   ---------   --------   --------
   Income (loss) from operations   (38,858)   (130,171)   (47,096)     8,907
Other income                             6       1,926      1,075     (7,311)
                                  --------   ---------   --------   --------

Income (loss) before tax           (38,852)   (128,245)   (46,021)     1,596

Income tax (provision) benefit        --          --         --         --
                                  --------   ---------   --------   --------

Net Income (Loss)                 $(38,852)  $(128,245)  $(46,021)  $  1,596
                                  ========   =========   ========   ========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)


NOTE 7 - SELECTED FINANCIAL DATA (Unaudited) (continued)

                                             1996 Quarters Ended
                                  --------------------------------------------
                                   Mar 31      Jun 30      Sep 30      Dec 31
                                  --------   ----------  ----------  ---------
Income statement data:
   Net sales                      $   --     $     --    $     --    $    --
   Gross profit                       --           --          --         --
                                  --------   ----------  ----------  ---------
   Income (loss) from operations   (10,000)        --          --       (4,762)
Other income                          --           --          --       (3,938)
                                  --------   ----------  ----------  ---------

Income (loss) before tax           (10,000)        --          --       (8,700)

Income tax (provision) benefit        --           --          --         --
                                  --------   ----------  ----------  ---------

Net Income (Loss)                 $(10,000)  $     --    $     --    $  (8,700)
                                  ========   ==========  ==========  =========