Form 10QSB
period 1998-03-31
EAT AT JOES LTD
filed 1998-05-15
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                            SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:           March 31, 1998
                                            -----------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 15, 1998 12,733,805

     Transitional Small Business Disclosure Format (check one). Yes   ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                    March 31,       December 31,
                                                      1998             1997
                                                  -----------       -----------
ASSETS:
Current Assets:
 Cash and Cash Equivalents .................      $   827,105       $   232,601
 Inventory .................................            6,630             7,488
 Other .....................................              400               400
 Prepaid Expense ...........................            8,333            30,993
 Deposits ..................................           30,601            12,701
                                                  -----------       -----------

    Total Current Assets ...................          873,069           284,183
                                                  -----------       -----------

Property and Equipment:
 Equipment .................................          281,103           279,667
 Office Furniture ..........................            2,791             1,000
 Leasehold Improvements ....................          740,643           665,643
                                                  -----------       -----------
                                                    1,024,537           946,310
 Less Accumulated Depreciation .............          (19,579)          (11,546)
                                                  -----------       -----------

                                                    1,004,958           934,764
                                                  -----------       -----------

Other Assets:
 Intangible and Other Assets, Net ..........          233,719           234,569
 Deferred Development Costs ................        1,180,040           861,456
                                                  -----------       -----------

    Total Other Assets .....................        1,413,759         1,096,025
                                                  -----------       -----------

    Total Assets ...........................      $ 3,291,786       $ 2,314,972
                                                  ===========       ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)



                                                       March 31,    December 31,
                                                         1998          1997
                                                     -----------    -----------
LIABILITIES:
Current Liabilities:
 Accounts Payable ................................   $   222,181    $   347,295
 Short-Term Notes Payable ........................     1,259,940        304,940
 Shareholder Loans ...............................       408,630        702,922
                                                     -----------    -----------

    Total Liabilities ............................     1,890,751      1,355,157
                                                     -----------    -----------

Stockholders' Equity:
 Preferred Stock - $.0001 par value,
    10,000,000 shares authorized;
    51 issued and outstanding
    March 31, 1998, none issued
    and outstanding December 31, 1997  ...........          --             --
 Common Stock - $.0001 par value,
    50,000,000 shares authorized,
    12,733,805 issued and outstanding ............         1,273          1,273
  Additional Paid-In Capital .....................     3,041,929      2,244,299
  Retained Deficit ...............................    (1,642,167)    (1,285,757)
                                                     -----------    -----------

    Total Stockholders' Equity ...................     1,401,035        959,815
                                                     -----------    -----------

    Total Liabilities and Stockholders' Equity ...   $ 3,291,786    $ 2,314,972
                                                     ===========    ===========
















   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          For the Three Months
                                                            Ended March 31,
                                                         1998            1997
                                                       ---------       --------
Revenues ........................................      $ 147,347       $   --
Cost of Revenues ................................        120,747           --
                                                       ---------       --------

Gross Margin ....................................         26,600           --

Expenses
   General and Administrative ...................        377,701         38,858
                                                       ---------       --------

Net loss from Continuing Operations .............       (351,101)       (38,858)

   Other Income (Expense) Net ...................          3,848              6
                                                       ---------       --------

Net Loss Before Income Taxes ....................       (354,949)       (38,852)
Income Tax Expense (Benefit) ....................          1,461           --
                                                       ---------       --------

Net Loss ........................................      $(356,410)      $(38,852)
                                                       =========       ========

Net Loss Per Common Share .......................      $   (0.03)      $   --
                                                       =========       ========














   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          For the Three Months
                                                            Ended March 31,
                                                          1998           1997
                                                      -----------     ---------
Cash Flows from Operating Activities:
-------------------------------------
     Net loss for the period .....................    $  (356,410)    $ (38,852)
Adjustments to Reconcile net loss to net cash
     provided by operating activities
        Depreciation and amortization ............          8,883          --
        Payment of organization costs ............         (8,657)
        Amortization of organization costs .......           --
        (Increase) decrease in:
           Inventory .............................            858          --
           Prepaid expense .......................         22,660           925
           Deposits ..............................        (17,900)       14,009
        Increase (decrease) in:
           Accounts payable ......................       (125,114)       11,665
           Accrued expenses ......................           --           8,445
                                                      -----------     ---------

Net Cash Used in Operating Activities: ...........       (467,023)      (12,465)
--------------------------------------                -----------     ---------

Cash Flows From Investing Activities:
-------------------------------------
  Payment of deferred development costs ..........       (318,584)      (46,377)
  Purchase of property and  equipment ............        (78,227)      (13,495)
                                                      -----------     ---------

Net Cash Used by Investing Activities: ...........       (396,811)      (59,872)
------------------------------------------            -----------     ---------

Cash Flows From Financing Activities:
-------------------------------------
  Issuance of convertible preferred stock ........        797,630          --
  Issuance of common stock .......................           --         400,000
  Proceeds from short-term notes payable .........        955,000          --
  Advances to (from) majority stockholder ........       (294,292)       14,000
                                                      -----------     ---------

Net Cash Ptovided by Financing Activities ........      1,458,338       414,000
--------------------------------------------------    -----------     ---------

Increase in Cash .................................        594,504       341,663
Cash at Beginning of Period ......................        232,601        34,972
                                                      -----------     ---------

Cash at End of Period ............................    $   827,105     $ 376,635
                                                      ===========     =========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)



                                                           For the Three Months
                                                              Ended March 31,
                                                            1998          1997
                                                          -------       --------
Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period ...................       $4,459       $   --
    Income taxes paid for the period ...............       $2,671       $   --

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
    Deferred development costs
      acquired with issuance of
      common stock .................................       $ --         $149,837
    Organization costs acquired
      with issuance of common
      Stock ........................................       $ --         $    200





















   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


1.  Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.  Series A Convertible Preferred Stock

     On March 2, 1998 the Company, through J.P. Carey, Inc as underwriters, issued 51 shares (the "shares") of Series A Convertible Preferred Stock for a total offering price of $1,018,315 less underwriting fees of $120,800. The shares were issued pursuant to a private placement under Regulation D under the Securities Act of 1933, as amended.

     Dividends - The shares will pay a dividend of 3% per annum, payable in arrears. The Company may at its option, pay interest in shares of common stock or in cash on a quarterly basis. The number of shares of common stock issued shall be determined by dividing the cash amount of interest then owed by the conversion price (as defined herein) then in effect. Cash interest shall be calculated based upon the actual number of days elapsed during any interest period in a year of 360 days.

     Conversion - The shares are convertible into common stock at a price ("conversion price") equal to the lower of 120% of the five trading day average closing bid price of the common stock previous to the closing of the transaction or the discounted average stock price on the date of conversion. The discounted average stock price is defined as 75% of the average of the daily closing bid prices of the common stock for the five consecutive trading days immediately preceding the date of conversion notice. The Company may require conversion of the entire balance of unconverted shares after two years from the closing date.

     Registration - The Company will be required to file a registration statement covering the resale of shares of common stock received upon conversion of the shares to permit the holder(s) thereof to resell the shares without restrictions. The company will be required to file the registration statement, with the Securities Exchange Commission ("SEC"), using all reasonable efforts to file within 45 days of the closing date of the transaction. In addition, the Company shall use its best efforts to have the registration statement declared effective at the earlier of
(a) ninety (90) days from the closing of the transaction or (b) five (5) days after receiving a "No-Review" status from the SEC. Such registration statement shall be kept current and effective for a period through twelve (12) months from the date of the closing of transaction.

     Right to Redeem - The Company also maintains the right to redeem, in cash and in whole or in part, all unconverted shares or shares that have not been submitted to the company for conversion, at a rate of 120% of the principal amount. The Company must give investors a 30 day notice of such a redemption.

     In connection with this private placement, J.P. Carey, Inc. received warrants to purchase 102,000 shares of the Company's common stock, subject to adjustment. The warrants are exercisable at $1.73 per share and expire on March 20, 2003.

     The warrant agreement provides for adjustment of the exercise price and the number of shares of Common Stock purchasable upon exercise of the warrants to protect Warrant Holders against dilution in certain events, including stock dividends, stock splits, reclassification, and any combination of Common Stock, or the merger, consolidation, or disposition of substantially all the assets of the Company.

3.  Certain Transactions

     During March 1998, the Company entered into a 12 month agreement with the Wall Street Group, Inc. ("Wall Street") calling for Wall Street to act as a financial public relations counsel to the Company. The agreement calls for monthly payments of $5,000 for services rendered and grants a five year option to Wall Street to acquire 61,350 shares of the Company's common stock at $1.63 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

     The increase in capital resources for 1998 and 1997 is attributable to the private placement of Preferred and Common Stock and the issuance of debt.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is not party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

Item 2.  Changes in Securities

     On March 2, 1998 the Company, through J.P. Carey, Inc as underwriters, issued 51 shares (the "shares") of Series A Convertible Preferred Stock for a total offering price of $1,018,315 less underwriting fees of $120,800. The shares were issued pursuant to a private placement under Regulation D under the Securities Act of 1933, as amended.

     The shares will pay a dividend of 3% per annum, payable in arrears. The Company may at its option, pay interest in shares of common stock or in cash on a quarterly basis. The number of shares of common stock issued shall be determined by dividing the cash amount of interest then owed by the conversion price (as defined herein) then in effect. Cash interest shall be calculated based upon the actual number of days elapsed during any interest period in a year of 360 days.

     The shares are convertible into common stock at a price ("conversion price") equal to the lower of 120% of the five trading day average closing bid price of the common stock previous to the closing of the transaction or the discounted average stock price on the date of conversion. The discounted average stock price is defined as 75% of the average of the daily closing bid prices of the common stock for the five consecutive trading days immediately preceding the date of conversion notice. The Company may require conversion of the entire balance of unconverted shares after two years from the closing date.

     The Company also maintains the right to redeem, in cash and in whole or in part, all unconverted shares or shares that have not been submitted to the company for conversion, at a rate of 120% of the principal amount. The Company must give investors a 30 day notice of such a redemption.

     In connection with this private placement, J.P. Carey, Inc. received warrants to purchase 10,200 shares of the Company's common stock, subject to adjustment. The warrants are exercisable at $1.73 per share and expire on march 20, 2003.

     The warrant agreement provides for adjustment of the exercise price and the number of shares of Common Stock purchasable upon exercise of the warrants to protect Warrant Holders against dilution in certain events, including stock dividends, stock splits, reclassification, and any combination of Common Stock, or the merger, consolidation, or disposition of substantially all the assets of the Company.

     The Board of Directors of the company is authorized to issue, without further stockholder approval, up to 10,000,000 shares of preferred stock from time to time in one or more series and to fix such designations, powers, preferences and relative voting, distribution, dividend, liquidation, transfer, redemption, conversion and other tights, preferences, qualifications, limitations or restrictions thereon. Any such preferred stock could have priority over common stock as to dividends and as to the distribution of the Company's assets upon any liquidation, dissolution or winding up of the Company.

     The right of holders of common stock may become subject in the future to prior and superior rights and preferences in the event the Board of Directors establishes one or more additional classes of common stock, or one or more additional series of preferred stock.

Item 3.  Defaults Upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.

               None

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:        May 15, 1998         By:   /s/ Joseph Fiore
       -----------------------          ------------------
                                     Joeseph Fiore
                                     C.E.O., Chairman, Secretary, Director
                                    (Principal financial and Accounting Officer)