Form 10QSB
period 1998-06-30
EAT AT JOES LTD
filed 1998-08-14
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:     June 30, 1998
                                            ----------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 13, 1998 12,733,805

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                  (Unaudited)
                                                    June 30,        December 31,
                                                      1998             1997
                                                  -----------       -----------
ASSETS:
Current Assets:
 Cash and Cash Equivalents .................      $   429,538       $   232,601
 Inventory .................................            8,757             7,488
 Other .....................................              400               400
 Prepaid Expense ...........................             --              30,993
 Deposits ..................................           39,284            12,701
                                                  -----------       -----------

    Total Current Assets ...................          477,979           284,183
                                                  -----------       -----------

Property and Equipment:
 Equipment .................................          942,929           279,667
 Office Furniture ..........................            8,626             1,000
 Leasehold Improvements ....................        3,120,287           665,643
                                                  -----------       -----------
                                                    4,071,842           946,310
 Less Accumulated Depreciation .............          (65,556)          (11,546)
                                                  -----------       -----------

                                                    4,006,286           934,764
                                                  -----------       -----------

Other Assets:
 Intangible and Other Assets, Net ..........          256,482           234,569
 Deferred Development Costs ................             --             861,456
                                                  -----------       -----------

    Total Other Assets .....................          256,482         1,096,025
                                                  -----------       -----------

    Total Assets ...........................      $ 4,740,747       $ 2,314,972
                                                  ===========       ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                    (Unaudited)
                                                      June 30,      December 31,
                                                        1998            1997
                                                    -----------     -----------
LIABILITIES:
Current Liabilities:
 Accounts Payable ..............................    $    90,014     $   347,295
 Short-Term Notes Payable ......................      2,054,940         304,940
 Shareholder Loans .............................        452,455         702,922
                                                    -----------     -----------

    Total Liabilities ..........................      2,597,409       1,355,157
                                                    -----------     -----------

Stockholders' Equity:
 Preferred  Stock - $.0001 par value,
    10,000,000 shares authorized; Series A
    Convertible, 51 issued and outstanding
    June 30, 1998, Series B Convertible,
    64 shares issued and outstanding
    June 30, 1998, none issued and
    outstanding December 31, 1997  .............              1            --
 Common Stock - $.0001 par value,
    50,000,000 shares authorized,
    12,733,805 issued and outstanding ..........          1,273           1,273
 Additional Paid-In Capital ....................      4,045,263       2,244,299
 Retained Deficit ..............................     (1,903,199)     (1,285,757)
                                                    -----------     -----------

    Total Stockholders' Equity .................      2,143,338         959,815
                                                    -----------     -----------

    Total Liabilities and
    Stockholders' Equity .......................    $ 4,740,747     $ 2,314,972
                                                    ===========     ===========















   The accompanying notes are an integral part of these financial statements.




                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          For the Three Months         For the Six Months
                                             Ended June 30,               Ended June 30,
                                         1998            1997          1998           1997
                                     ------------   ------------   ------------   -----------

Revenues ..........................  $    316,397   $       --     $    463,744   $      --
Cost of Revenues ..................       210,355           --          331,102          --
                                     ------------   ------------   ------------   -----------

Gross Margin ......................       106,042           --          132,642          --

Expenses
   General and Administrative .....       372,521        130,171        756,107       169,029
                                     ------------   ------------   ------------   -----------

Net loss from Continuing Operations      (266,479)      (130,171)      (623,465)     (169,029)

   Other Income (Expense) Net .....            35          1,926            611         1,932
                                     ------------   ------------   ------------   -----------

Net Loss Before Income Taxes ......      (266,444)      (128,245)      (622,854)     (167,097)
Income Tax Expense (Benefit) ......          --             --             --            --
                                     ------------   ------------   ------------   -----------

Net Loss ..........................  $   (266,444)  $   (128,245)  $   (622,854)  $  (167,097)
                                     ============   ============   ============   ===========

Net Loss Per Share
 - Basic and Diluted ..............  $      (0.02)  $      (0.01)  $      (0.05)  $     (0.02)

Weighted Average Number of
Common Shares .....................    12,733,805     12,478,977     12,733,805     9,466,549
                                     ============   ============   ============   ===========













   The accompanying notes are an integral part of these financial statements.



                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  For the Three Months     For the Six Months
                                                     Ended June 30,           Ended June 30,
                                                   1998         1997        1998          1997
                                               -----------   ---------   -----------   ---------
Cash Flows from Operating Activities:
     Net loss for the period ................  $  (266,444)  $(128,245)  $  (622,854)  $(167,097)
Adjustments to Reconcile net loss to net cash
     provided by operating activities
        Depreciation and amortization .......       47,543        --          56,426        --
        Payment of organization costs .......      (24,329)       --         (24,329)     (8,657)
        (Increase) decrease in:
           Inventory ........................       (2,127)       --          (1,269)       --
           Prepaid expense ..................        8,333     (12,750)       30,993     (11,825)
           Deposits .........................       (8,683)       --         (26,583)     14,009
        Increase (decrease) in:
           Accounts payable .................     (132,167)      4,734      (257,281)     16,399
           Accrued expenses .................         --        (7,235)         --         1,210
                                               -----------   ---------   -----------   ---------

Net Cash Used in Operating Activities: ......     (377,874)   (143,496)     (844,897)   (155,961)
                                               -----------   ---------   -----------   ---------

Cash Flows From Investing Activities:
  Payment of deferred development costs .....         --       (54,892)         --      (101,269)
  Purchase of property and  equipment .......   (1,867,265)       --      (2,264,076)    (13,495)
                                               -----------   ---------   -----------   ---------

Net Cash Used by Investing Activities: ......   (1,867,265)    (54,892)   (2,264,076)   (114,764)
                                               -----------   ---------   -----------   ---------

Cash Flows From Financing Activities:
  Issuance of convertible preferred stock ...    1,008,747        --       1,806,377        --
  Issuance of common stock ..................         --       300,000          --       700,000
  Proceeds from short-term notes payable ....      795,000        --       1,750,000        --
  Advances to (from) majority stockholder ...       43,825        --        (250,467)     14,000
                                               -----------   ---------   -----------   ---------

Net Cash Provided by Financing Activities ...    1,847,572     300,000     3,305,910     714,000
                                               -----------   ---------   -----------   ---------

Increase in Cash ............................     (397,567)    101,612       196,937     443,275
Cash at Beginning of Period .................      827,105     376,635       232,601      34,972
                                               -----------   ---------   -----------   ---------

Cash at End of Period .......................  $   429,538   $ 478,247   $   429,538   $ 478,247
                                               ===========   =========   ===========   =========






                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)



                                                     For the Three Months          For the Six Months
                                                         Ended June 30,               Ended June 30,
                                                     1998            1997          1998           1997
                                                -------------   -------------  -------------  -------------
Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period .............  $      (4,459)  $        --    $        --    $        --
    Income taxes paid for the period .........  $       1,271   $        --    $       3,871  $        --

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
    Deferred development costs
      acquired with issuance of
      common stock ...........................  $        --     $        --    $        --    $     149,837
    Organization costs acquired
      with issuance of common
      Stock ..................................  $        --     $        --    $        --    $         200





















   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


1.  Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.  Series A and Series B Convertible Preferred Stock

     On March 2, 1998 the Company, through J.P. Carey, Inc as underwriters, issued 51 shares (the "shares") of Series A Convertible Preferred Stock for a total offering price of $1,018,315 less underwriting fees of $120,800. The shares were issued pursuant to a private placement under Regulation D under the Securities Act of 1933, as amended. In May, 1998 the Company, through J.P.
Carey, Inc as underwriters, issued 64 shares (the "shares") of Series B Convertible Preferred Stock for a total offering price of $1,279,980 less underwriting fees of $254,742. The shares were issued pursuant to a private placement under Regulation D under the Securities Act of 1933, as amended.

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

     In connection with the private placements, the Company has issued warrants to purchase 256,000 shares of the Company's common stock, subject to adjustment. The warrants are exercisable at $1.49 - $1.79 per share and expire on March 20, 2003 - May 22, 2003.

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

Item 2.  Changes in Securities

     On March 2, 1998 the Company, through J.P. Carey, Inc as underwriters, issued 51 shares (the "shares") of Series A Convertible Preferred Stock for a total offering price of $1,018,315 less underwriting fees of $120,800. The shares were issued pursuant to a private placement under Regulation D under the Securities Act of 1933, as amended.. In May, 1998 the Company, through J.P. Carey, Inc as underwriters, issued 64 shares (the "shares") of Series B Convertible Preferred Stock for a total offering price of $1,279,980 less underwriting fees of $254,742. The shares were issued pursuant to a private placement under Regulation D under the Securities Act of 1933, as amended.

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

     In connection with the private placements, the Company has issued warrants to purchase 256,000 shares of the Company's common stock, subject to adjustment. The warrants are exercisable at $1.49 - $1.79 per share and expire on March 20, 2003 - May 22, 2003.

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

     The Company did not file a report on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:  August 14, 1998         By:    /s/ Joseph Fiore
      -----------------              -------------------
                                     Joseph Fiore
                                     C.E.O., Chairman, Secretary, Director
                                    (Principal financial and Accounting Officer)