Form 10KSB/A
period 1997-12-31
EAT AT JOES LTD
filed 1998-08-27
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


     As of March 26, 1998, there were 12,733,805 shares of the Registrant's common stock, par value $0.0001, issued and outstanding and 1,060,000 warrants to purchase common stock at $1.00 per share. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $12,750,968 computed at the average bid and asked price as of March 25, 1998.



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

                                TABLE OF CONTENTS


Item Number and Caption                                                  Page

PART I

Item 1.     Description of Business                                        4

Item 2.     Description of Property                                        7

Item 3.     Legal Proceedings                                              8

Item 4.     Submission of Matters to a Vote of Security Holders            8


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters       8

Item 6.     Management's Discussion and Analysis or Plan of Operations     9

Item 7.     Financial Statements11

Item 8.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                           11

PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act    11

Item 10.    Executive Compensation                                        13

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management                                                    14

Item 12.    Certain Relationships and Related Transactions                15

Item 13.    Exhibits and Reports on Form 8-K                              15

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


     From March 1, 1990 to January 1, 1997, the Company did not engaged in any business activities.


     On January 1, 1997, the Shareholders adopted a plan or reorganization and merger between the Company and E. A. J. Holding Corp. Inc. ("Hold") to be effective on or before January 31, 1997. Under the plan, the Company acquired all the issued and outstanding shares of "Hold", a Delaware corporation making "Hold" a wholly owned subsidiary of the Company for 5,505,000 common shares of the Company.


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

                            ITEM 3 LEGAL PROCEEDINGS



NONE



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS




     On January 1, 1997 the Shareholders approved the acquisition of E.A.J. Holding Corporation, Inc. (A newly organized Delaware corporation) for the issuance of 5,505,000 shares of the Company's common stock.



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

      Year       Period                      Low                     High
      1996       First Quarter      To the best knowledge of management,
                 Second Quarter     there was no trading of shares during 1996.
                 Third Quarter
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


Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. From December 12, 1995 to November 1997 the Company was a development stage company and had not begun principal operations. During November and December, 1997 two restaurants were opened and began operations.


LIQUIDITY AND CAPITAL RESOURCES


     The Company has generated minimal revenues from product sales. Revenues are not yet sufficient to support the Company's operating expenses, however, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities and has borrowed approximately $265,000 from unrelated entities as of December 31, 1997. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.



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

     Effective January 1, 1997, the Company entered into an employment agreement with Andrew A. Cosenza, Jr. (The"Cosenza Employment Agreement") under which Andrew A. Cosenza, Jr. serves as president and chief operating office of the Company as well as serve as a member of the Corporation's board of directors. Pursuant to the Cosenza Employment Agreement, Mr. Cosenza was paid $12,500. He deferred $87,500 of his salary for the year 1997. Mr. Cosenza will be paid a salary of $225,000 in 1998 and $350,000 thereafter provided that the salary of $350,000 payable after the second year of employment is conditioned upon the business operating at least 10 units by the end of 1998. In addition, Mr. Cosenza will receive the use of an automobile, with all expenses associated with the maintenance and operation of the automobile paid by the Corporation, family health insurance coverage to age 70 and life insurance coverage until age 70 with a death benefit of $1,000,000. Mr. Cosenza deferred some of these benefits until after 1997 but did receive the use of the automobile for part of the year at a cost to the Company of approximately $16,000 .



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

     The following exhibits are included as part of this report:

Exhibit
Number           Title of Document



3.01 Articles of Incorporation of Conceptualistics, Incorporated Inc. a Delaware Corporation now known as Eat At Joe's, LTD. (1)

3.02      Bylaws (1)

23.01     Consent of Accountants(1)

27.1      Financial Date Schedule

            (1) Incorporated by reference

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

                                                          EAT AT JOE'S LTD.


Dated: August 25, 1998                 By  /S/     Joseph Fiore
                                          ------------------------
                                       Joseph Fiore,
                                       C.E.O., Chairman, Secretary, Director

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

Signatures                             Title

/S/     Joseph Fiore
Joseph Fiore                           C.E.O., Chairman, Secretary, Director
                                      (Principal Executive, Financial
                                       and Accounting Officer)

/S/     James Mylock, Jr.
James Mylock, Jr.                      Director


/S/     Andrew Cosenza, Jr.
Andew Cosenza, Jr.                     Director,  President, C.O.O., Treasurer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Eat At Joe's, Ltd.:

     We have audited the accompanying consolidated balance sheet of East At Joe's, Ltd. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's, Ltd. and subsidiaries (formerly a development stage enterprise) as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                Respectfully  submitted ROBISON,
                                                HILL & Co.


                                                /s/ Robison, Hill & Co.
                                                Certified Public Accountants

Salt Lake City, Utah
March 23, 1998

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                    (Formerly a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                           1997          1996
                                                      -----------     ---------
ASSETS
Current Assets:
Cash and cash equivalents ......................      $   232,601      $ 35,016
Receivables ....................................             --          70,000
Inventory ......................................            7,488          --
Other ..........................................              400          --
Prepaid expense ................................           30,993         3,975
Deposits .......................................           12,701        10,991
                                                      -----------      --------

     Total Current Assets ......................          284,183       119,982
                                                      -----------      --------

Property and equipment:
Equipment ......................................          279,667          --
Office furniture ...............................            1,000          --
Leasehold improvements .........................        1,527,099        12,495
                                                      -----------      --------
                                                        1,807,766        12,495
Less accumulated depreciation ..................          (11,546)         --
                                                      -----------      --------

                                                        1,796,220        12,495
                                                      -----------      --------

Other Assets:
Intangible and other assets
net of $2,150 amortization in 1997 .............          234,569       158,595
                                                      -----------      --------

     Total Assets ..............................      $ 2,314,972      $291,072
                                                      ===========      ========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                    (Formerly a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                   (Continued)



                                                      1997              1996
                                                   -----------      -----------
LIABILITIES
Current Liabilities:
Accounts payable .............................     $   347,295      $     7,235
Accrued liabilities...........................          87,500             --
Short-term notes payable .....................         264,940             --
Shareholders loans ...........................         702,922           12,500
                                                   -----------      -----------

     Total Liabilities .......................       1,402,657           19,735
                                                   -----------      -----------


STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value ..........
  10,000,000 shares authorized;
  none issued and outstanding ................            --               --
Common Stock - $0.0001 par value .............
  50,000,000 shares Authorized ...............
  12,733,805 and 11,833,805 issued
  and Outstanding, respectively ..............           1,273            1,183
Common Stock To Be Issued ....................               4             --
Additional paid-in capital ...................       2,284,295        1,344,389
Retained deficit .............................      (1,373,257)      (1,074,235)
                                                   -----------      -----------

     Total Stockholders' Equity ..............         912,315          271,337
                                                   -----------      -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .........................     $ 2,314,972      $   291,072
                                                   ===========      ===========













   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                    (Formerly a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996



                                                         1997            1996
                                                       ---------       --------

Revenues ........................................      $  84,781       $   --
Cost of revenues ................................         56,855           --
                                                       ---------       --------

Gross Margin ....................................         27,926           --

Expenses
   General and administrative ...................        322,644         14,762
                                                       ---------       --------

Net loss from continuing operations .............       (294,718)       (14,762)
                                                       ---------       --------

Other Income (Expense)
   Interest income ..............................          3,759           --
   Interest expense .............................         (7,311)        (3,938)
   Loss on sale of assets .......................           (752)          --
                                                       ---------       --------

Net Other Income (Expense) ......................         (4,304)        (3,938)
                                                       ---------       --------

Net loss before income taxes ....................       (299,022)       (18,700)
Income tax expense (benefit) ....................           --             --
                                                       ---------       --------

Net Loss ........................................      $(299,022)      $(18,700)
                                                       =========       ========

Basic Loss Per Common Share: ....................      $    (.02)      $   --












     The accompanying notes are an integral part of these financial statements.


                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997, AND 1996



                                     Common Stock                            Additional
                                    To Be Issued           Common Stock       Paid-in     Retained
                                  Shares     Amount      Shares     Amount    Capital      Deficit
                                ---------  ---------  ----------  ---------  ----------  -----------

Balances at January 1, 1996 ..       --    $    --       314,350  $      31  $1,055,504  $(1,055,535)

Adjustment in connection
with pooling of interests ....       --         --     5,505,000        550     219,037         --
                                ---------  ---------  ----------  ---------  ----------  -----------

Balances at January 1, 1996,
as restated ..................       --         --     5,819,350        581   1,274,991   (1,055,535)

May 1996, shares issued
   to Company for cash .......       --         --        14,455          2       9,998         --

November 1996, shares
issued in Reg D-504
offering .....................       --         --     6,000,000        600      59,400         --

Net loss for the year ........       --         --          --         --          --        (18,700)
                                ---------  ---------  ----------  ---------  ----------  -----------

Balances at December 31,
 1996.........................       --         --    11,833,805      1,183   1,344,389   (1,074,235)

March 1997, shares issued
   on exercise of warrants ...       --         --       400,000         40     399,960         --

April 1997, shares issued on
   exercise of warrants ......       --         --       300,000         30     299,970         --

November 1997 shares
issued on exercise of
warrants .....................     40,000          4     200,000         20     239,976         --

Net loss for the year ........       --         --          --         --          --       (299,022)
                                ---------  ---------  ----------  ---------  ----------  -----------

Balance at December 31,
 1997.........................     40,000  $       4  12,733,805  $   1,273  $2,284,295  $(1,373,257)
                                =========  =========  ==========  =========  ==========  ===========



     The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996



                                                            1997         1996
                                                         -----------   --------
Cash Flows From Operating Activities
   Net loss for the period ............................  $  (299,022)  $(18,700)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Loss from sale of marketable securities ..........          752       --
     Depreciation .....................................       11,546       --
     Payment of organization costs ....................      (78,124)    (8,558)
     Amortization of organization costs ...............        2,150       --
     Decrease (Increase) in Receivables ...............       70,000       --
     Increase in inventory ............................       (7,488)      --
     Increase in other assets .........................         (400)      --
     Increase in prepaid expense ......................      (27,018)    (3,975)
     Decrease (increase) in deposits ..................       (1,710)   (10,991)
     Increase in accounts payable and accrued liablities     427,560      7,235
                                                         -----------   --------

Net Cash Provided by (Used in) Operating Activities ...       98,246    (34,989)
                                                         -----------   --------

Cash Flows From Investing Activities
   Purchase of property and equipment .................   (1,795,271)   (12,495)
   Proceeds from sale of marketable securities ........      143,248       --
   Purchase of marketable securities ..................     (144,000)      --
                                                         -----------   --------

Net Cash Provided by Investing Activities .............   (1,796,023)   (12,495)
                                                         -----------   --------

Cash Flows From Financing Activities
   Issuance of common stock ...........................      940,000     70,000
   Advances from majority stockholders ................      690,422     12,500
   Proceeds from short-term notes payable .............      264,940       --
                                                         -----------   --------

Net Cash Provided by Financing Activities .............    1,895,362     82,500
                                                         -----------   --------

Increase in Cash ......................................      197,585     35,016
Cash at beginning of period ...........................       35,016       --
                                                         -----------   --------

Cash at End of Period .................................  $   232,601   $ 35,016
                                                         ===========   ========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)



                                                        1997          1996
                                                    ------------  ------------
Supplemental Disclosure of Interest and
 Income Taxes Paid
   Interest paid for the period ..................  $       --    $      3,938
                                                    ============  ============

   Income taxes paid for the period ..............  $       --    $       --
                                                    ============  ============

Supplemental Disclosure of Non-cash Investing
 and Financing Activities
   Intangible Assets Acquired with Issuance of
      Common stock ...............................  $    149,832  $       --
                                                    ============  ============

   Organization Costs Acquired with Issuance
      Common stock ...............................  $        200  $       --
                                                    ============  ============






















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

Principles of Consolidation

     The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly- owned subsidiary, E.A.J. Holding Corporation, a Delaware corporation ("Holding"). Holding includes the accounts of its wholly-owned subsidiaries, E.A.J. PHL Airport, Inc. a Pennsylvania corporation, Eat At Joe's
U. of P., Inc. a Pennsylvania corporation, E.A.J. Cherry Hill, Inc., a New Jersey corporation, Eat At Joe's Harborplace, Inc., a Maryland corporation, Eat At Joe's Neshaminy, Inc. a Pennsylvania corporation, Eat At Joe's Plymouth, Inc., a Pennsylvania corporation, E.A.J. Echelon Mall, Inc., a New Jersey corporation, E.A.J. Gallery, Inc., a Pennsylvania corporation, E.A.J. Moorestown, Inc., a New Jersey corporation, and E.A.J. Shoppingtown,Inc., a New York corporation. All significant intercompany accounts and transactions have been eliminated.

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

Depreciation

     Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-lin method over the estimated economic useful lives of the related assets as follows:


      Office furniture                                   5-10 years
      Equipment                                          5-7 years
      Leasehold improvements                             8-15  years


     Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Amortization


     Organization costs are amortized over a sixty month period. Intangible assets are amortized over useful life of 10 years.

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


     Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the 1,060,000 warrants are converted to 1,060,000 common shares. The effect of outstanding common stock equivalents are antidilutive for 1997 and 1996 and are thus not considered.


     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                             For the Year Ended 1997        For the Year Ended 1996
                         -------------------------------  ----------------------------

                                               Per Share                     Per Share
                           Income      Shares    Amount    Income     Shares   Amount

Basic EPS
  Income available to
    common shareholders  $(299,022)  11,729,107  $ (.02)  $(18,700)  6,535,247  $    -
                         ==========  ==========  =======  =========  =========  ======

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


NOTE 2 - SHORT-TERM NOTES PAYABLE

     Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 1997. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.


NOTE 3 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $71,000 and $4,000 for the years ended December 31, 1997 and 1996 respectively, are the result of net operating losses and the gaming license rights reserve.

     The Company has recorded net deferred income taxes in the accompany consolidated balance sheets as follows:

                                                           As at December 31,
                                                          1997           1996
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses        $ 387,000      $ 341,000
Valuation allowance                                     (387,000)      (341,000)
                                                       ----------     ----------
Net Deferred Income Tax                                $       -      $       -
                                                       ==========     ==========

     As of December 31, 1997, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $1,141,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between December 31, 2003 and 2012. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $387,000 as of December 31, 1997. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)

NOTE 3 - INCOME TAXES (Continued)

has been made to the loss from continuing operations.

     The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                            As at December 31,
                                                             1997       1996
Benefit at the federal statutory rate of 34%            $   71,000  $     4,000
Nondeductible expenses                                      (1,000)           -
Utilization of net operating loss carryforward             (70,000)      (4,000)
                                                        ----------  -----------
                                                        $        -  $         -
                                                        ==========  ===========

NOTE 4 - PURCHASE OF SUBSIDIARIES


     On January 1, 1997 the shareholders of the Company approved an agreement whereby 5,505,000 shares of the Company's common stock was exchanged for a 100% interest in E.A.J. Holding Corporation, Inc. ("Holding"), a Delaware corporation. Holding, which was organized on February 14, 1997, had total assets with a historical cost value of $150,037, consisting of the Eat at Joe's trade mark, business plan, graphics, illustrations/renderings, corporate brochure and website with a historical value of $149,837, organization costs of $200 and no liabilities on the date of the exchange.


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


NOTE 4 - PURCHASE OF SUBSIDIARIES (continued)


                                                      Year Ended
                                                  December 31, 1996

Revenues:
  As previously reported                            $           -
  Acquired companies                                            -
                                                    -------------
  As restated                                       $           -
                                                    =============

Net Loss:
  As previously reported                            $      13,288
  Acquired companies                                        5,412
                                                    -------------
  As restated                                       $      18,700
                                                    =============


NOTE 5 - RENT AND LEASE EXPENSE

     The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

     The minimum future lease payments under these leases for the next five years are:

  Year Ended December 31,                   Real Property     Equipment
  -----------------------                   -------------     ---------
         1998                                $   298,320       $      -
         1999                                    298,320              -
         2000                                    298,320              -
         2001                                    298,320              -
         2002                                    298,320              -
                                            -------------     ---------

Total minimum future lease payments          $ 1,491,600       $      -
                                            ============      =========

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - PRIVATE PLACEMENT OF COMMON STOCK

     On November 11, 1996 the Company completed a Regulation D section 504 private placement whereby the Company issued 600,000 common shares for $60,000. Each share included detachable warrants to purchase one common share at $1.00 per share.

NOTE 8 - SELECTED FINANCIAL DATA (Unaudited)

     The following table set forth certain unaudited quarterly financial information:

                                                1997 Quarters Ended
                                      Mar 31      Jun 30     Sep 30     Dec 31
                                     --------   ---------   --------   ---------
Income statement data:
   Net sales ......................  $   --     $    --     $   --     $ 84,781
   Gross profit ...................      --          --         --       27,926
                                     --------   ---------   --------   --------
   Income (loss) from operations ..   (60,733)   (152,046)   (68,971)   (12,968)
Other income ......................         6       1,926      1,075     (7,311)
                                     --------   ---------   --------   --------

Income (loss) before tax ..........   (60,727)   (150,120)   (67,896)   (20,279)

Income tax (provision) benefit ....      --          --         --         --
                                     --------   ---------   --------   --------

Net Income (Loss) .................  $(60,727)  $(150,120)  $(67,896)  $(20,279)
                                     ========   =========   ========   ========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     (Formerly a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, AND 1996
                                   (Continued)


NOTE 8 - SELECTED FINANCIAL DATA (Unaudited) (continued)

                                                1996 Quarters Ended
                                       Mar 31     Jun 30     Sep 30     Dec 31
                                     ---------  ---------   --------   ---------
Income statement data:
   Net sales ......................  $   --     $    --     $   --     $   --
   Gross profit ...................      --          --         --         --
                                     --------   ---------   --------   --------
   Income (loss) from operations ..   (10,000)       --         --       (4,762)
Other income ......................      --          --         --       (3,938)
                                     --------   ---------   --------   --------

Income (loss) before tax ..........   (10,000)       --         --       (8,700)

Income tax (provision) benefit ....      --          --         --         --
                                     --------   ---------   --------   --------

Net Income (Loss) .................  $(10,000)  $    --     $   --     $ (8,700)
                                     ========   =========   ========   ========