Form 10QSB/A
period 1998-03-31
EAT AT JOES LTD
filed 1998-08-27
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 14, 1998 12,754,305


     Transitional Small Business Disclosure Format (check one). Yes   ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                  (Unaudited)
                                                    March 31,       December 31,
                                                      1998              1997
                                                  -----------       -----------
ASSETS:
Current Assets:
 Cash and Cash Equivalents .................      $   827,105       $   232,601
 Inventory .................................            6,630             7,488
 Other .....................................              400               400
 Prepaid Expense ...........................            8,333            30,993
 Deposits ..................................           30,601            12,701
                                                  -----------       -----------

    Total Current Assets ...................          873,069           284,183
                                                  -----------       -----------

Property and Equipment:
 Equipment .................................          281,103           279,667
 Office Furniture ..........................            2,791             1,000
 Leasehold Improvements ....................        1,920,683         1,527,099
                                                  -----------       -----------
                                                    2,204,577         1,807,766
 Less Accumulated Depreciation .............          (29,747)          (11,546)
                                                  -----------       -----------

                                                    2,174,830         1,796,220
                                                  -----------       -----------

Other Assets:
 Intangible and Other Assets, Net ..........          146,087           234,569
                                                  -----------       -----------

    Total Assets ...........................      $ 3,193,986       $ 2,314,972
                                                  ===========       ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                     (Unaudited)
                                                       March 31,    December 31,
                                                         1998           1997
                                                     -----------    -----------
LIABILITIES:
Current Liabilities:
 Accounts Payable and Accrued Liabilities ........   $   343,723    $   434,795
 Short-Term Notes Payable ........................     1,219,940        264,940
 Shareholder Loans ...............................       408,630        702,922
                                                     -----------    -----------

    Total Liabilities ............................     1,972,293      1,402,657
                                                     -----------    -----------

Stockholders' Equity:
 Preferred Stock - $.0001 par value,
    10,000,000 shares authorized;
    51 issued and outstanding
    March 31, 1998, none issued
    and outstanding December 31, 1997  ...........          --             --
 Common Stock - $.0001 par value,
    50,000,000 shares authorized,
    12,733,805 issued and outstanding ............         1,273          1,273
 Common Stock To Be Issued .......................             4              4
  Additional Paid-In Capital .....................     3,112,314      2,284,295
  Retained Deficit ...............................    (1,891,898)    (1,373,257)
                                                     -----------    -----------

    Total Stockholders' Equity ...................     1,221,693        912,315
                                                     -----------    -----------

    Total Liabilities and Stockholders' Equity ...   $ 3,193,986    $ 2,314,972
                                                     ===========    ===========
















   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           For the Three Months
                                                              Ended March 31,
                                                              1998       1997
                                                           ---------   --------
Revenues ................................................  $ 147,347   $   --
Cost of Revenues ........................................    120,747       --
                                                           ---------   --------

Gross Margin ............................................     26,600       --

Expenses
   General and Administrative ...........................    421,189     38,858
                                                           ---------   --------

Net loss from Continuing Operations .....................   (394,589)   (38,858)

   Other Income (Expense) Net ...........................     (8,931)         6
                                                           ---------   --------

Net Loss Before Income Taxes ............................   (403,520)   (38,852)
Income Tax Expense (Benefit) ............................       --         --
                                                           ---------   --------

Net Loss Before Cumulative effects of Accounting Change .   (403,520)   (38,852)

Cumulative effect of Accounting Change on Years Prior to
1998, Net of Taxes ......................................    (84,732)      --

Net Loss ................................................  $(488,252)  $(38,852)
                                                           =========   ========

Net Loss Per Common Share- Basic and Diluted:
Net Loss Before Cumulative effects of Accounting Change .      (0.04)      --
Cumulative effect of Accounting Change ..................       --         --
                                                           ---------   --------

Net Loss Per Common Share- Basic and Diluted ............  $   (0.04)  $   --









   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           For the Three Months
                                                             Ended March 31,
                                                            1998         1997
                                                        -----------   ---------
Cash Flows from Operating Activities:
Net loss for the period before cumulative effects of . $ (403,520) $ (38,852) accounting change
Adjustments to Reconcile net loss to net cash
     provided by operating activities
        Depreciation and amortization ................       21,951        --
        Payment of organization costs ................         --        (8,657)
        Amortization of organization costs ...........         --          --
        (Increase) decrease in:
           Inventory .................................          858        --
           Prepaid expense ...........................       22,660         925
           Deposits ..................................      (17,900)     14,009
        Increase (decrease) in:
           Accounts payable ..........................     (125,114)     11,665
           Accrued expenses ..........................       34,042       8,445
                                                        -----------   ---------

Net Cash Used in Operating Activities: ...............     (467,023)    (12,465)
                                                        -----------   ---------

Cash Flows From Investing Activities:
  Purchase of property and  equipment ................     (396,811)    (59,872)
                                                        -----------   ---------

Net Cash Used by Investing Activities: ...............     (396,811)    (59,872)
                                                        -----------   ---------

Cash Flows From Financing Activities:
  Issuance of convertible preferred stock ............      797,630        --
  Issuance of common stock ...........................         --       400,000
  Proceeds from short-term notes payable .............      955,000        --
  Advances to (from) majority stockholder ............     (294,292)     14,000
                                                        -----------   ---------

Net Cash Provided by Financing Activities ............    1,458,338     414,000
                                                        -----------   ---------

Increase in Cash .....................................      594,504     341,663
Cash at Beginning of Period ..........................      232,601      34,972
                                                        -----------   ---------

Cash at End of Period ................................  $   827,105   $ 376,635
                                                        ===========   =========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)



                                                           For the Three Months
                                                             Ended March 31,
                                                           1998           1997
                                                        ---------     ----------
Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period ...................       $4,459       $   --
    Income taxes paid for the period ...............       $2,671       $   --

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
    Intangible Assets
      acquired with issuance of
      common stock .................................       $ --         $149,837
    Organization costs acquired
      with issuance of common
      Stock ........................................       $ --         $    200





















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


2.  Adoption of New Accounting Principle

     During 1998, the Company changed its method of accounting for costs of start up activities to conform with new requirements of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The effect of this change was to increase net loss for the three months ended March 31, 1998 by $84,732 ($0.01 per share). Financial Statements for 1997 have not been restated in accordance with the provisions of SOP 98-5.


3.  Series A Convertible Preferred Stock

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

4.  Certain Transactions

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

LIQUIDITY AND CAPITAL RESOURCES


     The Company has generated minimal revenues from product sales. Revenues are not yet sufficient to support the Company's operating expenses, however, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities and has borrowed approximately $1,200,000 from unrelated entities as of March 31, 1998. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.



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


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:        August 25, 1998         By:    /s/ Joseph Fiore
       --------------------------          -------------------
                                     Joseph Fiore
                                     C.E.O., Chairman, Secretary, Director
                                    (Principal financial and Accounting Officer)