Form 10QSB/A
period 1998-06-30
EAT AT JOES LTD
filed 1998-08-27
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:                     June 30, 1998
                                            ----------------------------------

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 13, 1998 12,754,305


     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                  (Unaudited)
                                                    June 30,        December 31,
                                                     1998              1997
                                                  -----------       -----------
ASSETS:
Current Assets:
 Cash and Cash Equivalents .................      $   429,538       $   232,601
 Inventory .................................            8,757             7,488
 Other .....................................              400               400
 Prepaid Expense ...........................             --              30,993
 Deposits ..................................           39,284            12,701
                                                  -----------       -----------

    Total Current Assets ...................          477,979           284,183
                                                  -----------       -----------

Property and Equipment:
 Equipment .................................          942,929           279,667
 Office Furniture ..........................            8,626             1,000
 Leasehold Improvements ....................        3,129,368         1,527,099
                                                  -----------       -----------
                                                    4,080,923         1,807,766
 Less Accumulated Depreciation .............          (65,556)          (11,546)
                                                  -----------       -----------

                                                    4,015,367         1,796,220
                                                  -----------       -----------

Other Assets:
 Intangible and Other Assets, Net ..........          142,337           234,569
                                                  -----------       -----------

    Total Assets ...........................      $ 4,635,683       $ 2,314,972
                                                  ===========       ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                     (Unaudited)
                                                       June 30,     December 31,
                                                         1998          1997
                                                     ------------   -----------
LIABILITIES:
Current Liabilities:
 Accounts Payable and Accrued Liabilities .........  $    240,996   $   434,795
 Short-Term Notes Payable .........................     2,014,940       264,940
 Shareholder Loans ................................       452,455       702,922
                                                     ------------   -----------

    Total Liabilities .............................     2,708,391     1,402,657
                                                     ------------   -----------

Stockholders' Equity:
 Preferred  Stock - $.0001 par value,
    10,000,000   shares  authorized;
    Series A Convertible, 51 issued
    and outstanding June 30, 1998,
    Series B Convertible, 64 shares
    issued and outstanding June 30, 1998,
    none issued and outstanding
    December 31, 1997  ............................           --           --
 Common Stock - $.0001 par value,
    50,000,000 shares authorized,
    12,754,305 issued and outstanding .............         1,275         1,273
 Common Stock To Be Issued ........................             4             4
 Additional Paid-In Capital .......................     4,900,827     2,284,295
 Retained Deficit .................................    (2,974,814)   (1,373,257)
                                                     ------------   -----------

    Total Stockholders' Equity ....................     1,927,292       912,315
                                                     ------------   -----------

    Total Liabilities and Stockholders' Equity ....  $  4,635,683   $ 2,314,972
                                                     ============   ===========














     The accompanying notes are an integral part of these financial statements.




                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        For the Three Months           For the Six Months
                                            Ended June 30,               Ended June 30,
                                          1998          1997           1998           1997
                                     ------------   ------------   ------------   ------------
Revenues ..........................  $    316,397   $       --     $    463,744   $      --
Cost of Revenues ..................       210,355           --          331,102          --
                                     ------------   ------------   ------------   -----------
Gross Margin ......................       106,042           --          132,642          --

Expenses
   General and Administrative .....       435,080        130,171        856,269       169,029
                                     ------------   ------------   ------------   -----------
Net loss from Continuing Operations      (329,038)      (130,171)      (723,627)     (169,029)

   Other Income (Expense) Net .....        (4,941)         1,926        (13,872)        1,932
                                     ------------   ------------   ------------   -----------

Net Loss Before Income Taxes ......      (333,979)      (128,245)      (737,499)     (167,097)
Income Tax Expense (Benefit) ......          --             --             --            --
                                     ------------   ------------   ------------   -----------

Net Loss Before Cumulative effects
of Accounting Change ..............      (333,979)      (128,245)      (737,499)     (167,097)

Cumulative effect of Accounting
Change on Years Prior to
1998, Net of Taxes ................          --             --          (84,732)         --

Net Loss ..........................  $   (333,979)  $    128,245)  $   (822,231)  $  (167,097)
                                     ============   ============   ============   ===========

Basic Net Loss Per Common Share:
Net Loss Before Cumulative effects
of Accounting Change ..............         (0.02)          --            (0.06)        (0.02)
Cumulative effect of Accounting
Change ............................          --             --             --            --
                                     ------------   ------------   ------------   -----------

Net Loss Per Common Share- Basic
and Diluted .......................  $      (0.02)  $       --     $      (0.06)  $     (0.02)

Weighted Average Number of
Common Shares .....................    12,747,656     12,478,977     12,740,769     9,466,549
                                     ============   ============   ============   ===========





     The accompanying notes are an integral part of these financial statements.



                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  For the Three Months       For the Six Months
                                                     Ended June 30,            Ended June 30,
                                                   1998          1997         1998        1997
                                                -----------   ---------   -----------   ---------
Cash Flows from Operating Activities:
     Net loss for the period before cumulative  $  (333,979)  $(128,245)  $  (737,499)  $(167,097)
     effects of accounting change
Adjustments to Reconcile net loss to net cash
     provided by operating activities
        Depreciation and amortization ........       39,559        --          61,510        --
        Stock issued for services.............       21,750        --          21,750        --
        Payment of organization costs ........         --          --            --        (8,657)
        (Increase) decrease in:
           Inventory .........................       (2,127)       --          (1,269)       --
           Prepaid expense ...................        8,333     (12,750)       30,993     (11,825)
           Deposits ..........................       (8,683)       --         (26,583)     14,009
        Increase (decrease) in:
           Accounts payable ..................     (132,167)      4,734      (257,281)     16,399
           Accrued expenses ..................       29,440      (7,235)       63,482       1,210
                                                -----------   ---------   -----------   ---------

Net Cash Used in Operating Activities: .......     (377,874)   (143,496)     (844,897)   (155,961)
                                                -----------   ---------   -----------   ---------

Cash Flows From Investing Activities:
  Payment of deferred development costs ......         --       (54,892)         --      (101,269)
  Purchase of property and  equipment ........   (1,867,265)       --      (2,264,076)    (13,495)
                                                -----------   ---------   -----------   ---------

Net Cash Used by Investing Activities: .......   (1,867,265)    (54,892)   (2,264,076)   (114,764)
                                                -----------   ---------   -----------   ---------

Cash Flows From Financing Activities:
  Issuance of convertible preferred stock ....    1,008,747        --       1,806,377        --
  Issuance of common stock ...................         --       300,000          --       700,000
  Proceeds from short-term notes payable .....      795,000        --       1,750,000        --
  Advances to (from) majority stockholder ....       43,825        --        (250,467)     14,000
                                                -----------   ---------   -----------   ---------

Net Cash Provided by Financing Activities ....    1,847,572     300,000     3,305,910     714,000
                                                -----------   ---------   -----------   ---------

Increase in Cash .............................     (397,567)    101,612       196,937     443,275
Cash at Beginning of Period ..................      827,105     376,635       232,601      34,972
                                                -----------   ---------   -----------   ---------

Cash at End of Period ........................  $   429,538   $ 478,247   $   429,538   $ 478,247
                                                ===========   =========   ===========   =========





                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)



                                             For the Three Months     For the Six Months
                                                 Ended June 30,           Ended June 30,
                                              1998          1997        1998        1997
                                          -----------   -----------  -----------  ----------
Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period .......  $    (4,459)  $      --    $      --    $      --
    Income taxes paid for the period ...  $     1,271   $      --    $     3,871  $      --

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
    Intangible Assets
      acquired with issuance of
      common stock .....................  $      --     $      --    $      --    $   149,837
    Leasehold Improvements
      acquired with issuance of
      common stock .....................  $     9,081   $      --    $     9,081  $   149,837
    Organization costs acquired
      with issuance of common
      Stock ............................  $      --     $      --    $      --    $       200





















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


4.  Subsequent Events

     On July 31, 1998, the Company sold convertible debentures of $450,000 due July 2001. The debenture is collateralized by substantiall all of the assets of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES


     The Company has generated minimal revenues from product sales. Revenues are not yet sufficient to support the Company's operating expenses, however, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities and has borrowed approximately $2,000,000 from unrelated entities as of March 31, 1998. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.



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


     On April 27, 1998 and on June 12, 1998, the Company issued 19,000 shares and 1,500 shares, respectively, of the Company's unregistered common stock under
Section 4(2) of the Securities Act of 1933. The shares were exchanged for legal services and architectural services valued at the closing price of the stock on April 27, 1998 and June 12, 1998, respectively.



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