Form 10QSB
period 1998-09-30
EAT AT JOES LTD
filed 1998-11-13
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB



(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:        September 30, 1998
                                            -----------------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 1998 13,046,742

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                  September 30,     December 31,
                                                      1998              1997
                                                  -----------       -----------
ASSETS:
Current Assets:
 Cash and Cash Equivalents .................      $   494,374       $   232,601
 Inventory .................................           88,246             7,488
 Other .....................................          104,045               400
 Prepaid Expense ...........................            8,333            30,993
 Deposits ..................................           43,551            12,701
                                                  -----------       -----------

    Total Current Assets ...................          738,549           284,183
                                                  -----------       -----------

Property and Equipment:
 Equipment .................................        1,349,268           279,667
 Office Furniture ..........................            9,426             1,000
 Leasehold Improvements ....................        4,252,115         1,527,099
                                                  -----------       -----------
                                                    5,610,809         1,807,766
 Less Accumulated Depreciation .............         (141,110)          (11,546)
                                                  -----------       -----------

                                                    5,469,699         1,796,220
                                                  -----------       -----------

Other Assets:
 Intangible and Other Assets, Net ..........          138,588           234,569
                                                  -----------       -----------

    Total Assets ...........................      $ 6,346,836       $ 2,314,972
                                                  ===========       ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                    (Unaudited)
                                                    September 30,   December 31,
                                                         1998          1997
                                                     -----------   ------------
LIABILITIES:
Current Liabilities:
 Accounts Payable and Accrued Liabilities ........   $   441,263    $   474,795
 Short-Term Notes Payable ........................     2,124,940        264,940
 Shareholder Loans ...............................       452,455        702,922
                                                     -----------    -----------

     Total Current Liabilities ...................     3,018,658      1,442,657
                                                     -----------    -----------

Convertible Debenture, net of issue costs ........     1,343,449           --
                                                     -----------    -----------

    Total Liabilities ............................     4,362,107      1,442,657
                                                     -----------    -----------

Stockholders' Equity:
 Preferred Stock - $.0001 par value,
    10,000,000 shares authorized; Series A
    Convertible, 51 issued and outstanding
    September 30, 1998, Series B Convertible,
    38 shares issued and outstanding, Series
    C Convertible, 14 shares issued and
    outstanding, Series D Convertible, 20
    shares issued and outstanding September
    30, 1998, none issued and outstanding
    December 31, 1997  ...........................          --             --
 Common Stock - $.0001 par value, 50,000,000
    shares authorized, 13,046,742 issued and
    outstanding ..................................         1,305          1,273
 Additional Paid-In Capital ......................     5,026,307      2,244,299
 Retained Deficit ................................    (3,042,883)    (1,373,257)
                                                     -----------    -----------

    Total Stockholders' Equity ...................     1,984,729        872,315
                                                     -----------    -----------

    Total Liabilities and Stockholders' Equity ...   $ 6,346,836    $ 2,314,972
                                                     ===========    ===========









   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          For the Three Months             For the Nine Months
                                           Ended September 30,             Ended September 30,
                                           1998           1997            1998             1997
                                      ------------    ------------    ------------    -------------
Revenues ..........................   $    817,129    $       --      $  1,280,873    $       --
Cost of Revenues ..................        534,769            --           865,871            --
                                      ------------    ------------    ------------    ------------
Gross Margin ......................        282,360            --           415,002            --

Expenses
   General and Administrative .....        330,218         217,208       1,186,487         386,237
                                      ------------    ------------    ------------    ------------
Net loss from Continuing Operations        (47,858)       (217,208)       (771,485)       (386,237)

   Other Income (Expense) Net .....        (78,235)          1,075         (92,107)          3,007
                                      ------------    ------------    ------------    ------------

Net Loss Before Income Taxes ......       (126,093)       (216,133)       (863,592)       (383,230)
Income Tax Expense (Benefit) ......           --              --              --              --
                                      ------------    ------------    ------------    ------------

Net Loss Before Cumulative effects
of Accounting Change ..............       (126,093)       (216,133)       (863,592)       (383,230)

Cumulative effect of Accounting
Change on Years Prior to
1998, Net of Taxes ................           --              --           (84,732)           --

Net Loss ..........................       (126,093)       (216,133)       (948,324)       (383,230)
                                      ------------    ------------    ------------    ------------


Less: Preferred Dividends .........       (129,647)           --          (721,302)           --
                                      ------------    ------------    ------------    ------------
Net Loss To Common Stockholders ...   $   (255,740)   $   (216,133)   $ (1,669,626)   $   (383,230)
                                      ============    ============    ============    ============

Net Loss Per Common Share Before
Cumulative effects of Accounting
Change ............................          (0.02)          (0.01)          (0.12)          (0.02)
Cumulative effect of Accounting
Change ............................           --              --             (0.01)           --
                                      ------------    ------------    ------------    ------------

Net Loss Per Common Share- Basic
and Diluted .......................   $      (0.02)   $      (0.01)   $      (0.13)   $      (0.02)
                                      ============    ============    ============    ============

Weighted Average Number of
Common Shares .....................     12,823,854      12,478,428      12,766,448      10,475,680
                                      ============    ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        For the Three Months         For the Nine Months
                                                        Ended September 30,          Ended September 30,
                                                        1998          1997           1998           1997
                                                   ------------   ------------   ------------  -------------
Cash Flows from Operating Activities:
     Net loss for the period before cumulative
     effects of accounting change ..............   $  (126,093)   $  (216,133)   $  (863,592)   $  (383,230)
Adjustments to Reconcile net loss to net cash

     provided by operating activities
        Depreciation and amortization ..........        79,304           --          140,814           --
        Stock issued for services ..............        65,275           --           87,025           --
        Payment of organization costs ..........          --             --             --           (8,657)
        (Increase) decrease in:
           Inventory ...........................       (79,489)          --          (80,758)          --
           Prepaid expense .....................        (8,333)          --           22,660        (11,825)
           Deposits ............................        (4,267)          --          (30,850)        14,009
           Other ...............................      (103,645)       (30,000)      (103,645)       (30,000)
        Increase (decrease) in:
           Accounts payable and accrued expenses       160,267           --          (33,532)        17,609
                                                   -----------    -----------    -----------    -----------

Net Cash Used in Operating Activities: .........       (16,981)      (246,133)      (861,878)      (402,094)
                                                   -----------    -----------    -----------    -----------

Cash Flows From Investing Activities:
  Purchase of property and  equipment ..........    (1,511,092)      (531,482)    (3,775,168)      (646,246)
                                                   -----------    -----------    -----------    -----------

Net Cash Used by Investing Activities: .........    (1,511,092)      (531,482)    (3,775,168)      (646,246)
                                                   -----------    -----------    -----------    -----------

Cash Flows From Financing Activities:
  Issuance of convertible preferred stock ......       589,460           --        2,395,837           --
  Purchase of convertible preferred stock ......      (450,000)          --         (450,000)          --
  Issuance of common stock .....................          --          149,965           --          700,000
  Proceeds from short-term notes payable .......       110,000           --        1,860,000        149,965
  Proceeds from convertible debenture ..........     1,343,449           --        1,343,449           --
  Advances to majority stockholder .............          --             --         (364,292)          --
  Advances from majority stockholder ...........          --          176,800        113,825        190,800
                                                   -----------    -----------    -----------    -----------

Net Cash Provided by Financing Activities ......     1,592,909        326,765      4,898,819      1,040,765
                                                   -----------    -----------    -----------    -----------

Increase in Cash ...............................        64,836        450,850        261,773         (7,575)
Cash at Beginning of Period ....................       429,538        478,247        232,601         34,972
                                                   -----------    -----------    -----------    -----------

Cash at End of Period ..........................   $   494,374    $    27,397    $   494,374    $    27,397
                                                   ===========    ===========    ===========    ===========


                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)



                                          For the Three Months        For the Nine Months
                                          Ended September 30,         Ended September 30,
                                          1998         1997           1998       1997
                                       ---------  -------------    ---------  ---------
Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period ...   $   --     $         --     $   --     $   --
    Income taxes paid for the period   $   --     $         --     $   --     $   --

Supplemental Disclosure of
  Non-cash Investing and
  Financing Activities
   Leasehold Improvements
      acquired with issuance of
      common stock .................   $ 18,794   $         --     $ 27,875   $149,837
    Organization costs acquired
      with issuance of common
      Stock ........................   $   --     $         --     $   --     $    200


















   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED September 30, 1998
                                   (Unaudited)


1.  Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2. Earnings (Loss) Per Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The application of SFAS No. 128 had no effect of the earnings per share for the nine months ended September 30, 1996 as previously reported.

     The effect of outstanding common stock equivalents, including warrants and convertible debentures are antidilutive for the three and nine months ended September 30, 1998 and 1997 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                         For the Three Months           For the Nine Months
                                         Ended September 30,            Ended September 30,
                                        1998            1997            1998          1997
                                     -----------    ------------   ------------   ------------
NUMERATOR
Net Loss Before Cumulative effects
   of Accounting Change ..........      (126,093)      (216,133)      (863,592)      (383,230)
Less: Preferred Dividends ........      (129,647)          --         (721,302)          --
Cumulative effect of Accounting
   Change on Years Prior to 1998,
   Net of Taxes ..................          --             --          (84,732)          --
                                     -----------    -----------    -----------    -----------

Net Loss To Common Stockholders ..   $  (255,740)   $  (216,133)   $(1,669,626)   $  (383,230)
                                     ===========    ===========    ===========    ===========


DENOMINATOR
Weighted Average Number of
Common Shares ...................     12,823,854      12,478,428    12,766,448     10,475,680
                                     ===========    ============   ============   ===========


3.  Adoption of New Accounting Principle

     During 1998, the Company changed its method of accounting for costs of start up activities to conform with new requirements of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The effect of this change was to increase net loss for the nine months ended September 30, 1998 by $84,732 ($0.01 per share). Financial Statements for 1997 have not been restated in accordance with the provisions of SOP 98-5.

4.  Convertible Preferred Stock

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

     In September, 1998, the Company sold 14 shares of its Series C Convertible Preferred Stock The Company received proceeds of approximately $239,000 from the sale of the securities. As of the date of this prospectus the shares are convertible and warrants (issued in connection with the offering) into 395,733 shares of Common Stock of the Company.

     In September, 1998, the Company sold 20 shares of its Series D Convertible Preferred Stock to an accredited investors pursuant to an exemption from registration under the Section 4(2) and/or Regulation D. The Company received proceeds of approximately $350,000 from the sale of the securities. As of the date of this prospectus the shares are convertible and warrants (issued in connection with the issuance of the shares) into 539,000 shares of Common Stock of the Company.

     The shares were issued pursuant to a private placement under the Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

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

5.  Convertible Debenture

     On July 31, and September 2, 1998, the Company sold its 3 year maturity, 8% convertible debenture in the aggregate principal amount of $1,500,000 to an accredited investor pursuant to an exemption from registration under Section
4(2) and/or Regulation D. The Company retained proceeds of approximately $933,000 from the sale of the securities and $450,000 was applied to the repurchase of 19 shares of Series B Convertible Preferred Stock sold to an investor on May 21, 1998. As of the date of this prospectus, the debentures are convertible and warrants (issued in connection with the offering) exercisable into 2,064,000 shares of Common Stock of the Company.


6.  Warrants

     In connection with the private placement by J.P. Carey Securities, Inc. ("Carey") of 51 shares of the Company's Series A Convertible Preferred Stock on March 20, 1998, Carey received warrants to purchase 102,000 shares of the Company's Common Stock, subject to adjustment. The warrants are exercisable at $1.49 per share and expire on March 20, 2003.

     In connection with the private placements by Carey of 64 shares of the Company's Series B Convertible Preferred Stock in May, 1998, Carey received warrants to purchase 28,000 shares of the Company's Common Stock, and its designees, 126,000 warrants, subject to adjustment The warrants are exercisable at $1.79 per share; 120,000 warrants expire on May 5, 2003 and 34,000 on

May  22,  2003.  19  shares  of  Series  B  Convertible   Preferred  Stock  were
subsequently redeemed and 19,000 Warrants expiring On May 22, 2003 will be canceled.

     In connection with the private placements by Sovereign Capital Advisers ("Sovereign") of 14 shares of the Company's Series C Convertible Preferred Stock in September, 1998, Sovereign received warrants to purchase 19,600 shares of the Company's Common Stock, and its designees, 2,800 warrants, subject to adjustment. 16,000 of the warrants are exercisable at $1.15 per share and 6,400 at $1.01. The warrants expire 5 years after their issuance.

     In connection with the private placement by Sovereign of 20 shares of the Company's Series D Convertible Preferred Stock in September, 1998, Excalibur Limited Partnership received warrants to purchase 40,000 shares and Sovereign's designee warrants to purchase 4,000 shares of the Company's Common Stock subject to adjustment. 40,000 warrants are exercisable at $1.45 per share and 4,000 at $1.65 per share. The Warrants expire 5 years after their issuance.

     In connection with the private placements by Sovereign of $1,500,000 principal amount of the Company's convertible debentures on July 31 and September 2, 1998, Sovereign received warrants to purchase 56,000 shares of the Company's Common Stock, and its designees_8,000_warrants, subject to adjustment. 36,000 warrants are exercisable at $1.38 per share and 28,000 warrants are exercisable at $1.05 per share. The warrants expire 5 years after their issuance.

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

     The Company has agreed to "piggy-back" registration rights for the securities underlying the Warrants at the Company's expense during the during the five years following the issuance of the Warrants. In addition, at any time commencing 90 days after the issuance of the warrants, the Company has agreed to register the securities underlying the Warrants at the Company's expense upon notice from the holders.

     Wall Street Management Group, Inc. holds 5 year options to acquire 61,350 restricted shares of the Company's Common Stock at a price of $1.63 per share. See "Certain Transactions."

     In connection with a Regulation D 504 offering completed in November, 1996, the Company sold 6,000,000 shares of Common Stock and Warrants to purchase an additional 2,000,000 shares at $1.00 per share. As of the date of this Prospectus 1,100,000 Warrants remain unexercised.

7.  Certain Transactions

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

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. From December 12, 1995 to November 1997 the Company was a development stage company and had not begun principal operations. During November and December 1997 two restaurants were opened, during May 1998 two additional restaurants were opened, and during third quarter 1998 four additional restaurants were opened and began operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated minimal revenues from product sales. Revenues are not yet sufficient to support the Company's operating expenses, however, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities and has borrowed approximately
$2,100,000 from unrelated entities as of September 30, 1998. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

Item 2.  Changes in Securities

     In November 1996, the Company raised $60,000 through the issuance 600,000 shares of its Common Stock and warrants to acquire 2,000,000 shares at an excise price of $1.00 per share. The offering was exempt from registration pursuant to Regulation D Section 504. In 1997, 900,000 warrants were exercised against payment of $900,000.

     In January, 1997 the shareholders of the Company adopted an agreement whereby 5,505,000 shares of the Company's Common Stock was exchanged for a 100% interest in E.A.J. Holding Corporation, Inc. Messrs. Joseph Fiore and Andrew Cosenza, Jr., the Company's Chairman and President, were the owners of all the outstanding shares of E.A.J. Holding Corporation, Inc. The Company issued its shares upon an exemption from registration under Section 4(2) of the Securities Act.

     In March, 1998, the Company sold 51 shares of its Series A Convertible Preferred Stock to a total of 8 accredited investors pursuant to an exemption from registration under the Section 4(2) and/or Regulation D or as an alternative, Regulation S of the Act. The Company received proceeds of approximately $797,000 from the sale of the securities. As of the date of this prospectus the shares are convertible and warrants (issued in connection with the offering) exercisable into 1,700,725 shares of Common Stock of the Company.

     On May 5 1998, the Company sold 30 shares of its Series B Convertible Preferred Stock to a total of 3 accredited investors pursuant to an exemption from registration under the Section 4(2) and/or Regulation D. The Company received proceeds of approximately $484,,000 from the sale of the securities. As of the date of this prospectus the shares are convertible and warrants (issued in connection with the offering) exercisable into 990,064 shares of Common Stock of the Company.

     On May 21, 1998, the Company sold 34 shares of its Series B Convertible Preferred Stock to a total of 2 accredited investors pursuant to an exemption from registration under the Section 4(2) and/or Regulation D. The Company received proceeds of approximately $549,,000 from the sale of the securities. As of the date of this prospectus the shares are convertible and warrants (issued in connection with the offering) excersisable into 433,916 shares of Common Stock of the Company.

     In September, 1998, the Company sold 14 shares of its Series C Convertible Preferred Stock to 2 accredited investors pursuant to an exemption from registration under the Section 4(2)
and/or Regulation D. The Company received proceeds of approximately $239,000 from the sale of the securities. As of the date of this prospectus the shares are convertible and warrants (issued in connection with the offering) into 395,733 shares of Common Stock of the Company.

     On July 31, and September 2, 1998, the Company sold its 8% convertible debenture in the aggregate principal amount of $1,500,000 to an accredited investor pursuant to an exemption from registration under Section 4(2) and/or Regulation D. The Company retained proceeds of approximately $933,000 from the sale of the securities and $450,000 was applied to the repurchase of 19 shares of Series B Convertible Preferred Stock sold to an investor on May 21, 1998. As of the date of this prospectus, the debentures are convertible and warrants (issued in connection with the offering) exercisable into 2,064,000 shares of Common Stock of the Company.

     In September, 1998, the Company sold 20 shares of its Series D Convertible Preferred Stock to an accredited investors pursuant to an exemption from registration under the Section 4(2) and/or Regulation D. The Company received proceeds of approximately $350,000 from the sale of the securities. As of the date of this prospectus the shares are convertible and warrants (issued in connection with the issuance of the shares) into 539,000 shares of Common Stock of the Company.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:    November 13, 1998       By:  /s/ Joseph Fiore
       ---------------------         -------------------
                                     Joseph Fiore
                                     C.E.O., Chairman, Secretary, Director
                                    (Principal financial and Accounting Officer)