Form 10KSB
period 1998-12-31
EAT AT JOES LTD
filed 1999-04-01
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1998

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from                To
                                         ----------------  ----------------


                         Commission file number      33-20111
                                                -------------------

                                Eat at Joe's Ltd.
                 (Name of small business issuer in its charter)

         Delaware                                             75-2636283
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                              Identification No.)

           670 White Plains Road, Suite 120, Scarsdale, New York 10583
               (Address of principal executive offices)       (Zip code)


Issuer's telephone number                      (914) 725-2700

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:


                         Common Stock Par Value $0.0001
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 20
                                                          Exhibit Index Page: 18

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $2,519,255

     As of March 1, 1999, there were 16,776,769 shares of the Registrant's common stock, par value $0.0001, issued and outstanding and 1,186,400 warrants and 61,350 options to purchase common stock at $0.50 to $1.79 per share. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $10,103,747 computed at the average bid and asked price as of March 1, 1999.


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

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page

PART I

Item 1.  Description of Business...............................................4

Item 2.  Description of Property...............................................7

Item 3.  Legal Proceedings.....................................................8

Item 4.  Submission of Matters to a Vote of Security Holders...................9


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..............9

Item 6.  Management's Discussion and Analysis or Plan of Operations...........11

Item 7.  Financial Statements.................................................13

Item 8.  Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure........................................14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........14

Item 10. Executive Compensation...............................................16

Item 11. Security Ownership of Certain Beneficial Owners and Management.......17

Item 12. Certain Relationships and Related Transactions.......................17

Item 13. Exhibits and Reports on Form 8-K.....................................18

                                     PART I


                         ITEM 1 DESCRIPTION OF BUSINESS



General

     The business of Eat at Joe's, Ltd. ( the "Company") is to develop, own and operate theme restaurants called "Eat at Joe's (R)." The theme for the restaurants is an "American Diner" atmosphere where families can eat wholesome, home-cooked food in a safe friendly atmosphere. Eat at Joe's, the classic American grill, is a restaurant concept that takes you back to eating in the era when favorite old rockers were playing on chrome-spangled jukeboxes and neon signs reflected on shiny tabletops of the 1950's.

     The Company presently owns and operates eight theme restaurants: four restaurants located in Philadelphia, Pennsylvania; one each in Cherry Hill, Moorestown and Vorhees, New Jersey and one in Baltimore, Maryland. The Company is planning to open at least three additional restaurants during 1999. All restaurants will be located in high traffic locations. The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

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

     From March 1, 1990 to January 1 , 1997, the Company did not engaged in any business activities.

     On January 1 , 1997, the Shareholders adopted a plan or reorganization and merger between the Company and E. A. J. Holding Corp. Inc. ("Hold") to be effective on or before January 31, 1997. Under the plan, the Company acquired all the issued and outstanding shares of "Hold", a Delaware corporation making "Hold" a wholly owned subsidiary of the Company for 5,505,000 common shares of the Company.

     The Company through its wholly owned subsidiary, Hold, has ten wholly owned subsidiaries:

     -      E.A.J. PHL Airport, Inc. a Pennsylvania corporation,
     -      Eat At Joe's U. of P., Inc. a Pennsylvania corporation,
     -      E.A.J. Cherry Hill, Inc., a New Jersey corporation,
     -      Eat At Joe's Harborplace, Inc., a Maryland corporation,
     -      Eat At Joe's Neshaminy, Inc. a Pennsylvania corporation,
     -      Eat At Joe's Plymouth, Inc., a Pennsylvania corporation,
     -      E.A.J. Echelon Mall, Inc., a New Jersey corporation,
     -      E.A.J. Gallery, Inc., a Pennsylvania corporation,
     -      E.A.J. Moorestown, Inc., a New Jersey corporation,
     -      E.A.J. Shoppingtown, Inc., a New York corporation,
     -      Eat at Joe's U of P 40th Street, Inc., a Pennsylvania corporation,
     -      Eat at Joe's Owings Mills, Inc., a Maryland corporation..

     Each of the subsidiaries will operate a single restaurant. Two restaurants, E.A.J. Cherry Hill and Eat At Joe's U. of P. were opened November and December 1997, two additional restaurants, E.A.J. Echelon Mall and E.A.J. PHL Airport were opened May 1998, Eat at Joe's U of P 40th Street opened July 1998, E.A.J. Gallery opened August 1998, Eat At Joe's Harborplace opened September 1998, and E.A.J. Moorestown opened October 1998.

     The principal executive offices of the Company are located at 670 White Plains Road, Suite 118, Scarsdale, NY 10583. The Company also has an office in Cherry Hill, New Jersey, where the restaurant operations are managed.

OPERATING LOSSES

     The Company has incurred net losses of approximately $1,081,000 and $299,000 for the fiscal years ended December 31, 1998 and December 31, 1997, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

     The Company was not in full operations during 1998 and thus, the revenues generated are not representative of those that will be generated once all units are operating. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 1999. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

EMPLOYEES

     As of March 25, 1999, the Company had approximately 160 employees, none of whom is represented by a labor union.


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

     The Company's wholly-owned subsidiary, E.A.J. Moorestown, Inc. leases approximately 3,683 square feet in the Moorestown Mall, Moorestown, New Jersey pursuant to a shopping center lease dated July 1, 1997. The Company pays $6,250 per month rent under the lease which expires June 30, 2012.

     The Company's wholly-owned subsidiary Eat At Joe's U. of P., Inc. leases approximately 456 square feet in the Shoppes at Penn, Philadelphia, Pennsylvania pursuant to a prime lease dated October 30, 1997. Eat at Joe's U. of P. pays $1,710 per month rent under the lease which expires December 31, 2008.

     The Company's wholly-owned subsidiary E.A.J. Echelon Mall, Inc. leases approximately 470 square feet in the Echelon Mall, Vorhees, New Jersey pursuant to a shopping center lease dated February 3, 1998. E.A.J. Echelon Mall pays $1,950 per month rent under the lease which expires January 2006.

     The Company's wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997. E.A.J. PHL Airport pays $7,100 per month rent under the lease which expires April 2007.

     The Company's wholly-owned subsidiary Eat at Joe's U of P 40th Street, Inc. leases approximately 4,000 square feet in the Eat at Joe's University City Diner, Philadelphia, Pennsylvania pursuant to a lease dated April 21, 1998. Eat at Joe's U of P 40th Street pays $6,667 per month rent under the lease which expires December 2008.

     The Company's wholly-owned subsidiary Eat at Joe's Harborplace, Inc. leases approximately 2,530 square feet in the Gallery at Harbor Place, Baltimore, Maryland pursuant to a lease dated November 6, 1997. Eat at Joe's Harborplace pays $8,333 per month rent under the lease which expires March 2008.

     The Company's wholly-owned subsidiary Eat at Joe's Neshaminy, Inc. leases approximately 4,500 square feet in the Neshaminy Mall, Bensalom, Pennsylvania pursuant to a lease dated December 23, 1997. Eat at Joe's Neshaminy pays $7,500 per month rent under the lease which expires July 2013.

     The Company's wholly-owned subsidiary Eat at Joe's Plymouth, Inc. leases approximately 4,540 square feet in the Plymouth Meeting Mall, Plymouth Meeting, Pennsylvania pursuant to a lease dated October 29, 1997. Eat at Joe's Plymouth pays $12,500 per month rent under the lease which expires March 2008.

     The Company's wholly-owned subsidiary E.A.J. Holding Corp, Inc. leases approximately 3,020 square feet in the Danbury Fair Mall, Danbury, Conneticut pursuant to a lease dated May 5, 1997. Eat at Joe's Owings Mills pays $11,080 per month rent under the lease which expires December 2013.



                            ITEM 3 LEGAL PROCEEDINGS

     The Company is not engaged in any legal proceedings other than the ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations.



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



     No matters were subject to a vote of security holders during the year 1998.


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


                                   1997:     High       Low
                         First Quarter    $   5.63   $   4.00
                         Second Quarter   $   4.50   $   2.00
                         Third Quarter    $   3.50   $   1.50
                         Fourth Quarter   $   2.75   $   0.82

                                   1998:
                         First Quarter    $   2.04   $   1.06
                         Second Quarter   $   3.38   $   1.40
                         Third Quarter    $   1.78   $   0.72
                         Fourth Quarter   $   1.21   $   0.41

DIVIDENDS

     The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

     The number of shareholders of record of the Company's Common Stock as of March 1, 1999 was approximately 432.

RECENT SALES OF UNREGISTERED SECURITIES

     In November 1996, the Company raised $60,000 through the issuance 600,000 shares of its Common Stock and warrants to acquire 2,000,000 shares at an excise price of $1.00 per share. The offering was exempt from registration pursuant to Regulation D Section 504. In 1997, 900,000 warrants were exercised against payment of $900,000. During 1998, 40,000 warrants were exercised against a payment of $40,000.

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

     On May 21, 1998, the Company sold 34 shares of its Series B Convertible Preferred Stock to a total of 2 accredited investors pursuant to an exemption from registration under the Section 4(2) and/or Regulation D. The Company received proceeds of approximately $549,000 from the sale of the securities. As of the date of this prospectus the shares are convertible and warrants (issued in connection with the offering) exercisable into 433,916 shares of Common Stock of the Company. During September 1998 the company repurchased 19 shares for $450,000.

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

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. From December 12, 1995 to November 1997 the Company was a development stage company and had not begun principal operations. During November and December, 1997 two restaurants were opened and began operations. Accordingly, comparisons with prior periods are not meaningful.

Total Revenues - For the years ended December 31, 1998 and 1997, the Company had total sales of approximately $2,519,000 and $85,000 respectively.

Costs and Expenses - For the years ended December 31, 1998 and 1997, the Company had a net loss of approximately $1,081,000 and $299,000 respectively. The net loss for 1998 and 1997 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations supported by revenues from operating units two of which were open for business during November and December 1997, two of which were opened during May 1998, three were opened during the third quarter 1998 (1 per month), and one was opened during October 1998. Given the limited operations which took place in 1997, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has met its capital requirements through the sale of its Common Stock and borrowings. In 1997, $900,000 was raised through the exercise of 900,000 warrants. The warrants are exercisable at $1 per share and expired in November 1998. Also, the Company has borrowed $995,000 including $690,000 from Messrs. Fiore and Cosenza. The net proceeds to the Company were used for additional unit development and working capital.

     For the year 1997 the Company provided $138,000 in cash flow for operating activities and during the year 1998, the Company used $599,000 in cash flow for operating activities.

     Since the Company's re-activation in January, 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units. During 1998 and 1997 the company paid approximately $4,628,000 and $1,795,000, respectively for property and equipment..

     During 1998, the Company has raised approximately $3,539,000 (net of issuance costs) through the sale of preferred stock and debentures, both of which are convertible into Common Stock of the Company. Also, the Company has borrowed $2,509,000 including $114,000 from Mr. Fiore. As of December 31, 1998, $452,000 remained due to Mr. Fiore. The net proceeds to the Company were used for additional unit development and working capital.

     After the completion of these expansion plans, the Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

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

Year 2000 Compliance - The Company utilizes software and related technologies which have been programmed to recognize and properly process data fields containing a two digit year and commonly referred to as the Year 2000 Compliance issue. Management has concluded that a material effect on the Company's financial condition is not reasonably likely to occur as a result of Year 2000 issues. While the Company has little communication with the systems of its vendors and suppliers, it cannot measure the impact that the Year 2000 issue will have on such parties with which it conducts business.



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


                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT




Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's Name       Age      Office                             Term Expires

Joseph Fiore           38      Chief Executive officer,            Next
                               Chairman of the Board of            Annual
                               Directors/Secretary                 Meeting

James Mylock, Jr.      32      Director                            Next
                                                                   Annual
                                                                   Meeting

Andrew Cosenza, Jr.    30      Director, Vice Chairman             Next
                                                                   Annual
                                                                   Meeting

Tim Matula             38      Director                            Next
                                                                   Annual
                                                                   Meeting

Gino Naldini           47      President and Chief Operating       Next
                               Officer                             Annual

                                                                   Meeting

Gary Usling            39      Chief Financial Officer             Next
                                                                   Annual
                                                                   Meeting

     Joseph Fiore has been Chairman and Chief Executive Officer since October, 1996. In 1982, Mr. Fiore formed East Coast Equipment and Supply Co., Inc., a restaurant supply company that he still owns. Between 1982 and 1993, Mr. Fiore established 9 restaurants (2 owned and 7 franchised) which featured a 1959's theme restaurant concept offering a traditional American menu.

     James Mylock, Jr. has worked with Joseph Fiore in marketing and business development since graduating from the State University of New York at Buffalo in 1990.

     Andrew Cosenza, Jr. was formerly the President and Chief Operating Officer since October, 1996. Since 1990 he has been the owner of Cozco Management Corp., an operator of 35 mall food court restaurants in the Philadelphia area.

     Tim Matula joined Shearson Lehman Brothers as a financial consultant in 1992. In 1994 he joined Prudential Securities and when he left Prudential in 1997, he was Associate Vice President, Investments, Quantum Portfolio Manager.

     Gino Naldini became President and Chief Operating Officer of the Company in December, 1998. From 1967 through 1998, Mr. Naldini held various senior executive positions with Toronto-based CARA Operations, operator or more than 400 restaurants. The restaurants operated by CARA include Swiss Chalet, operator of chicken rotisserie restaurants and Harvey's, Canada's second largest hamburger chain. Mr. Naldini's last held position with CARA was that of Senior Director of Operations.

     Mr. Usling has been Chief Financial Officer since January, 1999.From 1993 to 1998, he was employed with Penreal Capital Management, Inc. and his last held position as a Vice President. Peneral is a pension/real estate fund management company. From 1989 to 1993 he was Vice President of Acquisitions and Development for Co-operators Development Corporation, a real estate and insurance firm. From 1984 to 1989 was employed by The Canada Life Assurance Company as an accountant.

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

Employment Agreements

     Effective January 1, 1997, the Company entered into an employment Agreement with Joseph Fiore (the "Fiore Employment Agreement") under which Joseph Fiore serves as chairman of the board and chief executive officer of the Company. Pursuant to the Fiore Employment Agreement, Mr. Fiore was to be paid $50,000 in 1997. He deferred $50,000 of his salary for the year 1997. Mr. Fiore will be paid a salary of $75,000 in 1998. In addition, Mr. Fiore will receive family health insurance coverage until age 70 and life insurance coverage until age 70 with a death benefit of $1,000,000 and the use of an automobile, with all expenses associated with the maintenance and operation of the automobile paid by the Corporation. Mr. Fiore deferred these benefits until after 1997.

     Effective January 1, 1997, the Company entered into an employment agreement with Andrew A. Cosenza, Jr. (The"Cosenza Employment Agreement") under which Andrew A. Cosenza, Jr. serves as president and chief operating office of the Company as well as serve as a member of the Corporation's board of directors. Pursuant to the Cosenza Employment Agreement, Mr. Cosenza was paid $12,500. He deferred $37,500 of his salary for the year 1997. Mr. Cosenza will be paid a salary of $75,000 in 1998. In addition, Mr. Cosenza will receive the use of an automobile, with all expenses associated with the maintenance and operation of the automobile paid by the Corporation, family health insurance coverage to age 70 and life insurance coverage until age 70 with a death benefit of $1,000,000.

Mr. Cosenza deferred some of these benefits until after 1997 but did receive the use of the automobile for part of the year at a cost to the Company of approximately $16,000 .



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT




Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 16,776,769 shares of issued and outstanding Common Stock of the Company as of March 1, 1999 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                      # of
Name and Address            Nature of                 Shares
of Beneficial Owners        Ownership                 Owned              Percent
Directors

Joseph Fiore               Common Stock              2,879,384             17%
Andrew Cosenza, Jr.        Common Stock              2,591,000             15%

All Executive Officers     Common Stock              5,550,384             33%
and Directors as a Group
  (3 persons)



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     The Company utilized office space that is shared with companies controlled by two officers of the Company. During 1998 and 1997 Cozco Management received $36,387 and $546,574 respectively, as reimbursement for rent, telephone, equipment, travel, automotive salaries and other shared expenses. During 1998 and 1997 the two officers and/or companies controlled by the two officers paid expenses and made advances to the Company totaling $113,825 and $690,422 respectively. During 1998 the Company repaid advances of $364,292. As of December 31, 1998, $452,455 in advances was due to Mr. Fiore.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



     (a)  The following documents are filed as part of this report.

1.   Financial Statements                                                   Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1

Consolidated Balance Sheets as of December 31, 1998, and 1997................F-2

Consolidated Statements of Operations for the years ended
     December 31, 1998, and 1997.............................................F-4

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 1998, and 1997.............................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, and 1997.............................................F-8

Notes to consolidated Financial Statements..................................F-10

2.   Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number   Title of Document


3.1     Articles of Incorporation(1)
3.2     By-laws(1)

4.1     Certificate of Designations-Series A Convertible Preferred Stock(1)
4.2     Certificate of Designations-Series B Convertible Preferred Stock(1)
4.3     Form of Warrant Agreement(1)
4.4     Certificate of Designations-Series C Convertible Preferred Stock(1)
4.5     Certificate of Designations-Series D Convertible Preferred Stock(1)
10.1    Consulting Agreement-Wall Street Group, Ltd.(1)
10.2    Indenture of Lease between University of Pennsylvania and Eat at Joe's
        U. of P., Inc.(1)
10.3 Lease Abstract between Cherry Hill Center, Inc.and Eat at Joe's Cherry Hill, Inc.(1)
10.4    Lease Abstract between Echelon Mall, Inc. and E.A.J. Eachelon Mall,
        Inc.(1)
10.5 Lease Information Form between E.A.J. PHL, Airport, Inc. and Marketplace Redwood Limited Partnership(1)
10.6 Lease Abstract between Eat at Joe's U. of P., Inc. and UCA Realty Group, Inc.(1)
10.7 Lease Abstract between Rouse Philadelphia, Inc. and Eat at Joe's Gallery, Inc.(1)
10.8 Lease Information Form between E.A.J. Enterprises, Inc. and First Fidelity Bank, N.A(1)
10.9 Lease Abstract between Eat at Joe's Harbor Place, Inc. and Baltimore Center, Inc.(1)
10.10   Lease Abstract between E.A.J. Shoppington, Inc. and Wilmorite, Inc.(1)
10.11 Lease Abstract between Eat at Joe's Neshaminy, Inc. and General Growth Properties, Inc.(1)
10.12 Lease Abstract between Eat at Joe's Plymouth Incorporate and Plymouth Meeting, Inc.(1)
10.13   Lease Abstract between E.A.J. Danbury, Inc. and Wilmorite, Inc.(1)
10.14   Registration of trade name for Eat at Joe's(1)
10.15   Registration Rights Agreement(1)
21      Subsidiaries of the Company(1)
23.1    Consent of Robison, Hill & Co.
27.1    Financial Data Schedule

(1) Incorporated by reference.



     (b)  No reports on Form 8-K were filed.

                                   SIGNATURES



     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                                 EAT AT JOE'S LTD.


Dated: March 31, 1999                     By  /S/     Joseph Fiore
                                          -----------------------------------
                                          Joseph Fiore,
                                          C.E.O., Chairman, Secretary, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 1999.

Signatures                                Title

/S/     Joseph Fiore
---------------------------------
Joseph Fiore                              C.E.O., Chairman, Secretary, Director
                                          (Principal Executive, Financial
                                          and Accounting Officer)

/S/     James Mylock, Jr.
---------------------------------
James Mylock, Jr.                         Director


/S/     Andrew Cosenza, Jr.
---------------------------------
Andew Cosenza, Jr.                        Director, Vice Chairman


/S/     Tim Matula
---------------------------------
Tim Matula                                Director


/S/     Gino Naldini
---------------------------------
Gino Naldini                              President, Chief Operating Officer and
                                          Director

/S/     Gary Usling
---------------------------------
Gary Usling                               Chief Financial Officer and Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Eat At Joe's Ltd.


We have audited the accompanying consolidated balance sheets of Eat At Joe's Ltd., and subsidiaries (a Delaware corporation) as of December 31, 1998, and
1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd., and subsidiaries as of December 31, 1998, and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                            Respectfully submitted,


                                            /s/ Robison, Hill & Co.
                                            -----------------------------
                                            Certified Public Accountants

Salt Lake City, Utah
March 25, 1999

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                       1998             1997
                                                   -----------      -----------
ASSETS
Current Assets:
Cash and cash equivalents ....................     $   133,957      $   232,601
Receivables ..................................          25,861             --
Inventory ....................................         184,115            7,488
Other ........................................          21,310              400
Prepaid expense ..............................           8,333           30,993
Deposits .....................................          41,046           12,701
                                                   -----------      -----------

     Total Current Assets ....................         414,622          284,183
                                                   -----------      -----------

Property and equipment:
Equipment ....................................       1,632,055          279,667
Office furniture .............................          76,255            1,000
Leasehold improvements .......................       4,767,308        1,527,099
                                                   -----------      -----------
                                                     6,475,618        1,807,766
Less accumulated depreciation ................        (303,316)         (11,546)
                                                   -----------      -----------

                                                     6,172,302        1,796,220
                                                   -----------      -----------

Other Assets:
Intangible and other assets net of
amortization of $13,400 and $2,150 for
1998 and 1997, respectively ..................         141,437          234,569
                                                   -----------      -----------

     Total Assets ............................     $ 6,728,361      $ 2,314,972
                                                   ===========      ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                   (Continued)



                                                        1998            1997
                                                    -----------     -----------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities .......    $   488,632     $   474,795
Short-term notes payable .......................        635,000         264,940
Shareholders loans .............................        452,455         702,922
                                                    -----------     -----------

     Total Current Liabilities .................      1,576,087       1,442,657
                                                    -----------     -----------

Convertible Debentures, Net of Issue Costs .....      1,343,449            --
                                                    -----------     -----------

     Total Liabilities .........................      2,919,536       1,442,657
                                                    -----------     -----------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value ............
  10,000,000 shares authorized; 113
  shares issued and outstanding ................           --              --
Common Stock - $0.0001 par value ...............
   50,000,000 shares Authorized ................
   16,440,755 and 12,733,805 issued
   and Outstanding, respectively ...............          1,644           1,273
Common Stock To Be Issued ......................            131            --
Additional paid-in capital .....................      7,213,400       2,244,299
Retained deficit ...............................     (3,406,350)     (1,373,257)
                                                    -----------     -----------

     Total Stockholders' Equity ................      3,808,825         872,315
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....    $ 6,728,361     $ 2,314,972
                                                    ===========     ===========











   The accompanying notes are an integral part of these financial statements.
                                     F - 3


                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997



                                                               1998            1997
                                                           ------------    ------------
Revenues ...............................................   $  2,519,255    $     84,781
Cost of Revenues .......................................        702,481          38,009
                                                           ------------    ------------
Gross Margin ...........................................      1,816,774          46,772

Expenses
   Labor and Related Expenses ..........................      1,168,225         106,346
   Rent ................................................        288,639          15,860
   Other General and Administrative ....................        890,131         205,588
                                                           ------------    ------------
Income (Loss) Before Depreciation and Amortization .....       (530,221)       (281,022)
   Depreciation and Amortization .......................        305,170          13,696
                                                           ------------    ------------

Net Loss from Continuing Operations ....................       (835,391)       (294,718)
                                                           ------------    ------------

Other Income (Expense)
   Interest income .....................................            576           3,759
   Interest expense ....................................       (158,525)         (7,311)
   Loss on sale of assets ..............................           --              (752)
                                                           ------------    ------------
Net Other Income (Expense) .............................       (157,949)         (4,304)
                                                           ------------    ------------

Net Loss Before Income Taxes ...........................       (993,340)       (299,022)
Income Tax Expense (Benefit) ...........................          2,725            --
                                                           ------------    ------------

Net Loss Before Cumulative Effects of Accounting Change        (996,065)       (299,022)

Cumulative Effect of Accounting Change on Years Prior to
1998, Net of Taxes
                                                                (84,732)           --

Net Loss ...............................................     (1,080,797)       (299,022)
                                                           ------------    ------------

Less: Preferred Dividends ..............................        952,296            --
                                                           ------------    ------------
Net Loss To Common Stockholders ........................   $ (2,033,093)   $   (299,022)
                                                           ============    ============

Basic Loss Per Common Share: ...........................   $      (0.16)   $      (0.02)
                                                           ============    ============

Weighted Average Number of Common Shares ...............     13,062,921      11,729,107
                                                           ============    ============

     The accompanying notes are an integral part of these financial statements.


                       EAT AT JOE'S LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998, AND 1997


                                                     Common Stock                                      Additional
                            Preferred Stock          To Be Issued                Common Stock            Paid-in       Retained
                           -----------------   ------------------------   --------------------------   -----------   ------------
                             Shares   Amount       Shares        Amount       Shares        Amount       Capital        Deficit
                           --------   ------   -----------   ----------   ------------   -----------   -----------   ------------

Balances at
December 31, 1996              --     $ --            --     $      --      11,833,805   $     1,183   $ 1,344,389    $(1,074,235)

March 1997, shares
issued on exercise
of warrants                    --       --            --            --         400,000            40       399,960           --

April 1997, shares
issued on  exercise
of warrants                    --       --            --            --         300,000            30       299,970           --

November 1997 shares
issued on exercise
of warrants                    --       --            --            --         200,000            20       199,980           --

Net loss for the year          --       --            --            --            --            --            --         (299,022)
                           --------   ------   -----------   -----------   -----------   -----------   -----------   ------------

Balance at
December 31, 1997              --       --            --            --      12,733,805         1,273     2,244,299     (1,373,257)

March 1998, Series A
Convertible Preferred
shares                           51     --            --            --            --            --         725,803           --

May 1998, Series B
Convertible Preferred
shares                           64     --            --            --            --            --         967,903           --

May 1998, Series B
Convertible Preferred
shares canceled                 (19)    --            --            --            --            --        (450,000)          --


                                                     Common Stock                                      Additional
                            Preferred Stock          To Be Issued                Common Stock            Paid-in       Retained
                           -----------------   ------------------------   --------------------------   -----------   ------------
                             Shares   Amount       Shares        Amount       Shares        Amount       Capital        Deficit
                           --------   ------   -----------   ----------   ------------   -----------   -----------   ------------

September 1998, Series C
Convertible Preferred
shares                           14     --            --            --            --            --         183,165           --

September 1998, Series B
Preferred shares
converted                        (7)    --            --            --         211,737            22           (22)          --

September 1998, Series D
Convertible Preferred
shares                           20     --            --            --            --            --         293,625           --

December 1998, Series B
Preferred shares
converted                        (5)    --            --            --         330,782            33           (33)          --

December 1998, Series A
Preferred shares
converted                        (5)    --            --            --         284,230            28           (28)          --

December 1998, shares
issued in cancellation
of short-term debt and
associated interest            --       --            --            --         500,000            50       269,629           --

December 1998, shares
issued in cancellation
of short-term debt and
associated interest            --       --       1,312,500           131     2,187,500           219     1,822,568           --



                                                     Common Stock                                      Additional
                            Preferred Stock          To Be Issued                Common Stock            Paid-in       Retained
                           -----------------   ------------------------   --------------------------   -----------   ------------
                             Shares   Amount       Shares        Amount       Shares        Amount       Capital        Deficit
                           --------   ------   -----------   ----------   ------------   -----------   -----------   ------------
January through
December 1998, shares
issued in exchange
for Leasehold                  --
Improvements                   --                     --            --            --          38,200             4         40,184

January through
December 1998, shares
issued in exchange
for Services                   --
                                        --            --            --            --         154,501            15        164,011

Preferred dividend
due to discounted
conversion rates               --       --            --            --            --            --         952,296       (952,296)

Net loss for the year          --       --            --            --            --            --            --       (1,080,797)
                           --------   ------   -----------   -----------   -----------   -----------   -----------   ------------


Balance at
December 31, 1998               113     --       1,312,500   $       131    16,440,755   $     1,644   $ 7,213,400    $(3,406,350)
                           ========   ======   ===========   ===========   ===========   ===========   ===========   ============









   The accompanying notes are an integral part of these financial statements.



                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997

                                                                1998           1997
                                                            -----------    -----------
Cash Flows From Operating Activities
   Net loss for the period ..............................   $(1,080,797)   $  (299,022)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Loss from sale of marketable securities ............          --              752
     Depreciation and Amortization ......................       305,170         13,696
     Cumulative Effect of Accounting Change .............        84,732           --
     Stock issued for services and expenses .............       246,623           --
     Payment of organization costs ......................          --          (78,124)
     Decrease (Increase) in Receivables .................       (25,861)        70,000
     Increase in inventory ..............................      (176,627)        (7,488)
     Increase in other assets ...........................       (20,910)          (400)
     Increase in prepaid expense ........................        22,660        (27,018)
     Decrease (increase) in deposits ....................       (28,345)        (1,710)
     Increase in accounts payable and accrued liabilities        (1,103)       467,560
                                                            -----------    -----------
Net Cash Provided by (Used in) Operating Activities .....      (674,458)       138,246
                                                            -----------    -----------

Cash Flows From Investing Activities
   Purchase of property and equipment ...................    (4,627,664)    (1,795,271)
   Purchase of intangible assets ........................        (5,000)          --
   Proceeds from sale of marketable securities ..........          --          143,248
   Purchase of marketable securities ....................          --         (144,000)
                                                            -----------    -----------
Net Cash Provided by Investing Activities ...............    (4,632,664)    (1,796,023)
                                                            -----------    -----------

Cash Flows From Financing Activities
   Issuance of common stock .............................          --          900,000
   Issuance of convertible preferred stock ..............     2,170,496           --
   Purchase of convertible preferred stock ..............      (450,000)          --
   Proceeds from convertible debenture ..................     1,343,449           --
   Advances from majority stockholders ..................       113,825        690,422
   Repayments of majority stockholders advances .........      (364,292)          --
   Proceeds from short-term notes payable ...............     2,395,000        264,940
                                                            -----------    -----------

Net Cash Provided by Financing Activities ...............     5,208,478      1,855,362
                                                            -----------    -----------

Increase (Decrease) in Cash .............................       (98,644)       197,585
Cash at beginning of period .............................       232,601         35,016
                                                            -----------    -----------

Cash at End of Period ...................................   $   133,957    $   232,601
                                                            ===========    ===========



                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997
                                   (Continued)



                                                                1998        1997
                                                          ----------    --------
Supplemental Disclosure of Interest and
 Income Taxes Paid
   Interest paid during the period ...................    $      295    $   --
                                                          ==========    ========

   Income taxes paid during the period ...............    $    4,225    $   --
                                                          ==========    ========

Supplemental Disclosure of Non-cash Investing and Financing Activities

   Leasehold Improvements Acquired with Issuance
     of Common Stock .................................    $   40,188    $   --
                                                          ==========    ========

   Short-term Notes Settled with Issuance of
      Common Stock ...................................    $2,010,000    $   --
                                                          ==========    ========

   Intangible Assets Acquired with Issuance of
      Common Stock ...................................    $     --      $149,832
                                                          ==========    ========

   Organization Costs Acquired with Issuance
      Common Stock ...................................    $     --      $    200
                                                          ==========    ========
















   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997


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

Principles of Consolidation

     The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly-owned subsidiary, E.A.J. Holding Corporation, a Delaware corporation ("Holding"). Holding includes the accounts of its wholly-owned subsidiaries, E.A.J. PHL Airport, Inc. a Pennsylvania corporation, Eat At Joe's
U. of P., Inc. a Pennsylvania corporation, E.A.J. Cherry Hill, Inc., a New Jersey corporation, Eat At Joe's Harborplace, Inc., a Maryland corporation, Eat At Joe's Neshaminy, Inc. a Pennsylvania corporation, Eat At Joe's Plymouth, Inc., a Pennsylvania corporation, E.A.J. Echelon Mall, Inc., a New Jersey corporation, E.A.J. Gallery, Inc., a Pennsylvania corporation, E.A.J. Moorestown, Inc., a New Jersey corporation, E.A.J. Shoppingtown,Inc., a New York corporation, Eat at Joe's U of P 40th Street, Inc., a Pennsylvania corporation, and Eat at Joe's Owings Mills, Inc., a Maryland corporation. All significant intercompany accounts and transactions have been eliminated.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997
                                   (Continued)


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

Depreciation

     Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

                  Office furniture                   5-10 years
                  Equipment                          5- 7 years
                  Leasehold improvements             8-15 years


     Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Amortization

     Intangible assets are amortized over useful life of 7 - 13 years.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997
                                   (Continued)


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

Recent Accounting Pronouncements

     During 1998, the Company changed its method of accounting for costs of start up activities to conform with new requirements of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5). The effect of this change was to increase net loss for the year ended December 31, 1998 by $84,732. Financial Statements for 1997 have not been restated in accordance with the provisions of SOP 98-5.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997
                                   (Continued)


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

     Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for 1998 and 1997 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                                   For the Year Ended 1998
                                       ----------------------------------------
                                                                      Per Share
                                          Income         Shares        Amount
                                       -----------    -----------  ------------

     Basic EPS
     Net Loss to common shareholders   $(2,033,093)    13,062,921  $      (0.16)
                                       ===========    ===========  ============

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share (continued)

                                                   For the Year Ended 1997
                                       ----------------------------------------
                                                                      Per Share
                                          Income         Shares        Amount
                                       -----------    -----------  ------------

     Basic EPS
     Net Loss to common shareholders   $  (299,022)    11,729,107  $      (0.02)
                                       ===========    ===========  ============


Reclassifications

     Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation.

NOTE 2 - SHORT-TERM NOTES PAYABLE

     Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 1998 and 1997. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $349,000 and $71,000 for the years ended December 31, 1998 and 1997 respectively, are the result of net operating losses.

     The Company has recorded net deferred income taxes in the accompany consolidated balance sheets as follows:

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997
                                   (Continued)

NOTE 3 - INCOME TAXES (Continued)

                                                           As at December 31,
                                                         ---------    ---------
                                                            1998         1997
                                                         ---------    ---------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses          $ 736,000    $ 387,000
Valuation allowance                                       (736,000)    (387,000)
                                                         ---------    ---------
Net Deferred Income Tax                                  $    --      $    --
                                                         =========    =========


     As of December 31, 1998, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $2,165,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between December 31, 2003 and 2013. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $736,000 as of December 31, 1998. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

     The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                           As at December 31,
                                                        ---------     ---------
                                                           1998          1997
                                                        ---------     ---------

Benefit at the federal statutory rate of 34%            $ 349,000     $  71,000
Nondeductible expenses                                       --          (1,000)
                                                        ---------     ---------
Utilization of net operating loss carryforward          $(349,000)    $ (70,000)
                                                        ---------     ---------
                                                        $    --       $    --
                                                        =========     =========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997
                                   (Continued)

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

     These transactions have been accounted for as a reorganization of ownership interests between related parties as if it were a "Pooling of Interest." Accordingly, assets and liabilities are reflected at their historical values. The accompanying financial statements for 1997 are based on the assumption that the companies were combined for the full year.

NOTE 5 - RENT AND LEASE EXPENSE

     The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

     The minimum future lease payments under these leases for the next five years are:

              Year Ended December 31,               Real Property      Equipment
         ----------------------------------         -------------      --------
                     1999                              $  486,912      $   --
                     2000                                 486,912          --
                     2001                                 486,912          --
                     2002                                 486,912          --
                     2003                                 486,912          --
                     Thereafter                         2,338,721          --
                                                       ----------      --------

Total minimum future lease payments                    $4,773,281      $   --
                                                       ==========      ========

     The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

         EAT AT JOE'S LTD. AND SUBSIDIARIES
                                           NOTES TO FINANCIAL STATEMENTS
                                      YEARS ENDED DECEMBER 31, 1998, AND 1997
         (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company utilized office space that is shared with companies controlled by two officers of the Company. During 1998 and 1997 Cozco Management received $36,387 and $546,574 as reimbursement for rent, telephone, equipment, travel, automotive salaries and other shared expenses. During 1998 and 1997 the two officers and/or companies controlled by the two officers paid expenses and made advances to the Company totaling $113,825 and $690,422 respectively. During 1998 the Company repaid advances of $364,292. As of December 31, 1998, $452,455 in advances was due to Mr. Fiore.

NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

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

     On April 1, 1998, pursuant to a consulting agreement, the Company granted options to purchase 61,350 shares of Common Stock of the Company at an exercise price of $1.63. The options expire on March 31, 2003.

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

     On May 21, 1998, the Company sold 34 shares of its Series B Convertible Preferred Stock to a total of 2 accredited investors pursuant to an exemption from registration under the Section 4(2) and/or Regulation D. The Company received proceeds of approximately $549,000 from the

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997
                                   (Continued)

NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES , WARRANTS, & OPTIONS
Continued)

sale of the securities. As of the date of this prospectus the shares are convertible and warrants (issued in connection with the offering) exercisable into 433,916 shares of Common Stock of the Company. During September 1998 the company repurchased 19 shares for $450,000.

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

     The following table sets forth the options and warrants outstanding as of December 31, 1998 and 1997.

                                                          1998          1997
                                                       ----------    ----------

Options & warrants outstanding, beginning of year       1,100,000     2,000,000

         Granted                                        1,247,750          --
         Expired                                       (1,060,000)         --
         Exercised                                        (40,000)     (900,000)
                                                       ----------    ----------

Options & warrants outstanding, end of year             1,247,750     1,100,000
                                                       ==========    ==========

Exercise price for options & warrants outstanding,
end of year                                        $0.50 to $1.79    $     1.00
                                                   ==============    ==========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998, AND 1997
                                   (Continued)


NOTE 8 - SELECTED FINANCIAL DATA (Unaudited)

     The following table set forth certain unaudited quarterly financial information:

                                                                1998 Quarters Ended
                                      ------------------------------------------------------------------------------
                                            Mar 31              Jun 30              Sep 30              Dec 31
                                      ------------------  ------------------ ------------------- -------------------
Income statement data:
   Net sales                                   $147,347            $316,397            $817,129          $1,238,382
   Gross profit                                  85,312             157,461             613,654             960,347
   Income (loss) from
     operations before
     depreciation & amortization              (372,638)           (289,480)              31,447             100,450
   Loss from operations                       (394,589)           (329,038)            (47,858)            (63,906)
Other income                                    (8,931)             (4,941)            (78,235)            (65,842)
Loss before taxes                             (403,520)           (333,979)           (126,093)           (129,748)
Income tax (provision) benefit                    (682)               (681)               (681)               (681)
Net Income (Loss)                            $(488,934)          $(334,660)          $(126,774)          $(130,429)
                                      ==================  ================== =================== ===================


                                                                 1997 Quarters Ended
                                      ------------------------------------------------------------------------------
                                            Mar 31              Jun 30              Sep 30              Dec 31
                                      ------------------  ------------------ ------------------- -------------------
Income statement data:
   Net sales                                   $      -            $      -            $      -             $84,781
   Gross profit                                       -                   -                   -              46,772
   Income (loss) from
     operations before
     depreciation & amortization               (60,733)           (152,046)            (68,971)                 728
   Loss from operations                        (60,733)           (152,046)            (68,971)            (12,968)
Other income                                          6               1,926               1,075             (7,311)
                                      ------------------  ------------------ ------------------- -------------------
Loss before taxes                              (60,727)           (150,120)            (67,896)            (20,279)
Income tax (provision) benefit                        -                   -                   -                   -
                                      ------------------  ------------------ ------------------- -------------------
Net Income (Loss)                             $(60,727)          $(150,120)           $(67,896)           $(20,279)
                                      ==================  ================== =================== ===================
