Form 10QSB
period 1999-03-31
EAT AT JOES LTD
filed 1999-05-14
CIK 829325

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:       March 31, 1999
                                            -----------------------------

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

          670 White Plains Road, Suite 120, Scarsdale, New York, 10583
                    (Address of principal executive offices)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 1999 17,946,689

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  (Unaudited)
                                                    March 31,       December 31,
                                                      1999              1998
                                                  -----------       -----------
ASSETS:
Current Assets:
 Cash and Cash Equivalents .................      $   189,280       $   133,957
 Receivables ...............................           32,185            25,861
 Inventory .................................          439,216           184,115
 Other .....................................           15,400            21,310
 Prepaid Expense ...........................           16,029             8,333
                                                  -----------       -----------

    Total Current Assets ...................          692,110           373,576
                                                  -----------       -----------

Property and Equipment:
 Equipment .................................        1,637,023         1,632,055
 Office Furniture ..........................           76,255            76,255
 Leasehold Improvements ....................        4,877,185         4,767,308
                                                  -----------       -----------
                                                    6,590,463         6,475,618
 Less Accumulated Depreciation .............         (453,876)         (303,316)
                                                  -----------       -----------

                                                    6,136,587         6,172,302
                                                  -----------       -----------
Other Assets:
 Investments ...............................          402,534              --
 Intangible and Other Assets, Net ..........          396,847           182,483
                                                  -----------       -----------

    Total Assets ...........................      $ 7,628,078       $ 6,728,361
                                                  ===========       ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                     (Unaudited)
                                                       March 31,    December 31,
                                                         1999          1998
                                                     -----------    -----------
LIABILITIES:
Current Liabilities:
 Accounts Payable and Accrued Liabilities ........       652,158    $   488,632
 Short-Term Notes Payable ........................     1,530,000        635,000
 Shareholder Loans ...............................       452,455        452,455
                                                     -----------    -----------

    Total Current Liabilities ....................     2,634,613      1,576,087
                                                     -----------    -----------

Convertible Debenture, net of issue costs ........     1,343,449      1,343,449
                                                     -----------    -----------

    Total Liabilities ............................     3,978,062      2,919,536
                                                     -----------    -----------

Stockholders' Equity:
 Preferred Stock - $.0001 par value,
   10,000,000 shares authorized; 85
   and 113 shares issued and outstanding
   March 31, 1999 and December 31, 1998,
   respectively ..................................          --             --
 Common Stock - $.0001 par value,
   50,000,000 shares authorized,
   17,976,689 and 16,440,755 issued
   and outstanding March 31, 1999 and
   December 31, 1998, respectively ...............         1,795          1,644
 Common Stock to be Issued .......................           121            131
 Additional Paid-In Capital ......................     7,223,259      7,213,400
 Retained Deficit ................................    (3,575,159)    (3,406,350)
                                                     -----------    -----------

    Total Stockholders' Equity ...................     3,650,016      3,808,825
                                                     -----------    -----------

    Total Liabilities and Stockholders' Equity ...   $ 7,628,078    $ 6,728,361
                                                     ===========    ===========







   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the Three Months
                                                           Ended March 31,
                                                        1999             1998
                                                      ---------       ---------
Revenues .......................................      $ 846,995       $ 147,347
Cost of Revenues ...............................        258,080          62,035
                                                      ---------       ---------

Gross Margin ...................................        588,915          85,312

Expenses
   Labor and Related Expenses ..................        374,407          83,212
   Rent ........................................         48,248          92,115
   Other General & Administrative ..............        126,619         282,623
   Depreciation and Amortization ...............        154,306          21,951
                                                      ---------       ---------

Net loss from Continuing Operations ............       (114,665)       (394,589)

   Other Income (Expense) Net ..................        (54,144)         (8,931)
                                                      ---------       ---------

Net Loss Before Income Taxes ...................       (168,809)       (403,520)
Income Tax Expense (Benefit) ...................           --              --
                                                      ---------       ---------

Net Loss Before Cumulative
effects of Accounting Change ...................       (168,809)       (403,520)

Cumulative effect of Accounting
Change on Years Prior to
1998, Net of Taxes .............................           --           (84,732)

Net Loss .......................................      $(168,809)      $(488,252)
                                                      =========       =========

Net Loss Per Common Share-
Basic and Diluted:

Net Loss Before Cumulative
effects of Accounting Change ...................          (0.01)          (0.04)
Cumulative effect of Accounting Change .........           --              --
                                                      ---------       ---------

Net Loss Per Common Share-
Basic and Diluted ..............................      $   (0.01)      $   (0.04)
                                                      =========       =========







   The accompanying notes are an integral part of these financial statements.

                      EAT AT JOE'S LTD., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        For the Three Months
                                                           Ended March 31,
                                                        1999           1998
                                                     -----------    -----------
Cash Flows from Operating Activities:
Net loss for the period before cumulative
   effects of accounting change ..................   $  (168,809)   $  (403,520)
Adjustments to Reconcile net loss to
   net cash provided by operating activities
      Depreciation and amortization ..............       154,306         21,951
      Stock exchanged for services ...............        10,000           --
      (Increase) decrease in:
         Receivables .............................        (6,324)          --
         Inventory ...............................      (255,101)           858
         Prepaid expense .........................        (7,696)        22,660
         Other assets ............................      (614,736)       (17,900)
      Increase (decrease) in:
         Accounts payable and accrued liabilities        163,528        (91,072)
                                                     -----------    -----------

Net Cash Used in Operating Activities: ...........      (724,832)      (467,023)
                                                     -----------    -----------

Cash Flows From Investing Activities:
  Purchase of property and  equipment ............      (114,845)      (396,811)
                                                     -----------    -----------

Net Cash Used by Investing Activities: ...........      (114,845)      (396,811)
                                                     -----------    -----------

Cash Flows From Financing Activities:
  Issuance of convertible preferred stock ........          --          797,630
  Issuance of common stock .......................          --             --
  Proceeds from short-term notes payable .........       895,000        955,000
  Advances to (from) majority stockholder ........          --         (294,292)
                                                     -----------    -----------

Net Cash Provided by Financing Activities ........       895,000      1,458,338
                                                     -----------    -----------

Increase in Cash .................................        55,323        594,504
Cash at Beginning of Period ......................       133,957        232,601
                                                     -----------    -----------

Cash at End of Period ............................   $   189,280    $   827,105
                                                     ===========    ===========

EAT AT JOE'S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)


                                                            For the Three Months
                                                               Ended March 31,
                                                             1999          1998
                                                            ------        ------
Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period ...................        $ --          $4,459
    Income taxes paid for the period ...............        $2,725        $2,671






























   The accompanying notes are an integral part of these financial statements.

                      EAT AT JOE'S LTD., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (Unaudited)


1.  Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


2.  Acquisitions

     The Company has entered into a non-binding letter of intent to acquire a 16 unit regional restaurant chain. Either party to the letter may terminate the letter of intent without penalty. The parties have agreed to proceed toward negotiation of a mutually agreeable purchase agreement. No assurances can be given that the purchase of the restaurant chain will be completed.

     In March of 1999, 1337855 Ontario, Inc. ("Ontario"), wholly owned subsidiary of the Company entered into a purchase agreement with Koo Koo Roo Canada Limited (Koo Koo Roo) to acquire certain assets and assume certain liabilities of that company. Koo Koo Roo is a California-based casual dining, quick service restaurant chain featuring skinless flame broiled chicken, roasted hand-carved turkey and made-to-order tossed salads and specialty sandwiches. In consideration for its payment of approximately $375,000, Ontario acquired (1) a 20 year exclusive license agreement in Canada with a 20 year renewal term to operate Koo Koo Roo restaurants; (2) re-negotiated the leases to operate 3 existing Koo Koo Roo locations in Toronto, and (3) satisfied outstanding debt obligations due the second lender to Koo Koo Roo.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. From December 12, 1995 to November 1997 the Company was a development stage company and had not begun principal operations. During November and December, 1997 two restaurants were opened and began operations. Two restaurants were opened, during May 1998, and three restaurants were opened during third quarter 1998 (1 per month) and one restaurant was opened began operations during October 1998.

Total Revenues - For the three months ended March 31, 1999 and 1998, the Company had total sales of approximately $847,000 and $147,000 respectively.

Costs and Expenses - For the three months ended March 31, 1999 and 1998, the Company had a net loss of approximately $169,000 and $488,000 respectively. The net loss for 1999 and 1998 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations supported by revenues from operating units. Given the limited operations which took place in 1998, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.


LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1999 the Company used $725,000 in cash flow for operating activities and during the three months ended March 31, 1998, the Company used $467,000 in cash flow for operating activities.

     Since the Company's re-activation in January, 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units. During the three months ended March 31, 1999 and 1998 the company paid approximately $115,000 and $397,000, respectively for property and equipment..

     During the three months ended March 31, 1999 the Company borrowed $895,000. During the three months ended March 31, 1998, the Company raised approximately $798,000 (net of issuance costs) through the sale of preferred stock which is convertible into Common Stock of the Company, borrowed $955,000 which was subsequently converted into Common Stock of the Company. The net proceeds to the Company were used for additional unit development and working capital.

     After the completion of its expansion plans, the Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

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

     The Company did not file a report on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     May 14, 1999          By:    /s/ Joseph Fiore
       --------------------          -------------------------------------------
                                     Joseph Fiore
                                     C.E.O., Chairman, Secretary, Director
                                    (Principal Financial and Accounting Officer)