Form 10QSB
period 1999-06-30
EAT AT JOES LTD
filed 1999-08-13
CIK 829325

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:           June 30, 1999
                                            -----------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For the transition period from              to
                                             -------------    --------------

                         Commission file number         33-20111
                                               ----------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: July 31, 1999 27,614,094

     Transitional Small Business Disclosure Format (check one). Yes   ; No X

         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  (Unaudited)
                                                    June 30,        December 31,
                                                      1999              1998
                                                  -----------       -----------
ASSETS:
Current Assets:
 Cash and Cash Equivalents .................      $   105,024       $   133,957
 Receivables ...............................           34,477            25,861
 Inventory .................................          457,460           184,115
 Other .....................................           15,400            21,310
 Prepaid Expense ...........................           80,063             8,333
                                                  -----------       -----------

    Total Current Assets ...................          692,424           373,576
                                                  -----------       -----------

Property and Equipment:
 Equipment .................................        1,667,207         1,632,055
 Office Furniture ..........................           83,082            76,255
 Leasehold Improvements ....................        5,503,932         4,767,308
                                                  -----------       -----------
                                                    7,254,221         6,475,618
 Less Accumulated Depreciation .............         (626,018)         (303,316)
                                                  -----------       -----------

                                                    6,628,203         6,172,302
                                                  -----------       -----------
Other Assets:
 Investments ...............................          100,000              --
 Intangible and Other Assets, Net ..........          561,418           182,483
                                                  -----------       -----------

    Total Assets ...........................      $ 7,982,045       $ 6,728,361
                                                  ===========       ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                  (Unaudited)
                                                    June 30,        December 31,
                                                      1999              1998
                                                  -----------       -----------
LIABILITIES:
Current Liabilities:
 Accounts Payable and Accrued Liabilities ..          507,852       $   488,632
 Short-Term Notes Payable ..................          832,663           635,000
 Shareholder Loans .........................          452,455           452,455
                                                  -----------       -----------

    Total Current Liabilities ..............        1,792,970         1,576,087
                                                  -----------       -----------

Convertible Debenture, net of issue costs ..        1,343,449         1,343,449
                                                  -----------       -----------

    Total Liabilities ......................        3,136,419         2,919,536
                                                  -----------       -----------

Stockholders' Equity:
 Preferred Stock - $.0001 par value,
    10,000,000 shares authorized;
    53 and 113 shares issued and
    outstanding June 30, 1999 and
    December 31, 1998, respectively ........             --                --
 Common Stock - $.0001 par value,
   50,000,000 shares authorized,
   23,813,434 and 16,440,755 issued
   and outstanding June 30, 1999 and
   December 31, 1998, respectively .........            2,381             1,644
 Common Stock to be Issued .................              121               131
 Additional Paid-In Capital ................        8,922,929         7,213,400
 Retained Deficit ..........................       (4,079,805)       (3,406,350)
                                                  -----------       -----------

    Total Stockholders' Equity .............        4,845,626         3,808,825
                                                  -----------       -----------

    Total Liabilities and
    Stockholders' Equity ...................      $ 7,982,045       $ 6,728,361
                                                  ===========       ===========






   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the Three Months         For the Six Months
                                                Ended June 30,               Ended June 30,
                                             1999           1998          1999            1998
                                         -----------    -----------    -----------    -----------
Revenues .............................   $ 1,091,321        316,397    $ 1,938,316        463,744
Cost of Revenues .....................       429,840        210,355        687,920        331,102
                                         -----------    -----------    -----------    -----------
Gross Margin .........................       661,481        106,042      1,250,396        132,642

Expenses
   Labor and Related Expenses ........       595,331         83,212        969,738         83,212
   Rent ..............................        80,613         92,115        128,861         92,115
   Other General &
     Administrative ..................       267,753        282,623        394,372        282,623
   Depreciation and
     Amortization ....................       175,887         21,951        330,193         21,951
                                         -----------    -----------    -----------    -----------
Net loss from Operations .............      (458,103)      (329,038)      (572,768)      (723,627)

   Other Income (Expense) Net ........       (46,543)        (4,941)      (100,687)       (13,872)
                                         -----------    -----------    -----------    -----------

Net Loss Before Income Taxes .........      (504,646)      (333,979)      (673,455)      (737,499)
Income Tax Expense (Benefit) .........          --             --             --             --
                                         -----------    -----------    -----------    -----------

Net Loss Before Cumulative effects of
Accounting Change ....................      (504,646)      (333,979)      (673,455)      (737,499)

Cumulative effect of Accounting
Change on Years Prior to 1998, Net
of Taxes .............................          --             --             --          (84,732)

Net Loss .............................   $  (504,646)      (333,979)   $  (673,455)      (822,231)
                                         ===========    ===========    ===========    ===========

Preferred Dividends ..................          --         (591,655)          --         (591,655)
Net Loss Per Common Share- Basic and
Diluted:
Net Loss Before Cumulative effects of
Accounting Change ....................         (0.02)         (0.07)         (0.03)         (0.10)
Cumulative effect of Accounting Change
                                                --             --             --            (0.01)
                                         -----------    -----------    -----------    -----------

Net Loss Per Common Share- Basic and
Diluted ..............................   $     (0.02)   $     (0.07)   $     (0.03)   $     (0.11)
                                         ===========    ===========    ===========    ===========

Weighted Average Shares Oustanding ...    22,454,904     12,747,656     20,462,466     12,740,769
                                         ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      EAT AT JOE'S LTD., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         For the Six Months
                                                            Ended June 30,
                                                          1999          1998
                                                      -----------   -----------
Cash Flows from Operating Activities:
Net loss for the period before cumulative
effects of accounting change .......................  $  (673,455)  $  (737,499)
Adjustments to Reconcile net loss to
     net cash provided by operating activities
        Depreciation and amortization ..............      330,193        61,510
        Stock exchanged for goods & services .......       87,755        21,750
        (Increase) decrease in:
           Receivables .............................       (8,616)         --
           Inventory ...............................     (273,345)       (1,269)
           Prepaid expense .........................      (71,730)       30,993
           Other assets ............................     (480,516)      (26,583)
        Increase (decrease) in:
           Accounts payable and accrued liabilities        19,221      (193,799)
                                                      -----------   -----------

Net Cash Used in Operating Activities: .............   (1,070,493)     (844,897)
                                                      -----------   -----------

Cash Flows From Investing Activities:
  Purchase of property and  equipment ..............     (656,103)   (2,264,076)
                                                      -----------   -----------

Net Cash Used by Investing Activities: .............     (656,103)   (2,264,076)
                                                      -----------   -----------

Cash Flows From Financing Activities:
  Issuance of convertible preferred stock ..........         --       1,806,377
  Issuance of common stock .........................         --            --
  Proceeds from short-term notes payable ...........    1,697,663     1,750,000
  Advances to (from) majority stockholder ..........         --        (250,467)
                                                      -----------   -----------

Net Cash Provided by Financing Activities ..........    1,697,663     3,305,910
                                                      -----------   -----------

Increase in Cash ...................................      (28,933)      196,937
Cash at Beginning of Period ........................      133,957       232,601
                                                      -----------   -----------

Cash at End of Period ..............................  $   105,024   $   429,538
                                                      ===========   ===========

                      EAT AT JOE'S LTD., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)


                                                         For the Six Months
                                                            Ended June 30,
                                                          1999          1998
                                                      -----------   -----------
Supplemental Disclosure of
  Noncash Investing and Financing Activities
    Common Stock Issued For:
        Property and Equipment ...................    $   122,500   $     --
        Debt converted to equity .................    $ 1,500,000   $     --

Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period .................    $      --     $     --
    Income taxes paid for the period .............    $       150   $     --

























   The accompanying notes are an integral part of these financial statements.

                      EAT AT JOE'S LTD., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)


1.  Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

Total Revenues - For the three months ended June 30, 1999 and 1998, the Company had total sales of approximately $1,091,000 and $316,000 respectively. For the six months ended June 30, 1999 and 1998, the Company had total sales of approximately $1,938,000 and $464,000 respectively.

Costs and Expenses - For the three months ended June 30, 1999 and 1998, the Company had a net loss of approximately $505,000 and $334,000 respectively. For the six months ended June 30, 1999 and 1998, the Company had a net loss of approximately $673,000 and $737,000 respectively. The net loss for 1999 and 1998 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations supported by revenues from operating units. Given the limited operations which took place in 1998, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1999 and 1998, the Company used $1,070,000 and $845,000 in cash flow from operating activities.

         Since the Company's re-activation in January, 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units. During the six months ended June 30, 1999 and 1998 the company paid approximately $656,000 and $2,264,000, respectively for property and equipment..

         During the six months ended June 30, 1999 and 1998 the Company borrowed approximately $1,698,000 and $1,750,000, respectively, the majority of which was subsequently converted into Common Stock of the Company. During the six months ended June 30, 1998, the Company raised approximately $1,806,000 (net of issuance costs) through the sale of preferred stock which is convertible into Common Stock of the Company. The net proceeds to the Company were used for additional unit development and working capital.

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

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     August 13, 1999              By:    /s/ Joseph Fiore
   ---------------------------            -----------------------
                                          Joseph Fiore
                                          C.E.O., Chairman, Secretary, Director



DATE:     August 13, 1999              By:    /s/ Gary Usling
   ---------------------------            -----------------------
                                          Gary Usling
                                          C.F.O., Director