Form 10QSB
period 1999-09-30
EAT AT JOES LTD
filed 1999-11-15
CIK 829325

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:        September 30, 1999
                                            -----------------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 1999 31,080,505

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 (Unaudited)
                                                September 30,       December 31,
                                                     1999              1998
                                                  -----------       -----------
ASSETS:
Current Assets:
 Cash and Cash Equivalents .................      $    11,790       $   133,957
 Receivables ...............................           36,737            25,861
 Inventory .................................          440,839           184,115
 Other .....................................           15,400            21,310
 Prepaid Expense ...........................           69,140             8,333
                                                  -----------       -----------

    Total Current Assets ...................          573,906           373,576
                                                  -----------       -----------

Property and Equipment:
 Equipment .................................        1,352,769         1,632,055
 Office Furniture ..........................           65,881            76,255
 Leasehold Improvements ....................        4,330,111         4,767,308
                                                  -----------       -----------
                                                    5,748,761         6,475,618
 Less Accumulated Depreciation .............         (573,886)         (303,316)
                                                  -----------       -----------

                                                    5,174,875         6,172,302
                                                  -----------       -----------
Other Assets:
 Investments ...............................          100,000              --
 Intangible and Other Assets, Net ..........          142,644           182,483
                                                  -----------       -----------

    Total Assets ...........................      $ 5,991,425       $ 6,728,361
                                                  ===========       ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                 (Unaudited)
                                                September 30,       December 31,
                                                     1999              1998
                                                  -----------       -----------
LIABILITIES:
Current Liabilities:
 Accounts Payable and Accrued Liabilities ..          632,951       $   488,632
 Short-Term Notes Payable ..................          335,463           635,000
 Shareholder Loans .........................          619,200           452,455
                                                  -----------       -----------

    Total Current Liabilities ..............        1,587,614         1,576,087
                                                  -----------       -----------

Convertible Debenture, net of issue costs ..        1,223,449         1,343,449
                                                  -----------       -----------

    Total Liabilities ......................        2,811,063         2,919,536
                                                  -----------       -----------

Stockholders' Equity:
 Preferred Stock - $.0001 par value,
    10,000,000 shares authorized; 28
    and 113 shares issued and outstanding
    September 30, 1999 and December 31, 1998,
    respectively ...........................             --                --
 Common Stock - $.0001 par value,
   50,000,000 shares authorized,
   31,080,505 and 16,440,755 issued and
   outstanding September 30, 1999 and
   December 31, 1998, respectively .........            3,108             1,644
 Common Stock to be Issued .................             --                 131
 Additional Paid-In Capital ................        9,452,939         7,213,400
                                                                    -----------
 Retained Deficit ..........................       (6,275,685)       (3,406,350)
                                                  -----------       -----------

    Total Stockholders' Equity .............        3,180,362         3,808,825
                                                  -----------       -----------

    Total Liabilities and Stockholders' Equity    $ 5,991,425       $ 6,728,361
                                                  ===========       ===========







   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    For the Three Months            For the Nine Months
                                     Ended September 30,             Ended September 30,
                                    1999            1998            1999            1998
                                ------------    ------------    ------------    ------------
Revenues ....................   $    849,717         817,129    $  2,788,033       1,280,873
Cost of Revenues ............        475,045         534,769       1,162,965         865,871
                                ------------    ------------    ------------    ------------
Gross Margin ................        374,672         282,360       1,625,068         415,002

Expenses
   Labor and Related Expenses        440,596            --         1,410,334            --
   Rent .....................        102,448            --           379,930            --
   Other General &
     Administrative .........        275,934         273,043         670,306       1,065,652
   Depreciation and
     Amortization ...........        172,631          57,175         502,824         120,835
                                ------------    ------------    ------------    ------------
Net loss from Operations ....       (616,937)        (47,858)     (1,338,326)       (771,485)

   Other Income (Expense) Net     (1,430,322)        (78,235)     (1,531,009)        (92,107)
                                ------------    ------------    ------------    ------------

Net Loss Before Income Taxes      (2,047,259)       (126,093)     (2,869,335)       (863,592)
Income Tax Expense (Benefit)            --              --              --              --
                                ------------    ------------    ------------    ------------

Net Loss Before Cumulative
effects of Accounting Change      (2,047,259)       (126,093)     (2,869,335)       (863,592)

Cumulative effect of
Accounting Change on Years
Prior to1998, Net of Taxes ..           --              --              --           (84,732)

Net Loss ....................   $(2,047,259)    $   (126,093)   $ (2,869,335)       (948,324)
                                ============    ============    ============    ============

Preferred Dividends .........           --          (129,647)           --          (721,302)
Net Loss Per Common Share-
Basic and Diluted:
Net Loss Before Cumulative
effects of Accounting Change           (0.07)          (0.02)          (0.12)          (0.12)
Cumulative effect of
Accounting Change ...........           --              --              --             (0.01)
                                ------------    ------------    ------------    ------------

Net Loss Per Common Share-
Basic and Diluted ...........   $      (0.07)   $      (0.02)   $      (0.12)   $      (0.13)
                                ============    ============    ============    ============

Weighted Average Shares
Outstanding .................     27,349,269      12,823,854      23,053,130      12,740,769
                                ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         For the Nine Months
                                                         Ended September 30,
                                                         1999            1998
                                                      -----------    -----------
Cash Flows from Operating Activities:
Net loss for the period before cumulative effects of
accounting change .................................   $(2,869,335)   $  (863,592)
Adjustments to Reconcile net loss to net cash
     provided by operating activities
        Depreciation and amortization .............       502,824        140,814
        Stock exchanged for goods & services ......       139,548         87,025
        Loss on disposition of assets .............     1,400,307           --
        (Increase) decrease in:
           Receivables ............................       (10,876)          --
           Inventory ..............................      (256,724)       (80,758)
           Prepaid expense ........................       (60,807)        22,660
           Other assets ...........................      (417,665)      (134,495)
        Increase (decrease) in:
           Accounts payable and accrued liabilities       144,321        (33,532)
                                                      -----------    -----------

Net Cash Used in Operating Activities: ............    (1,428,407)      (861,878)
                                                      -----------    -----------

Cash Flows From Investing Activities:
  Purchase of property and  equipment .............      (695,967)    (3,775,168)
                                                      -----------    -----------

Net Cash Used by Investing Activities: ............      (695,967)    (3,775,168)
                                                      -----------    -----------

Cash Flows From Financing Activities:
  Issuance of convertible preferred stock .........          --        1,945,837
  Issuance of common stock ........................          --             --
  Proceeds from short-term notes payable ..........     1,842,663      1,860,000
  Proceeds from convertible debenture .............          --        1,343,449
  Principal payment on notes payable ..............        (7,200)          --
  Advances to (from) majority stockholder .........       166,744       (250,467)
                                                      -----------    -----------

Net Cash Provided by Financing Activities .........     2,002,207      4,898,819
                                                      -----------    -----------

Increase in Cash ..................................      (122,167)       261,773
Cash at Beginning of Period .......................       133,957        232,601
                                                      -----------    -----------

Cash at End of Period .............................   $    11,790    $   494,374
                                                      ===========    ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)



                                                         For the Nine Months
                                                         Ended September 30,
                                                         1999            1998
                                                      -----------    -----------
Supplemental Disclosure of
  Noncash Investing and Financing Activities
    Common Stock Issued For:
        Property and Equipment ...................     $  198,500     $   27,875
        Debt converted to equity .................     $2,255,000     $     --

Supplemental Disclosure of
  Interest and Income Taxes Paid
    Interest paid for the period .................     $     --       $     --
    Income taxes paid for the period .............     $      225     $     --

























   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED September 30, 1999
                                   (Unaudited)


1.  Interim Reporting

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and Nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

3.  Restaurant Closures

           The unaudited Consolidated Statement of Operations reports "Other Income (Expense), Net" for the 3RD quartet 1999 in the amount of $1,430,322. Of this, approximately $1,400,000 is due to the closing, during the quarter, of four restaurants, two in the U.S. and two in Canada.

           Subsequent to September 30, 1999, one additional restaurant has been closed.

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

Total Revenues - For the three months ended September 30, 1999 and 1998, the Company had total sales of approximately $850,000 and $817,000 respectively. For the nine months ended September 30, 1999 and 1998, the Company had total sales of approximately $2,788,000 and $1,281,000 respectively.

Costs and Expenses - For the three months ended September 30, 1999 and 1998, the Company had a net loss from operations of approximately $990,000 and $48,000 respectively. For the nine months ended September 30, 1999 and 1998, the Company had a net loss from operations of approximately $1,563,000 and $771,000 respectively. The net loss for 1999 and 1998 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations supported by revenues from operating units. Given the limited operations which took place in 1998, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

Other Income (Expense), Net - For the 3RD quartet 1999 the Company reported net other expenses in the amount of $1,430,322. Of this, approximately $1,400,000 is due to the closing, of four restaurants, two in the U.S. and two in Canada. After its review of over one year of operating revenues from the two U.S. units, management decided to cease operations and cut any negative cash drain from these units. Also, in contemplating acquisitions, there would be an overlap of use clauses in every center where these units were located. When management carefully reviewed the two Canada locations, although high-profile, the economic costs of occupancy made continuing operations unfeasible without expending additional capital of which management felt would be utilized more prudently within existing already cash-flow positive units. Management believes these closings will strengthen cash flows position after the initial close down costs.

Subsequent to September 30, 1999, one additional restaurant has been closed.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1999 and 1998, the Company used $1,428,000 and $862,000 in cash flow from operating activities.

     Since the Company's re-activation in January, 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units. During the Nine months ended September 30, 1999 and 1998 the company paid approximately $696,000 and $3,775,000, respectively for property and equipment..

     During the nine months ended September 30, 1999 and 1998 the Company borrowed approximately $1,843,000 and $1,860,000, respectively, the majority of which was subsequently converted into Common Stock of the Company. During the Nine months ended September 30, 1998, the Company raised approximately $3,289,000 (net of issuance costs) through the sale of preferred stock and debentures which are convertible into Common Stock of the Company. The net proceeds to the Company were used for additional unit development and working capital.

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

           None

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     November 15, 1999               By:    /s/ Joseph Fiore
       -------------------------          --------------------------------------
                                          Joseph Fiore
                                          C.E.O., Chairman, Secretary, Director



DATE:     November 15, 1999                By:    /s/ Gary Usling
       -------------------------           -------------------------------------
                                           Gary Usling
                                           C.F.O., Director