Form 10KSB
period 1999-12-31
EAT AT JOES LTD
filed 2000-03-30
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ To __________

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

           670 WHITE PLAINS ROAD, SUITE 120, SCARSDALE, NEW YORK 10583
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


ISSUER'S TELEPHONE NUMBER                      (914) 725-2700
                                               ---------------

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

                                                            TOTAL PAGES:     20
                                                                            ---
                                                     EXHIBIT INDEX PAGE:     17
                                                                            ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR.    $3,461,176
                                                                     ----------

         As of December 31, 1999, there were 41,874,650 shares of the Registrant's common stock, par value $0.0001, issued and outstanding and 1,186,400 warrants and 61,350 options to purchase common stock at $0.50 to $1.79 per share. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $9,132,961 computed at the average bid and asked price as of December 31, 1999.

                             DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
NONE

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES  ; NO X
                                                                        --    --

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page
-------------------------------------------------------------------------------

PART I

Item 1.  Description of Business..............................................4

Item 2.  Description of Property..............................................8

Item 3.  Legal Proceedings....................................................8

Item 4.  Submission of Matters to a Vote of Security Holders..................9


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............ 9

Item 6.  Management's Discussion and Analysis or Plan of Operations..........11

Item 7.  Financial Statements................................................13

Item 8.  Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure.......................................13

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..........13

Item 10. Executive Compensation..............................................16

Item 11. Security Ownership of Certain Beneficial Owners and Management......16

Item 12. Certain Relationships and Related Transactions......................17

Item 13. Exhibits and Reports on Form 8-K....................................17

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

         The Company presently owns and operates five theme restaurants: three restaurants located in Philadelphia, Pennsylvania; one in Moorestown, New Jersey and one in Etobicoke, Ontario, Canada. The Company is planning at least four acquisitions during 2000, subject to the availability of funding. All restaurants will be located in high traffic locations. The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

         In March of 1999, 1337855 Ontario, Inc. ("Ontario"), wholly owned subsidiary of the Company entered into a purchase agreement with Koo Koo Roo Canada Limited (Koo Koo Roo) to acquire certain assets and assume certain liabilities of that company. Koo Koo Roo is a California-based casual dining, quick service restaurant chain featuring skinless flame broiled chicken, roasted hand-carved turkey and made-to-order tossed salads and specialty sandwiches. Ontario acquired a 20 year exclusive license agreement in Canada with a 20 year renewal term to operate Koo Koo Roo restaurants.

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

         In addition to its wholly owned subsidiary, Hold, the Company has eleven wholly owned subsidiaries:

         -        E.A.J. PHL Airport, Inc. a Pennsylvania corporation,
         -        Eat At Joe's U. of P., Inc. a Pennsylvania corporation,
         -        E.A.J. Cherry Hill, Inc., a New Jersey corporation,
         -        Eat At Joe's Harborplace, Inc., a Maryland corporation,
         -        Eat At Joe's Neshaminy, Inc. a Pennsylvania corporation,
         -        Eat At Joe's Plymouth, Inc., a Pennsylvania corporation,
         -        E.A.J. Echelon Mall, Inc., a New Jersey corporation,
         -        E.A.J. Gallery, Inc., a Pennsylvania corporation,
         -        E.A.J. Moorestown, Inc., a New Jersey corporation,
         -        E.A.J. Shoppingtown, Inc., a New York corporation,
         - Eat At Joe's U of P 40Th Street, Inc., a Pennsylvania corporation,
         -        Eat at Joe's Owings Mills, Inc., a Maryland corporation.
         -        1337855 Ontario, an Ontario corporation.

         Each of the subsidiaries will operate a single restaurant. Two restaurants, E.A.J. Cherry Hill and Eat At Joe's U. of P. were opened November and December 1997, two additional restaurants, E.A.J. Echelon Mall and E.A.J. PHL AIRPORT WERE OPENED MAY 1998, EAT AT JOE'S U OF P 40TH Street opened July 1998, E.A.J. Gallery opened August 1998, Eat At Joe's Harborplace opened September 1998, E.A.J. Moorestown opened October 1998 and 1337855 Ontario acquired March 1999 with three existing restaurants in operation.

         During 1999, E.A.J. Cherry Hill, Inc., E.A.J. Gallery, Inc., Eat At Joe's Harborplace, Inc., E.A.J. Echelon Mall, Inc., and two of the 1337855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned.

         The principal executive offices of the Company are located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583.

         The Company's wholly-owned subsidiary 1337855 Ontario shares office space of approximately 1,000 square feet in Ontario with an officer of the Company.

OPERATING LOSSES

         The Company has incurred net losses of approximately $6,452,000 and $1,081,000 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively. Such operating losses reflect developmental and other start-up activities for 1999 and 1998 and the loss on abandonment assets during 1999. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         The Company was not in full operations during 1999 and 1998 and thus, the revenues generated are not representative of those that will be generated once all units are operating. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 2001. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

EMPLOYEES

         As of March 25, 2000, the Company had approximately 65 employees, none of whom is represented by a labor union.

                         ITEM 2 DESCRIPTION OF PROPERTY

         Since 1997 all administrative activities of the Company have been conducted by corporate officers from either their home or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

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

         The Company's wholly-owned subsidiary 1337855 Ontario leases an approximately 5,200 square feet Koo Koo Roo restaurant in the Humbertown Shoping Center located in Etobicoke, Ontario, Canada. 1337855 Ontario pays $14,500 Canadian Dollars per month rent under the lease which expires in the year 2015, with an additional five year option.


                            ITEM 3 LEGAL PROCEEDINGS

Summary of Litigation Between Various Eat At Joe's Entities and Various Rouse Corporation Entities.

         Litigation  was  instituted by Cherry Hill Center,  Inc.,  Echelon Mall

Joint Venture, Owings Mills Limited Partnership and Plymouth Meeting Mall, Inc. against Eat At Joe's, Cherry Hill, Inc. t/a Eat At Joe's, E.A.J. Holding Corporation, E.A.J. Echelon Mall, Inc. t/a Eat At Joe's Express, Eat At Joe's Limited, Eat At Joe's Owings Mills, Inc. t/a Eat At Joe's and Eat At Joe's Plymouth Meeting, Inc. t/a Eat At Joe's. Each of the Plaintiffs is the Landlord for the corresponding Eat At Joe's entity, each of which Eat At Joe's Entities are single purpose entities. E.A.J. Holding Corporation was named as a party because it is a Guarantor of the leases. To the best of my knowledge, none of the Eat At Joe's Defendants have any assets or are currently engaged in any actively ongoing business activity. Therefore, any potential judgment against them in the action will be uncollectible.

         In response to the Complaint of the Plaintiffs, the Defendants asserted various defenses and Counterclaims against the Plaintiffs and certain additional Rouse-related Third-Party Defendants based upon fraud, consumer fraud, tortuous interference with prospective economic advantage, negligent misrepresentation and breach of the duty of good faith and fair dealing. Eat At Joe's Moorestown, Inc. joined in the case as a Third-Party Plaintiff to assert similar claims against certain of the Rouse-related entities. It is very difficult to predict the outcome of this case. Plaintiffs' claims totaled approximately $830,000.00 as of the date of the filing of the Complaint. Additionally, Plaintiffs are seeking judgment for additional rent which comes due under the leases between the time of the filing of the Complaint and the entry of the judgment together with their costs and attorney's fees. The Eat At Joe's Defendants and Third-Party Plaintiffs seek damages in the form of recovery of Eat At Joe's improvements to the various leaseholds totaling in excess of $4,000,000.00.

         Counsel is presently attempting to negotiate a settlement of the entire litigation without adverse consequence to Eat At Joe's.

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

         No matters were subject to a vote of security holders during the year 1999.

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

                                   1998:              HIGH                 LOW
                  First Quarter                       $2.04               $1.06
                  Second Quarter                      $3.38               $1.40
                  Third Quarter                       $1.78               $0.72
                  Fourth Quarter                      $1.21               $0.41

                                   1999:

                  First Quarter                       $1.88               $0.50
                  Second Quarter                      $0.77               $0.38
                  Third Quarter                       $0.52               $0.13
                  Fourth Quarter                      $0.54               $0.10


DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of February 15, 2000 was approximately 3,342.

RECENT SALES OF UNREGISTERED SECURITIES

         Holders of Convertible Preferred Stock received 18,444,018 shares of the Company's Common stock in conversion of 46 shares of Series A, 33 (including 2 shares converted subsequent to December 31, 1999) shares of Series B, 14 shares of Series C and 20 Shares of Series D Convertible Preferred Stock.

         During 1999, holders of $130,450 of Convertible debentures received 700,320 shares of Common Stock on conversion of debentures.

         During 1999, the Company issued 4,240,000 shares of its common stock in settlement of $2,194,897 in short-term debt., and exchanged 1,824,044 shares of its Common Stock for property, equipment goods and services valued at $281,043.

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

RESULTS OF OPERATIONS - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. From December 12, 1995 to November 1997 the Company was a development stage company and had not begun principal operations. During November and December, 1997 two restaurants were opened and began operations, two restaurants opened during May 1998, three restaurants opened during third quarter 1998, two restaurants opened during fourth quarter 1998, and three restaurants were acquired during March 1999. Additionally, 4 restaurants were closed during second quarter 1999 and two were closed during fourth quarter 1999. Accordingly, comparisons with prior periods are not meaningful.

Total Revenues - For the years ended December 31, 1999 and 1998, the Company had total sales of approximately $3,461,000 and $2,519,000 respectively.

Costs and Expenses - For the years ended December 31, 1999 and 1998, the Company had a net loss of approximately $6,4512,000 and $1,081,000 respectively. The net loss for 1999 is largely attributable to a loss on abandonment of assets from the closure of restaurants of approximately $4,359,000. The remaining loss from 1999 and the loss from1998 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations. Given the increases and decreases in number of restaurants during 1999 and 1998, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its capital requirements through the sale of its Common Stock, Convertible Preferred Stock, Convertible Debentures and Notes Payable. .

         Since the Company's re-activation in January, 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units. During 1999 and 1998 the company paid approximately $696,000 and $4,628,000, respectively for property and equipment..

         During 1999 and 1998, the Company has raised approximately $2,010,000 and $2,509,000 through short-term notes payable and advances from majority stockholders, and $3,513,000 (net of issuance costs) during 1998 through the sale of preferred stock and debentures, both of which are convertible into Common Stock of the Company. The net proceeds to the Company were used for additional unit development and working capital.

         For the years 1999 and 1998, the Company used approximately $1,341,000 and $674,000 in cash flow for operating activities.

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


                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME          AGE      OFFICE                         TERM EXPIRES

Joseph Fiore                39      Chief Executive officer,            Next
                                    Chairman of the Board of            Annual
                                    Directors/Secretary                 Meeting

James Mylock, Jr.           33       Director                           Next
                                                                        Annual
                                                                        Meeting

Andrew Cosenza, Jr.         31      Director, Vice Chairman             Resigned
                                                                 October 1, 1999

Tim Matula                  39      Director                            Next
                                                                        Annual
                                                                        Meeting

Gino Naldini                48      President and Chief Operating       Next
                                    Officer                             Annual
                                                                        Meeting

Gary Usling                 40      Chief Financial Officer             Next
                                                                        Annual
                                                                        Meeting

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

         ANDREW COSENZA, JR. was formerly the President and Chief Operating Officer since October, 1996. Since 1990 he has been the owner of Cozco Management Corp., an operator of 35 mall food court restaurants in the Philadelphia area. Mr. Cosenza tendered his resignation as of October 1, 1999.

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

EMPLOYMENT AGREEMENTS

         Effective January 1, 1997, the Company entered into an employment Agreement with Joseph Fiore (the "Fiore Employment Agreement") under which Joseph Fiore serves as chairman of the board and chief executive officer of the Company. Pursuant to the Fiore Employment Agreement, Mr. Fiore was to be paid $50,000 in 1997 and $75,000 in 1998. In addition, Mr. Fiore will receive family health insurance coverage until age 70 and life insurance coverage until age 70 with a death benefit of $1,000,000 and the use of an automobile, with all expenses associated with the maintenance and operation of the automobile paid by the Corporation. Mr. Fiore deferred all salaries and benefits under this agreement until the Company reaches profitability.

         Effective January 1, 1997, the Company entered into an employment agreement with Andrew A. Cosenza, Jr. (The"Cosenza Employment Agreement") under which Andrew A. Cosenza, Jr. serves as president and chief operating office of the Company as well as serve as a member of the Corporation's board of directors. Pursuant to the Cosenza Employment Agreement, Mr. Cosenza was paid $12,500. He deferred $37,500 of his salary for the year 1997. Mr. Cosenza was be paid a salary of $75,000 in 1998. In addition, Mr. Cosenza will receive the use of an automobile, with all expenses associated with the maintenance and operation of the automobile paid by the Corporation, family health insurance coverage to age 70 and life insurance coverage until age 70 with a death benefit of $1,000,000. Mr. Cosenza received the use of the automobile for part of the year 1997 at a cost to the Company of approximately $16,000 . Mr. Cosenza has deferred all other salaries and benefits under this agreement until the Company reaches profitability.



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 41,874,680 shares of issued and outstanding Common Stock of the Company as of

December 31, 1999 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                      # OF
NAME AND ADDRESS           NATURE OF                 SHARES
OF BENEFICIAL OWNERS       OWNERSHIP                  OWNED              PERCENT
DIRECTORS

   Joseph Fiore            Common Stock              4,094,974              10%

All Executive Officers     Common Stock              5,342,837              13%
and Directors as a Group
  (3 persons)


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company utilized office space that is shared with companies controlled by two officers of the Company. During 1998 Cozco Management received $36,387, as reimbursement for rent, telephone, equipment, travel, automotive salaries and other shared expenses. During 1999 and 1998 the two officers and/or companies controlled by the two officers paid expenses and made advances to the Company. As of December 31, 1999, $724,760 in advances was due to officers and directors of the Company.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a)ab    The following documents are filed as part of this report.

1.ABFINANCIAL STATEMENTS                                                    PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1

Consolidated Balance Sheets as of December 31, 1999, and 1998................F-2

Consolidated Statements of Operations for the years ended
     December 31, 1999, and 1998.............................................F-4

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 1999, and 1998.............................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, and 1998.............................................F-9

Notes to consolidated Financial Statements..................................F-11

2.ABFINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.ABEXHIBITS

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

         Fidelity Bank, N.A(1)
10.9 Lease Abstract between Eat at Joe's Harbor Place, Inc. and Baltimore Center, Inc.(1)
10.10    Lease Abstract between E.A.J. Shoppington, Inc. and Wilmorite, Inc.(1)
10.11 Lease Abstract between Eat at Joe's Neshaminy, Inc. and General Growth Properties, Inc.(1)
10.12 Lease Abstract between Eat at Joe's Plymouth Incorporate and Plymouth Meeting, Inc.(1)
10.13    Lease Abstract between E.A.J. Danbury, Inc. and Wilmorite, Inc.(1)
10.14    Registration of trade name for Eat at Joe's(1)
10.15    Registration Rights Agreement(1)
21       Subsidiaries of the Company(1)
23.1     Consent of Robison, Hill & Co.(1)
27.1     Financial Data Schedule

(1) Incorporated by reference.

         (b)      No reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                EAT AT JOE'S LTD.

DATED: MARCH 29, 2000                 BY  /S/     JOSEPH FIORE
                                          ------------------------
                                          Joseph Fiore,
                                          C.E.O., Chairman, Secretary, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March 2000.

Signatures                                Title

/S/     JOSEPH FIORE
-----------------------------
Joseph Fiore                              C.E.O., Chairman, Secretary, Director
                                          (Principal Executive, Financial
                                          and Accounting Officer)

/S/     JAMES MYLOCK, JR.
-----------------------------
James Mylock, Jr.                         Director

/S/     TIM MATULA
-----------------------------
Tim Matula                                Director

/S/     GINO NALDINI
-----------------------------
Gino Naldini                              President, Chief Operating Officer and
                                          Director

/S/     GARY USLING
-----------------------------
Gary Usling                               Chief Financial Officer and Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Eat At Joe's Ltd.

We have audited the accompanying consolidated balance sheets of Eat At Joe's Ltd., and subsidiaries (a Delaware corporation) as of December 31, 1999, and
1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd., and subsidiaries as of December 31, 1999, and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   Respectfully submitted,


                                                   /S/ ROBISON, HILL & CO
                                                   ----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
March 27, 2000

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998



                                                       1999             1998
                                                   -----------      -----------
ASSETS
Current Assets:

Cash and cash equivalents ....................     $      --        $   133,957
Receivables ..................................          10,439           25,861
Inventory ....................................          46,050          184,115
Other ........................................            --             21,310
Prepaid expense ..............................          76,442            8,333
Deposits .....................................           1,710           41,046
                                                   -----------      -----------

     Total Current Assets ....................         134,641          414,622
                                                   -----------      -----------

Property and equipment:
Equipment ....................................         879,441        1,632,055
Furniture & Fixtures .........................          47,239           76,255
Leasehold improvements .......................       2,212,291        4,767,308
                                                   -----------      -----------
                                                     3,138,971        6,475,618
Less accumulated depreciation ................        (547,669)        (303,316)
                                                   -----------      -----------

                                                     2,591,302        6,172,302
                                                   -----------      -----------

Other Assets:
Investments ..................................         100,000             --
Intangible and other assets net of
 amortization of $28,884 and $13,400
 for 1999 and 1998, respectively .............         125,954          141,437
                                                   -----------      -----------

     Total Assets ............................     $ 2,951,897      $ 6,728,361
                                                   ===========      ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                   (Continued)



                                                              1999           1998
                                                          -----------    -----------
LIABILITIES
Current Liabilities:

Accounts payable and accrued liabilities ..............   $   735,775    $   488,632
Short-term notes payable ..............................       342,926        635,000
Shareholders loans ....................................       724,760        452,455
                                                          -----------    -----------

     Total Current Liabilities ........................     1,803,461      1,576,087
                                                          -----------    -----------

Convertible Debentures, Net of Issue Costs ............     1,383,290      1,343,449
                                                          -----------    -----------

     Total Liabilities ................................     3,186,751      2,919,536
                                                          -----------    -----------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   authorized; 2 and 113 shares issued and outstanding           --             --
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.41,874,680 and 16,440,755 issued and
   Outstanding, respectively ..........................         4,187          1,644
Common Stock To Be Issued .............................          --              131
Additional paid-in capital ............................     9,619,060      7,213,400
Retained deficit ......................................    (9,858,101)    (3,406,350)
                                                          -----------    -----------

     Total Stockholders' Equity .......................      (234,854)     3,808,825
                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $ 2,951,897    $ 6,728,361
                                                          ===========    ===========









   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998

                                                                   1999            1998
                                                           ------------    ------------

Revenues ...............................................   $  3,461,176    $  2,519,255
Cost of Revenues .......................................      1,465,217         702,481
                                                           ------------    ------------
Gross Margin ...........................................      1,995,959       1,816,774

Expenses

   Labor and Related Expenses ..........................      1,730,251       1,168,225
   Rent ................................................        495,043         288,639
   Other General and Administrative ....................      1,054,756         890,131
                                                           ------------    ------------
Income (Loss) Before Depreciation and Amortization .....     (1,284,091)       (530,221)
   Depreciation and Amortization .......................        609,615         305,170
                                                           ------------    ------------

Net Loss from Continuing Operations ....................     (1,893,706)       (835,391)
                                                           ------------    ------------

Other Income (Expense)
   Interest income .....................................          2,936             576
   Interest expense ....................................       (198,879)       (158,525)
   Loss on sale of assets ..............................     (4,359,377)           --
                                                           ------------    ------------
Net Other Income (Expense) .............................     (4,555,320)       (157,949)
                                                           ------------    ------------

Net Loss Before Income Taxes ...........................     (6,449,026)       (993,340)
Income Tax Expense (Benefit) ...........................          2,725           2,725
                                                           ------------    ------------

Net Loss Before Cumulative Effects of Accounting Change      (6,451,751)       (996,065)
Cumulative Effect of Accounting Change on Years Prior to
1998, Net of Taxes
                                                                   --           (84,732)

Net Loss ...............................................     (6,451,751)     (1,080,797)
                                                           ------------    ------------

Less: Preferred Dividends ..............................           --           952,296
                                                           ------------    ------------
Net Loss To Common Stockholders ........................   $ (6,451,751)   $ (2,033,093)
                                                           ============    ============

Basic Loss Per Common Share: ...........................   $      (0.24)   $      (0.16)
                                                           ============    ============

Weighted Average Number of Common Shares ...............     26,406,856      13,062,921
                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999, AND 1998


                                                                 Common Stock                             Additional
                                         Preferred Stock         To Be Issued           Common Stock        Paid-in      Retained
                                       -------------------   --------------------   ---------------------
                                        Shares     Amount      Shares     Amount      Shares      Amount    Capital      Deficit
                                       --------   --------   ----------  --------   ----------   --------  ----------   ----------

Balance at December 31, 1997 ........      --         --           --        --     12,733,805      1,273   2,244,299   (1,373,257)

March 1998, Series A Convertible

Preferred shares ....................        51       --           --        --           --         --       725,803         --

May 1998, Series B Convertible

Preferred shares ....................        64       --           --        --           --         --       967,903         --

May 1998, Series B Convertible

Preferred shares canceled ...........       (19)      --           --        --           --         --      (450,000)        --

September 1998, Series C Convertible

Preferred shares ....................        14       --           --        --           --         --       183,165         --

September 1998, Series B  Preferred

shares converted ....................        (7)      --           --        --        211,737         22         (22)        --

September 1998, Series D  Convertible

Preferred shares ....................        20       --           --        --           --         --       293,625         --

December 1998, Series B  Preferred

shares converted ....................        (5)      --           --        --        330,782         33         (33)        --

December 1998, Series A  Preferred

shares converted ....................        (5)      --           --        --        284,230         28         (28)        --

December 1998, share issued in
cancellation of short-term debt and
associated interest .................      --         --           --        --        500,000         50     269,629         --

December 1998, share issued in
cancellation of short-term debt .....      --         --      1,312,500       131    2,187,500        219   1,822,568         --

January through December 1998, share

issued in exchange for Leasehold ....      --
Improvements ........................      --         --           --        --         38,200          4      40,184

January through December 1998, share

issued in exchange for Services .....      --
                                                      --           --        --           --      154,501          15      164,011

Preferred dividend due to discounted
conversion rates ....................      --         --           --        --           --         --       952,296     (952,296)

Net loss for the year ...............      --         --           --    (1,080,797)
                                       --------   --------   ----------  --------   ----------   --------  ----------   ----------

Balance at December 31, 1998 ........       113       --      1,312,500       131   16,440,755      1,644   7,213,400   (3,406,350)

Shares issued .......................  (1,312,500)    (131)   1,312,500       131     (198,500)      --

Share issued in exchange for Property ,
Equipment, Goods and Services .......      --         --           --        --      1,824,044        182     281,043         --

Shares issued in cancellation of
short-term debt and associated interest    --         --           --        --      4,240,000        424   2,194,473         --

Series A  Preferred shares converted        (46)      --           --        --      2,760,288        276        (276)        --

Series B  Preferred shares converted        (31)      --           --        --      5,027,718        503        (503)        --

Series C  Preferred shares converted        (14)      --           --        --      3,967,510        397        (397)        --

Series D  Preferred shares converted        (20)      --           --        --      5,601,545        560        (560)        --

Convertible Debentures converted ....      --         --           --        --        700,320         70     130,380         --

Net loss for the year ...............      --         --           --        --           --         --          --     (6,451,751)
                                       --------   --------   ----------  --------   ----------   --------  ----------   ----------

Balance at December 31, 1999 ........         2   $   --     $     --    $   --     41,874,680   $  4,187  $9,619,060   $(9,858,101)
                                       ========   ========   ==========  ========   ==========   ========  ==========   ==========









   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998

                                                               1999           1998
                                                            -----------    -----------
Cash Flows From Operating Activities

   Net loss for the period ..............................   $(6,451,751)   $(1,080,797)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization ......................       336,531        305,170
     Cumulative Effect of Accounting Change .............          --           84,732
     Stock issued for services and expenses .............        82,725        246,623
     Loss on sake of assets .............................     4,359,377           --
     Decrease (Increase) in Receivables .................        15,422        (25,861)
     Decrease (Increase) in inventory ...................       138,065       (176,627)
     Decrease (Increase) in other assets ................          --          (20,910)
     Decrease (Increase) in prepaid expense .............       (68,109)        22,660
     Decrease (increase) in deposits ....................          --          (28,345)
     Increase in accounts payable and accrued liabilities       247,143         (1,103)
                                                            -----------    -----------
Net Cash Provided by (Used in) Operating Activities .....    (1,340,597)      (674,458)
                                                            -----------    -----------

Cash Flows From Investing Activities

   Investments ..........................................      (100,000)          --
   Purchase of property and equipment ...................      (695,567)    (4,627,664)
   Purchase of intangible assets ........................          --           (5,000)
                                                            -----------    -----------
Net Cash Provided by Investing Activities ...............      (795,567)    (4,632,664)
                                                            -----------    -----------

Cash Flows From Financing Activities

   Issuance of convertible preferred stock ..............          --        2,170,496
   Purchase of convertible preferred stock ..............          --         (450,000)
   Proceeds from convertible debenture ..................          --        1,343,449
   Advances from majority stockholders ..................       166,744        113,825
   Repayments of notes and advances .....................        (7,200)      (364,292)
   Proceeds from short-term notes payable ...............     1,842,663      2,395,000
                                                            -----------    -----------

Net Cash Provided by Financing Activities ...............     2,002,207      5,208,478
                                                            -----------    -----------

Increase (Decrease) in Cash .............................      (133,957)       (98,644)
Cash at beginning of period .............................       133,957        232,601
                                                            -----------    -----------

Cash at End of Period ...................................   $      --      $   133,957
                                                            ===========    ===========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998
                                   (Continued)

                                                           1999          1998
                                                        ----------    ----------
Supplemental Disclosure of Interest and
 Income Taxes Paid

   Interest paid during the period .................    $   70,348    $      295
                                                        ==========    ==========

   Income taxes paid during the period .............    $    2,725    $    4,225
                                                        ==========    ==========

Supplemental Disclosure of Non-cash Investing and Financing Activities

   Leasehold Improvements Acquired with Issuance

     of Common Stock ...............................    $  198,500    $   40,188
                                                        ==========    ==========

   Short-term Notes Settled with Issuance of

      Common Stock .................................    $2,194,897    $2,010,000
                                                        ==========    ==========




















   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998


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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly-owned subsidiarys, E.A.J. Holding Corporation, a Delaware corporation ("Holding"), E.A.J. PHL Airport, Inc. a Pennsylvania corporation, Eat At Joe's U. of P., Inc. a Pennsylvania corporation, E.A.J. Cherry Hill, Inc., a New Jersey corporation, Eat At Joe's Harborplace, Inc., a Maryland corporation, Eat At Joe's Neshaminy, Inc. a Pennsylvania corporation, Eat At Joe's Plymouth, Inc., a Pennsylvania corporation, E.A.J. Echelon Mall, Inc., a New Jersey corporation, E.A.J. Gallery, Inc., a Pennsylvania corporation, E.A.J. Moorestown, Inc., a New Jersey CORPORATION, E.A.J. SHOPPINGTOWN,INC., A NEW YORK CORPORATION, EAT AT JOE'S U OF P 40TH Street, Inc., a Pennsylvania corporation, Eat at Joe's Owings Mills, Inc., a Maryland corporation, and 1337855 Ontario. All significant intercompany accounts and transactions have been eliminated.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998
                                   (Continued)


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

                  Furniture & Fixtures                        5-10 years
                  Equipment                                   5- 7 years
                  Leasehold improvements                      8-15 years

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998
                                   (Continued)



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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998
                                   (Continued)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

EARNINGS (LOSS) PER SHARE

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for 1999 and 1998 and are thus not considered.

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                      For the Year Ended 1998
                     ----------------------------------------------------------
                                                                Per Share
                          Income              Shares              Amount
                     ------------------  ------------------  ------------------

Basic EPS
Net Loss to common
shareholders         $       (2,033,093)         13,062,921  $           (0.16)

                     ==================  ==================  ==================


                                       For the Year Ended 1999
                     ----------------------------------------------------------
                                                                 Per Share
                          Income              Shares              Amount
                     ------------------  ------------------  ------------------

Basic EPS
Net Loss to common
shareholders         $       26,406,856          (6,451,751) $            (0.24)
                     ==================  ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998
                                   (Continued)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  in  the  1998  financial statements to conform with the 1999 presentation.

NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 1999 and 1998. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $2,040,000 and $349,000 for the years ended December 31, 1999 and 1998 respectively, are the result of net operating losses.

         The Company has recorded net deferred income taxes in the accompany consolidated balance sheets as follows:

                                                          As at December 31,
                                                      -------------------------
                                                          1999          1998
                                                      ------------  -----------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses       $  2,829,000  $   736,000
Valuation allowance                                     (2,829,000)    (736,000)
                                                      ------------  -----------
Net Deferred Income Tax                               $       --    $      --
                                                      ============  ===========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998
                                   (Continued)


NOTE 3 - INCOME TAXES (CONTINUED)

         As of December 31, 1999, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $8,320,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between December 31, 2003 and 2013. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $2,829,000 as of December 31, 1999. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                          As at December 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
Benefit at the federal statutory rate of 34%         $  2,040,000  $    349,000
Nondeductible expenses                                       --            --
                                                     ------------  ------------
Utilization of net operating loss carryforward       $  2,040,000  $   (349,000)
                                                     ------------  ------------
                                                     $       --    $       --
                                                     ============  ============

NOTE 4 - PURCHASE OF SUBSIDIARIES

         The Company has entered into a non-binding letter of intent to acquire a 16 unit regional restaurant chain. Either party to the letter may terminate the letter of intent without penalty. The parties have agreed to proceed toward negotiation of a mutually agreeable purchase agreement. No assurances can be given that the purchase of the restaurant chain will be completed.

         In March of 1999, 1337855 Ontario, Inc. ("Ontario"), wholly owned subsidiary of the Company entered into a purchase agreement with Koo Koo Roo Canada Limited (Koo Koo Roo) to acquire certain assets and assume certain liabilities of that company. Koo Koo Roo is a California-based casual dining, quick service restaurant chain featuring skinless flame broiled chicken, roasted hand-carved turkey and made-to-order tossed salads and specialty sandwiches. In

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998
                                   (Continued)


NOTE 4 - PURCHASE OF SUBSIDIARIES (CONTINUED)

consideration for its payment of approximately $375,000, Ontario acquired (1) a 20 year exclusive license agreement in Canada with a 20 year renewal term to operate Koo Koo Roo restaurants; (2) re-negotiated the leases to operate 3 existing Koo Koo Roo locations in Toronto, and (3) satisfied outstanding debt obligations due the second lender to Koo Koo Roo.

NOTE 5 - RENT AND LEASE EXPENSE

         The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

         The minimum future lease payments under these leases for the next five years are:

              Year Ended December 31,                Real Property   Equipment
         ----------------------------------           -----------  ------------
                  2000                                $   360,036  $       --
                  2001                                    360,036          --
                  2002                                    360,036          --
                  2003                                    360,036          --
                  2004                                    360,036          --
                  Thereafter                            2,196,492          --
                                                      -----------  ------------

                  Total minimum future lease payments $ 3,996,672  $       --
                                                      ===========  ============

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company utilized office space that is shared with companies controlled by two officers of the Company. During 1998 Cozco Management received $36,387, as reimbursement for rent, telephone, equipment, travel, automotive salaries and other shared expenses. During 1999 and 1998 the two officers and/or companies controlled by the two officers paid expenses and made advances to the Company. As of December 31, 1999, $724,760 in advances was due to officers and directors of the Company.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998
                                   (Continued)


NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

         Holders of Convertible Preferred Stock received 17,357,061 shares of the Company's Common stock during 1999 in conversion of 46 shares of Series A, 31 shares of Series B, 14 shares of Series C and 20 Shares of Series D
Convertible  Preferred  Stock.  As of  December  31, 1999 there were 2 shares of
Convertible Preferred Stock outstanding which were converted subsequent to December 31, 1999.

         During 1999, holders of $130,450 of Convertible debentures received 700,320 shares of Common Stock on conversion of debentures.

         The following table sets forth the options and warrants outstanding as of December 31, 1999 and 1998.

                                                                      1999            1998
                                                                 --------------   --------------

Options & warrants outstanding, beginning of year                     1,247,750        1,100,000

         Granted                                                           --          1,247,750
         Expired                                                           --         (1,060,000)
         Exercised                                                         --            (40,000)
                                                                 --------------   --------------

Options & warrants outstanding, end of year                           1,247,750        1,247,750
                                                                 ==============   ==============

Exercise price for options & warrants outstanding, end of year   $0.50 to $1.79   $0.50 to $1.79
                                                                 ==============   ==============

NOTE 8 - CONTINGENCIES

Various Rouse Corporation Entities have brought litigation against various Eat At Joe's Entities.

         The subject litigation was instituted by Cherry Hill Center, Inc., Echelon Mall Joint Venture, Owings Mills Limited Partnership and Plymouth Meeting Mall, Inc. against Eat At Joe's, Cherry Hill, Inc. t/a Eat At Joe's, E.A.J. Holding Corporation, E.A.J. Echelon Mall, Inc. t/a Eat At Joe's Express, Eat At Joe's Limited, Eat At Joe's Owings Mills, Inc. t/a Eat At Joe's and Eat At Joe's Plymouth Meeting, Inc. t/a Eat At Joe's. Each of the Plaintiffs is the Landlord for the corresponding Eat At Joe's entity, each of which Eat At Joe's Entities are single purpose entities. E.A.J. Holding

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998
                                   (Continued)


NOTE 8 - CONTINGENCIES CONTINUED)

Corporation was named as a party because it is a Guarantor of the leases. To the best of my knowledge, none of the Eat At Joe's Defendants have any assets or are currently engaged in any actively ongoing business activity. Therefore, any potential judgment against them in the action will be uncollectible.

         In response to the Complaint of the Plaintiffs, the Defendants asserted various defenses and Counterclaims against the Plaintiffs and certain additional Rouse-related Third-Party Defendants based upon fraud, consumer fraud, tortuous interference with prospective economic advantage, negligent misrepresentation and breach of the duty of good faith and fair dealing. Eat At Joe's Moorestown, Inc. joined in the case as a Third-Party Plaintiff to assert similar claims against certain of the Rouse-related entities. It is very difficult to predict the outcome of this case. Plaintiffs' claims totaled approximately $830,000.00 as of the date of the filing of the Complaint. Additionally, Plaintiffs are seeking judgment for additional rent which comes due under the leases between the time of the filing of the Complaint and the entry of the judgment together with their costs and attorney's fees. The Eat At Joe's Defendants and Third-Party Plaintiffs seek damages in the form of recovery of Eat At Joe's improvements to the various leaseholds totaling in excess of $4,000,000.00.

         Counsel is presently attempting to negotiate a settlement of the entire litigation without adverse consequence to Eat At Joe's.

NOTE 9 - RESTAURANT CLOSURES

         During 1999, E.A.J. Cherry Hill, Inc., E.A.J. Gallery, Inc., Eat At Joe's Harborplace, Inc., E.A.J. Echelon Mall, Inc., and two of the 1337855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the accompanying financial statements as a loss on sale of assets at $4,359,377 for the year ended December 31, 1999.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999, AND 1998
                                   (Continued)


NOTE 10 - SELECTED FINANCIAL DATA (UNAUDITED)

         The following table set forth certain unaudited quarterly financial information:

                                                   1998 QUARTERS ENDED
                                   --------------------------------------------------------
                                      Mar 31         Jun 30         Sep 30        Dec 31
                                   -----------    -----------    -----------    -----------
Income statement data:
   Net sales ...................   $   147,347    $   316,397    $   817,129    $ 1,238,382
   Gross profit ................        85,312        157,461        613,654        960,347
   Income (loss) from
     operations before
     depreciation & amortization      (372,638)      (289,480)        31,447        100,450
   Loss from operations ........      (394,589)      (329,038)       (47,858)       (63,906)
Other income ...................        (8,931)        (4,941)       (78,235)       (65,842)
Loss before taxes ..............      (403,520)      (333,979)      (126,093)      (129,748)
Income tax (provision) benefit .           682            681            681            681
Net Income (Loss) ..............   $  (488,934)   $  (334,660)   $  (126,774)   $  (130,429)
                                   ===========    ===========    ===========    ===========

                                                   1999 QUARTERS ENDED
                                   --------------------------------------------------------
                                      Mar 31         Jun 30         Sep 30        Dec 31
                                   -----------    -----------    -----------    -----------
Income statement data:
   Net sales ...................   $   846,995    $ 1,091,321    $   849,716    $   673,143
   Gross profit ................       588,915        661,481        374,672        370,891
   Income (loss) from
     operations before
     depreciation & amortization        39,641       (282,217)      (592,926)      (448,589)
   Loss from operations ........      (114,665)      (458,104)      (765,557)      (555,380)
Other income ...................       (53,462)       (45,860)    (1,429,643)    (3,026,354)
                                   -----------    -----------    -----------    -----------
Loss before taxes ..............      (168,127)      (503,964)    (2,195,200)    (3,581,734)
Income tax (provision) benefit .          (682)          (681)
                                                                        (681)          (681)
                                   -----------    -----------    -----------    -----------
Net Income (Loss) ..............   $  (168,809)   $  (504,645)   $(2,195,881)   $(3,582,415)
                                   ===========    ===========    ===========    ===========
