Form 10QSB
period 2000-03-31
EAT AT JOES LTD
filed 2000-05-12
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000
                                                ----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                         Commission file number 33-20111
                                                --------

                                Eat at Joe's Ltd.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               75-2636283
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

          670 White Plains Road, Suite 120, Scarsdale, New York, 10583
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2000 43,578,303
                                                  -----------------------------

           Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT



Eat at Joe's, Ltd.


           We have reviewed the accompanying balance sheets of Eat at Joe's, Ltd. as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

           We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

           Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                    Respectfully submitted

                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 4, 2000

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                       March 31,    December 31,
                                                        2000           1999
                                                     -----------    -----------
ASSETS
Current Assets:

Cash and cash equivalents ........................   $      --      $      --
Receivables ......................................         2,032         10,439
Inventory ........................................        35,716         46,050
Prepaid expense ..................................        79,440         76,442
Deposits .........................................         1,710          1,710
                                                     -----------    -----------

     Total Current Assets ........................       118,898        134,641
                                                     -----------    -----------

Property and equipment:
Equipment ........................................       879,481        879,441
Furniture & Fixtures .............................        47,239         47,239
Leasehold improvements ...........................     2,212,291      2,212,291
                                                     -----------    -----------
                                                       3,139,011      3,138,971
Less accumulated depreciation ....................      (644,336)      (547,669)
                                                     -----------    -----------

                                                       2,494,675      2,591,302
                                                     -----------    -----------

Other Assets:
Investments ......................................       100,000        100,000
Intangible and other assets net of amortization
  of $33,160 and $28,884, respectively ...........       121,707        125,954
                                                     -----------    -----------

     Total Assets ................................   $ 2,835,280    $ 2,951,897
                                                     ===========    ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                     March 31,      December 31,
                                                       2000            1999
                                                   ------------    ------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities .......   $    742,141    $    735,775
Short-term notes payable .......................        374,139         342,926
Shareholders loans .............................        839,642         724,760
                                                   ------------    ------------


     Total Current Liabilities .................      1,955,922       1,803,461
                                                                   ------------

                                                   ------------    ------------

Convertible Debentures, Net of Issue Costs .....      1,287,309       1,383,290
                                                   ------------    ------------

     Total Liabilities .........................      3,243,231       3,186,751
                                                   ------------    ------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value. 10,000,000
   shares authorized; -0- and 2 shares issued
   and outstanding .............................           --              --
Common Stock - $0.0001 par value ...............     50,000,000
   shares Authorized.43,578,303 and 41,874,680
   issued and outstanding, respectively ........          4,358           4,187
Additional paid-in capital .....................      9,773,056       9,619,060
Retained deficit ...............................    (10,185,365)     (9,858,101)
                                                   ------------    ------------

     Total Stockholders' Equity ................       (407,951)       (234,854)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $  2,835,280    $  2,951,897
                                                   ============    ============












                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                   For the three months ended
                                                           March 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------

Revenues .....................................    $    532,114     $    846,995
Cost of Revenues .............................         195,853          258,080
                                                  ------------     ------------
Gross Margin .................................         336,261          588,915

Expenses

   Labor and Related Expenses ................         238,258          374,407
   Rent ......................................          61,710           48,248
   Other General and Administrative ..........         229,616          126,619
                                                  ------------     ------------
Income (Loss) Before Depreciation
      and Amortization .......................        (193,323)         (39,641)
   Depreciation and Amortization .............         100,913          154,306
                                                  ------------     ------------

Net Loss from Continuing Operations ..........        (294,236)        (114,665)
                                                  ------------     ------------

Other Income (Expense)
   Interest, Net .............................         (32,553)         (53,669)
                                                  ------------     ------------

Net Loss Before Income Taxes .................        (326,789)        (168,334)
Income Tax Expense (Benefit) .................             475              475
                                                  ------------     ------------

Net Loss To Common Stockholders ..............    $   (327,264)    $   (168,809)
                                                  ============     ============

Basic and Diluted Loss Per Common Share ......    $      (0.01)    $      (0.01)
                                                  ============     ============

Weighted Average Number of Common Shares .....      42,943,178       18,447,889
                                                  ============     ============










                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          For the three months ended
                                                                   March 31,
                                                            ----------------------
                                                               2000         1999
                                                            ---------    ---------
Cash Flows From Operating Activities
   Net loss for the period ..............................   $(327,264)   $(168,809)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization ......................     100,913      154,306
     Stock issued for services and expenses .............      29,167       10,000
     Decrease (Increase) in Receivables .................       8,407       (6,324)
     Decrease (Increase) in inventory ...................      10,334     (255,101)
     Decrease (Increase) in other assets ................        --       (614,736)
     Decrease (Increase) in prepaid expense .............      (2,998)      (7,696)
     Increase in accounts payable and accrued liabilities      35,228      163,528
                                                            ---------    ---------
Net Cash Provided by (Used in) Operating Activities .....    (146,213)    (724,832)
                                                            ---------    ---------

Cash Flows From Investing Activities

   Purchase of property and equipment ...................        --       (114,845)
                                                            ---------    ---------
Net Cash Provided by Investing Activities ...............        --       (114,845)
                                                            ---------    ---------

Cash Flows From Financing Activities

   Advances from majority stockholders ..................     115,000         --
   Proceeds from short-term notes payable ...............      31,213      895,000
                                                            ---------    ---------

Net Cash Provided by Financing Activities ...............     146,213      895,000
                                                            ---------    ---------

Increase (Decrease) in Cash .............................        --         55,323
Cash at beginning of period .............................        --        133,957
                                                            ---------    ---------

Cash at End of Period ...................................   $    --      $ 189,280
                                                            =========    =========


Supplemental Disclosure of Interest and Income Taxes Paid

   Interest paid during the period ......................   $    --           --
                                                            =========    =========
   Income taxes paid during the period ..................   $     700    $   2,725
                                                            =========    =========

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None

                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           This summary of accounting policies for Eat At Joe's, Ltd. And subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

           The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Earnings (Loss) Per Share

           Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for 2000 and 1999 and are thus not considered.

           The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                      For the three months ended March 31, 2000
                                      -----------------------------------------
                                                                      Per Share
                                        Income          Shares         Amount
                                      ----------      ----------     ----------
                                     (Numerator)    (Denominator)
Basic EPS
Net Loss to common
shareholders ....................     $ (327,264)     42,943,178     $    (0.01)
                                      ==========      ==========     ==========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Earnings (Loss) Per Share (Continued)

                                      For the three months ended March 31, 1999
                                      -----------------------------------------
                                                                      Per Share
                                        Income          Shares         Amount
                                      ----------      ----------     ----------
                                     (Numerator)    (Denominator)
Basic EPS
Net Loss to common
shareholders ....................     $ (168,809)     18,447,889     $    (0.01)
                                      ==========      ==========     ==========

Reclassifications

           Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation.

NOTE 2 - SHORT-TERM NOTES PAYABLE

           Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2000 and December 31, 1999. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


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

NOTE 5 - RENT AND LEASE EXPENSE

           The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

           The minimum future lease payments under these leases for the next five years are:

        Year Ended December 31,                     Real Property    Equipment
---------------------------------------               -----------   -----------
           2000                                       $   360,036   $      --
           2001                                           360,036          --
           2002                                           360,036          --
           2003                                           360,036          --
           2004                                           360,036          --
           Thereafter                                   2,196,492          --
                                                      -----------   -----------

           Total minimum future lease payments        $ 3,996,672   $      --
                                                      ===========   ===========

           The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


NOTE 6 - RELATED PARTY TRANSACTIONS

           During the three months ended March 31, 2000 and the years1999 and 1998 the two officers and/or companies controlled by the two officers paid expenses and made advances to the Company. As of March 31, 2000, $839,642 in advances was due to officers and directors of the Company.

NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

           Holders of Convertible Preferred Stock received 17,357,061 shares of the Company's Common stock during the three months ended March 31, 2000 and the year 1999 in conversion of 46 shares of Series A, 33 shares of Series B, 14 shares of Series C and 20 Shares of Series D Convertible Preferred Stock.

           During the three months ended March 31, 2000 and the year 1999, holders of Convertible debentures received 1,200,320 shares of Common Stock on conversion of debentures.

           The following table sets forth the options and warrants outstanding as of March 31, 2000 and December 31, 1999.

                                                          March 31,    December 31,
                                                             2000         1999
                                                          ---------    ---------

Options & warrants outstanding, beginning of year ....    1,247,750    1,247,750

           Granted ...................................         --           --
           Expired ...................................         --           --
           Exercised .................................         --           --
                                                          ---------    ---------

Options & warrants outstanding, end of year ..........    1,247,750    1,247,750
                                                          =========    =========

Exercise price for options & warrants outstanding,
end of period ...................................... $0.50 to $1.79    $0.50 to $1.79
                                                     ==============    ==============

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. From December 12, 1995 to November 1997 the Company was a development stage company and had not begun principal operations. During November and December, 1997 two restaurants were opened and began operations. Two restaurants were opened, during May 1998, and three restaurants were opened during third quarter 1998 (1 per month) and one restaurant was opened began operations during October 1998. During march 1999 the Company purchased and began operating three restaurants in Ontario Canada. During second and third quarter of 1999, four U.S. restaurants and two Canadian restaurants were closed and substantially all assets and leasehold improvements abandoned.

After its review of over one year of operating revenues from the four U.S. units, management decided to cease operations and cut any negative cash drain from these units. Also, in contemplating acquisitions, there would be an overlap of use clauses in every center where these units were located. When management carefully reviewed the two Canada locations, although high-profile, the economic costs of occupancy made continuing operations unfeasible without expending additional capital of which management felt would be utilized more prudently within existing already cash-flow positive units. Management believes these closings will strengthen cash flows position after the initial close down costs.

During the three months ended March 31, 2000 the company operated five restaurants. During the three months ended March 31, 2000 the Company operated eight restaurants.

Total Revenues - For the three months ended March 31, 2000 and 1999, the Company had total sales of approximately $532,000 and $847,000 respectively.

Costs and Expenses - For the three months ended March 31, 2000 and 1999, the Company had a net loss from operations of approximately $295,000 and $115,000 respectively. The net loss for 2000 reflects certain fixed costs spread across fewer revenues due to restaurant closures. The Company expects to be able to reduce these costs and/or increase the amount of revenues to cover costs and expenses in the future.

Other Income (Expense), Net - For the 1ST quartet 2000 and 1999 the Company reported net other expenses in the amount of approximately $33,000 and $54,000 . These expenses primarily represent accrued interest on short term notes.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2000 and 1999, the Company used approximately $146,000 and $725,000 in cash flow from operating activities.

During the three months ended March 31, 1999 the company paid approximately $115,000 for property and equipment.

During the three months ended March 31, 2000 and 1999 the Company borrowed approximately $146,000 and $895,000, respectively from shareholder advances and short-term notes. The $895,000 from was converted into Common Stock of the Company during 1999.

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

Item 2.  Changes in Securities

           Holders of Convertible Preferred Stock received 1,086,957 shares of the Company's Common stock during the three months ended March 31, 2000 in conversion of Convertible Preferred Stock, as previously reported in Form 10-KSB for December 31, 1999.

           During the three months ended March 31, 2000, holders of Convertible debentures received 500,000 shares of Common Stock on conversion of debentures.

Item 3.  Defaults Upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None

Item 5.  Other Information

           None.

Item 6.  Exhibits and Reports on Form 8-K

           The  Company  did not file a report on Form 8-K  during  1st  quarter
2000.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EAT AT JOE'S LTD.
                               ------------------
                                  (Registrant)





DATE:     May 11, 2000             By:    /s/ Joseph Fiore
       --------------------               -------------------
                                          Joseph Fiore
                                          C.E.O., Chairman, Secretary, Director

DATE:     May 11, 2000             By:    /s/ Gary Usling
       --------------------               ------------------
                                          Gary Usling
                                          C.F.O., Director