Form 10QSB
period 2000-06-30
EAT AT JOES LTD
filed 2000-08-10
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000
                                                 ---------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as OF THE LATEST PRACTICAL DATE: JUNE 30, 2000 43,578,303
                                                   ----------------------------

         Transitional Small Business Disclosure Format (check one).
YES      ;  NO   X
    ----       ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT



Eat at Joe's, Ltd.


         We have reviewed the accompanying balance sheets of Eat at Joe's, Ltd. as of June 30, 2000 and December 31, 1999, and the related statements of operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                                  Respectfully submitted


                                                  /s/ Robison, Hill & Co.
                                                  Certified Public Accountants

Salt Lake City, Utah
August 8, 2000

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                       June 30,     December 31,
                                                         2000           1999
                                                     -----------    -----------
ASSETS
Current Assets:

Cash and cash equivalents ........................   $    32,912    $      --
Receivables ......................................         2,032         10,439
Inventory ........................................        30,246         46,050
Prepaid expense ..................................        79,320         76,442
Deposits .........................................         1,710          1,710
                                                     -----------    -----------

     Total Current Assets ........................       146,220        134,641
                                                     -----------    -----------

Property and equipment:
Equipment ........................................       879,481        879,441
Furniture & Fixtures .............................        47,239         47,239
Leasehold improvements ...........................     2,212,291      2,212,291
                                                     -----------    -----------
                                                       3,139,011      3,138,971
Less accumulated depreciation ....................      (740,979)      (547,669)
                                                     -----------    -----------

                                                       2,398,032      2,591,302
                                                     -----------    -----------

Other Assets:
Investments ......................................       100,000        100,000
Intangible and other assets net of amortization
  of $37,376 and $28,884, respectively ...........       117,461        125,954
                                                     -----------    -----------

     Total Assets ................................   $ 2,761,713    $ 2,951,897
                                                     ===========    ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                             June 30,     December 31,
                                                              2000            1999
                                                          ------------    ------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities ..............   $    667,938    $    735,775
Short-term notes payable ..............................        370,207         342,926
Shareholders loans ....................................        995,890         724,760
                                                          ------------    ------------

     TOTAL CURRENT LIABILITIES ........................      2,034,035       1,803,461
                                                          ------------    ------------

Convertible Debentures, Net of Issue Costs ............      1,316,380       1,383,290
                                                          ------------    ------------

     Total Liabilities ................................      3,350,415       3,186,751
                                                          ------------    ------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   authorized; -0- and 2 shares issued and outstanding            --              --
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.43,578,303 and 41,874,680 issued and
   Outstanding, respectively ..........................          4,358           4,187
Additional paid-in capital ............................      9,773,056       9,619,060
Retained deficit ......................................    (10,366,116)     (9,858,101)
                                                          ------------    ------------

     Total Stockholders' Equity .......................       (588,702)       (234,854)
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $  2,761,713    $  2,951,897
                                                          ============    ============








                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                           For the three months ended      For the six months ended
                                                    June 30,                        June 30,
                                          ----------------------------    ----------------------------
                                              2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------

Revenues ..............................   $    464,063    $  1,091,321    $    996,177    $  1,938,316
Cost of Revenues ......................        168,368         429,840         364,221         687,920
                                          ------------    ------------    ------------    ------------
Gross Margin ..........................        295,695         661,481         631,956       1,250,396

Expenses

   Labor and Related Expenses .........        153,377         595,331         391,635         969,738
   Rent ...............................         36,632          80,613          98,342         128,861
   Other General and Administrative ...        152,410         267,278         382,026         393,422
                                          ------------    ------------    ------------    ------------
Income (Loss) Before Depreciation and .        (46,724)       (281,741)       (240,047)       (241,625)
Amortization
   Depreciation and Amortization ......        100,889         175,887         201,802         330,193
                                          ------------    ------------    ------------    ------------

Net Loss from Continuing Operations ...       (147,613)       (457,628)       (441,849)       (571,818)
                                          ------------    ------------    ------------    ------------

Other Income (Expense)
   Interest, Net ......................        (32,663)        (46,543)        (65,216)       (100,687)
                                          ------------    ------------    ------------    ------------

Net Loss Before Income Taxes ..........       (180,276)       (504,171)       (507,065)       (672,505)
Income Tax Expense (Benefit) ..........            475             475             950             950
                                          ------------    ------------    ------------    ------------

Net Loss To Common Stockholders .......   $   (180,751)   $   (504,646)   $   (508,015)   $   (673,455)
                                          ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE   $       0.00    $      (0.02)   $      (0.01)   $      (0.03)
                                          ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES ........     43,578,303      22,454,904      43,152,397      20,462,466
                                          ============    ============    ============    ============




                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             For the six months ended
                                                                     June 30,
                                                            --------------------------
                                                                2000           1999
                                                            -----------    -----------
Cash Flows From Operating Activities

   Net loss for the period ..............................   $  (508,015)   $  (673,455)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization ......................       201,802        330,193
     Stock issued for services and expenses .............        29,167         87,755
     Decrease (Increase) in Receivables .................         8,407         (8,616)
     Decrease (Increase) in inventory ...................        15,805       (273,345)
     Decrease (Increase) in other assets ................          --         (480,516)
     Decrease (Increase) in prepaid expense .............        (2,878)       (71,730)
     Increase in accounts payable and accrued liabilities       (13,839)        19,221
                                                            -----------    -----------
Net Cash Provided by (Used in) Operating Activities .....      (269,551)    (1,070,493)
                                                            -----------    -----------

Cash Flows From Investing Activities

   Purchase of property and equipment ...................          --         (656,103)
                                                            -----------    -----------
Net Cash Provided by Investing Activities ...............          --         (656,103)
                                                            -----------    -----------

Cash Flows From Financing Activities

   Advances from majority stockholders ..................       271,250           --
   Proceeds from short-term notes payable ...............        31,213      1,697,663
                                                            -----------    -----------

Net Cash Provided by Financing Activities ...............       302,463      1,697,663
                                                            -----------    -----------

Increase (Decrease) in Cash .............................        32,912        (28,933)
Cash at beginning of period .............................          --          133,957
                                                            -----------    -----------

Cash at End of Period ...................................   $    32,912    $   105,024
                                                            ===========    ===========


Supplemental Disclosure of Interest and Income Taxes Paid

   Interest paid during the period ......................   $      --      $      --
   Income taxes paid during the period ..................   $       700    $       150

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:
    Common Stock Issued For:
        Property and Equipment ..........................   $      --      $   122,500
        Debt converted to equity ........................   $      --      $ 1,500,000

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

         The unaudited financial statements as of June 30, 2000 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly-owned subsidiaries, E.A.J. Holding Corporation, a Delaware corporation ("Holding"), E.A.J. PHL Airport, Inc. a Pennsylvania corporation, Eat At Joe's U. of P., Inc. a Pennsylvania corporation, E.A.J. Cherry Hill, Inc., a New Jersey corporation, Eat At Joe's Harborplace, Inc., a Maryland corporation, Eat At Joe's Neshaminy, Inc. a Pennsylvania corporation, Eat At Joe's Plymouth, Inc., a Pennsylvania corporation, E.A.J. Echelon Mall, Inc., a New Jersey corporation, E.A.J. Gallery, Inc., a Pennsylvania corporation, E.A.J. Moorestown, Inc., a New Jersey corporation, E.A.J. SHOPPINGTOWN,INC., A NEW YORK CORPORATION, EAT AT JOE'S U OF P 40TH Street, Inc., a Pennsylvania corporation, Eat at Joe's Owings Mills, Inc., a Maryland corporation, and 1337855 Ontario. All significant inter-company accounts and transactions have been eliminated.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                   Per-Share
                                       INCOME        SHARES         AMOUNT
                                       ------        ------         ------
                                     (Numerator)  (Denominator)

                                     FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                      ----------------------------------------
Basic Loss per Share
Loss to common shareholders        $    (180,751)     43,578,303  $        0.00
                                   =============  ==============  =============

                                       FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                       --------------------------------------
Basic Loss per Share
Loss to common shareholders        $    (508,015)     43,152,397  $       (0.01)
                                   =============  ==============  =============

                                     FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                     ----------------------------------------
Basic Loss per Share
Loss to common shareholders        $    (504,646)     22,454,904  $       (0.02)
                                   =============  ==============  =============

                                       FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                       --------------------------------------
Basic Loss per Share
Loss to common shareholders        $    (673,455)     20,462,466  $       (0.03)
                                   =============  ==============  =============

         The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  in  the  1999  financial statements to conform with the 2000 presentation.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of June 30, 2000 and December 31, 1999. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of June 30, 2000, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $8,320,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between December 31, 2003 and 2013. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $2,829,000 as of June 30, 2000. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - RENT AND LEASE EXPENSE

         The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

         The minimum future lease payments under these leases for the next five years are:

     Year Ended December 31,             Real Property         Equipment
---------------------------------      -----------------   -----------------
         2000                          $         360,036   $               -
         2001                                    360,036                   -
         2002                                    360,036                   -
         2003                                    360,036                   -
         2004                                    360,036                   -
         Thereafter                            2,196,492                   -
                                       -----------------   -----------------

 Total minimum future lease payments   $       3,996,672   $               -
                                       =================   =================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2000 and the years1999 and 1998 the two officers and/or companies controlled by the two officers paid expenses and made advances to the Company. As of June 30, 2000, $995,892 in advances was due to officers and directors of the Company.

NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

         Holders of Convertible Preferred Stock received 17,357,061 shares of the Company's Common stock during the three months ended June 30, 2000 and the year 1999 in conversion of 46 shares of Series A, 33 shares of Series B, 14 shares of Series C and 20 Shares of Series D Convertible Preferred Stock.

         During the six months ended June 30, 2000 and the year 1999, holders of Convertible debentures received 1,200,320 shares of Common Stock on conversion of debentures.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

(CONTINUED)

         The following table sets forth the options and warrants outstanding as of June 30, 2000 and December 31, 1999.

                                                       June 30,     December 31,
                                                         2000          1999
                                                     ------------  ------------

Options & warrants outstanding, beginning of year       1,247,750     1,247,750

         Granted                                                -             -
         Expired                                                -             -
         Exercised                                              -             -
                                                     ------------  ------------

Options & warrants outstanding, end of year             1,247,750     1,247,750
                                                     ============  ============

Exercise price for options & warrants outstanding,
end of period                                      $0.50 to $1.79 $0.50 to $1.79
                                                     ============  ============

NOTE 8 - RESTAURANT CLOSURES

         During third and fourth quarter 1999, E.A.J. Cherry Hill, Inc., E.A.J. Gallery, Inc., Eat At Joe's Harborplace, Inc., E.A.J. Echelon Mall, Inc., and two of the 1337855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the finnancial statements as a loss on sale of assets at $4,359,377 for the year ended December 31, 1999.

NOTE 9 - SUBSEQUENT EVENTS

         On July 1, 2000, the Company opened a new restaurant in Toronto, Ontario. The restaurant is called "Mediterraneo" and offers primarily Italian Cuisine

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

         During the six months ended June 30, 2000 the company operated five restaurants. During the six months ended June 30, 1999 the Company operated eight restaurants.

Total Revenues - For the three months ended June 30, 2000 and 1999, the Company had total sales of approximately $464,000 and $1,091,000 respectively. For the six months ended June 30, 2000 and 1999, the Company had total sales of approximately $996,000 and $1,938,000 respectively.

Costs and Expenses - For the three months ended June 30, 2000 and 1999, the Company had a net loss from operations of approximately $148,000 and $458,000 respectively. For the six months ended June 30, 2000 and 1999, the Company had a net loss from operations of approximately $442,000 and $572,000 respectively. The net loss for 2000 reflects certain fixed costs spread across fewer revenues due to restaurant closures. The Company expects to be able to reduce these costs and/or increase the amount of revenues to cover costs and expenses in the future.

Other Income (Expense), Net - For the three months ended June 30, 2000 and 1999 the Company reported net other expenses in the amount of approximately $33,000 and $47,000 . For the six months ended June 30, 2000 and 1999 the Company reported net other expenses in the amount of approximately $65,000 and $101,000
 . These expenses primarily represent accrued interest on short term notes.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2000 and 1999, the Company used approximately $270,000 and $1,070,000 in cash flow from operating activities.

         During the six months ended June 30, 2000 and 1999 the company paid approximately $0 and $656,000 for property and equipment.

         During the six months ended June 30, 2000 and 1999 the Company borrowed approximately $302,000 and $1,698,000, respectively from shareholder advances and short-term notes. The $1,698,000 from was converted into Common Stock of the Company during 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various Rouse Corporation Entities ("Rouse") have brought litigation against various Eat At Joe's Entities ("Company").

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

         Effective as of June 22, 2000, the Company and Rouse entered into a Comprehensive Settlement Agreement and Mutual Release ("Agreement"), resolving any and all pending litigation and outstanding claims between them, including the satisfaction of any judgements which were entered against the Company by Rouse. Pursuant to the Agreement, the specific terms of the Agreement are to be kept confidential, however, in the opinion of the Company's management, the terms are favorable to all concerned and the monetary consideration exchanged does not have a material impact on the operations of the parties. Stipulation of Dismissal have been filed with the courts in all litigation matters pending as of June 22, 2000. Satisfactions of Judgement have been filed in all cased in which Rouse obtained judgements against the Company. The Agreement serves to release any and all claims between and among the parties which were raised or could have been raised in any of the court cases, including any and all claims that may have existed with respect to leases between and among the parties in the states of Pennsylvania, New Jersey and Maryland (the only states in which the Company dealt with Rouse) but not yet asserted; and all relationships and remaining leases (Moorestown Mall, Moorestown, New Jersey) between and among Rouse and the Company were terminated. Accordingly, at this time, the parties have no outstanding rights, claims, obligations or liabilities as to each other.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during 2nd quarter 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 EAT AT JOE'S LTD.
                                                ------------------
                                                   (Registrant)





DATE:     AUGUST 10, 2000                     BY:    /S/ JOSEPH FIORE
       -----------------------                    -------------------
                                                     Joseph Fiore
                                         C.E.O., Chairman, Secretary, Director

DATE:     AUGUST 10, 2000                     BY:    /S/ GARY USLING
       -----------------------                    ------------------
                                                     Gary Usling
                                                     C.F.O., Director