Form 10QSB
period 2000-09-30
EAT AT JOES LTD
filed 2000-11-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB
(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000
                                              ---------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                         Commission file number 33-20111

                                Eat at Joe's Ltd.
           --------------------------------------------------------
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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2000 44,394,967
                                               ------------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Eat at Joe's, Ltd.


         We have reviewed the accompanying balance sheets of Eat at Joe's, Ltd. as of September 30, 2000 and December 31, 1999, and the related statements of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                                  Respectfully submitted



                                                  /S/ ROBISON, HILL & CO.
                                                  Certified Public Accountants

Salt Lake City, Utah
November 9, 2000

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     September 30,  December 31,
                                                         2000           1999
                                                     -----------    -----------
ASSETS
Current Assets:
Cash and cash equivalents ........................   $    18,545    $      --
Receivables ......................................         2,032         10,439
Inventory ........................................        30,863         46,050
Prepaid expense ..................................        13,637         76,442
Deposits .........................................          --            1,710
                                                     -----------    -----------

     Total Current Assets ........................        65,077        134,641
                                                     -----------    -----------

Property and equipment:
Equipment ........................................       156,177        879,441
Furniture & Fixtures .............................        10,504         47,239
Leasehold improvements ...........................       595,670      2,212,291
                                                     -----------    -----------
                                                         762,351      3,138,971
Less accumulated depreciation ....................      (163,109)      (547,669)
                                                     -----------    -----------

                                                         599,242      2,591,302
                                                     -----------    -----------

Other Assets:
Investments ......................................       100,000        100,000
Intangible and other assets net of amortization ..       113,216        125,954
  of $41,621 and $28,884, respectively
                                                     -----------    -----------

     Total Assets ................................   $   877,535    $ 2,951,897
                                                     ===========    ===========

                      EAT AT JOE'S LTD., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)



                                                 September 30,      December 31,
                                                      2000              1999
                                                  ------------     ------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities .....    $    351,774     $    735,775
Short-term notes payable .....................         519,617          342,926
Shareholders loans ...........................       1,075,292          724,760
                                                  ------------     ------------

     Total Current Liabilities ...............       1,946,683        1,803,461
                                                  ------------     ------------

Convertible Debentures, Net of Issue Costs ...       1,346,035        1,383,290
                                                  ------------     ------------

     Total Liabilities .......................       3,292,718        3,186,751
                                                  ------------     ------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value ..........
   10,000,000 shares authorized;
   -0- and 2 shares issued and outstanding ...            --               --
Common Stock - $0.0001 par value .............
   50,000,000 shares Authorized ..............
   44,394,967 and 41,874,680 issued and
   Outstanding, respectively .................           4,440            4,187
Additional paid-in capital ...................       9,857,374        9,619,060
Retained deficit .............................     (12,276,997)      (9,858,101)
                                                  ------------     ------------

     Total Stockholders' Equity ..............      (2,415,183)        (234,854)
                                                  ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...    $    877,535     $  2,951,897
                                                  ============     ============




                See accompanying notes and accountants' report.

                      EAT AT JOE'S LTD., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                           For the three months ended      For the nine months ended
                                                  September 30,                  September 30,
                                          ----------------------------    ----------------------------
                                              2000            1999            2000           1999
                                          ------------    ------------    ------------    ------------

Revenues ..............................   $    543,864    $    849,717    $  1,540,041    $  2,788,033
Cost of Revenues ......................        242,232         475,045         606,453       1,162,965
                                          ------------    ------------    ------------    ------------
Gross Margin ..........................        301,632         374,672         933,588       1,625,068

Expenses
   Labor and Related Expenses .........        161,102         440,596         552,737       1,410,334
   Rent ...............................         62,273         102,448         160,615         379,930
   Other General and Administrative ...        216,352         272,921         598,378         666,463
                                          ------------    ------------    ------------    ------------
Income (Loss) Before Depreciation and
Amortization ..........................       (138,095)       (441,293)       (378,142)       (831,659)
   Depreciation and Amortization ......         27,484         172,631         229,286         502,824
                                          ------------    ------------    ------------    ------------

Net Loss from Continuing Operations ...       (165,579)       (613,924)       (607,428)     (1,334,483)
                                          ------------    ------------    ------------    ------------

Other Income (Expense)
   Interest, Net ......................        (40,018)        (32,553)       (105,234)       (133,120)
   Loss on Disposal of Assets .........     (1,704,809)     (1,400,307)     (1,704,809)     (1,400,307)
                                                                                          ------------

Net Loss Before Income Taxes ..........     (1,910,406)     (2,046,784)     (2,417,471)     (2,867,910)
Income Tax Expense (Benefit) ..........            475             475           1,425           1,425
                                          ------------    ------------    ------------    ------------

Net Loss To Common Stockholders .......   $ (1,910,881)   $ (2,047,259)   $ (2,418,896)   $ (2,869,335)
                                          ============    ============    ============    ============

Basic and Diluted Loss Per Common Share   $      (0.04)   $      (0.07)   $      (0.06)   $      (0.12)
                                          ============    ============    ============    ============

Weighted Average Common Shares ........     44,026,562      27,349,269      42,852,783      23,053,130
                                          ============    ============    ============    ============



                See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the nine months ended
                                                                           September 30,
                                                                    --------------------------
                                                                        2000           1999
                                                                    -----------    -----------
Cash Flows From Operating Activities
   Net loss for the period ......................................   $(2,418,896)   $(2,869,335)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization ..............................       229,286        502,824
     Stock issued for services, expenses & debenture conversions        238,567        139,548
     Loss on disposition of assets ..............................     1,704,809      1,400,307
     Decrease (Increase) in Receivables .........................         8,407        (10,876)
     Decrease (Increase) in inventory ...........................        15,188       (256,724)
     Decrease (Increase) in deposits ............................         1,710           --
     Decrease (Increase) in other assets ........................          --         (417,665)
     Decrease (Increase) in prepaid expense .....................        62,804        (60,807)
     Increase in accounts payable, accrued liabilities & interest      (157,922)       144,321
                                                                    -----------    -----------
Net Cash Provided by (Used in) Operating Activities .............      (316,047)    (1,428,407)
                                                                    -----------    -----------

Cash Flows From Investing Activities
   Purchase of property and equipment ...........................      (177,934)      (695,967)
                                                                    -----------    -----------
Net Cash Provided by Investing Activities .......................      (177,934)      (695,967)
                                                                    -----------    -----------

Cash Flows From Financing Activities
   Advances from majority stockholders ..........................       350,650        166,744
   Proceeds from short-term notes payable .......................       161,876      1,835,463
                                                                    -----------    -----------
Net Cash Provided by Financing Activities .......................       512,526      2,002,207
                                                                    -----------    -----------

Increase (Decrease) in Cash .....................................        18,545       (122,167)
Cash at beginning of period .....................................          --          133,957
                                                                    -----------    -----------
Cash at End of Period ...........................................   $    18,545    $    11,790
                                                                    ===========    ===========

Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period ..............................   $      --      $      --
   Income taxes paid during the period ..........................   $       700    $       225

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:
    Common Stock Issued For:
        Property and Equipment ..................................   $      --      $   198,500
        Debt converted to equity ................................   $   125,000    $ 2,255,000

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

         The unaudited financial statements as of September 30, 2000 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.
Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         During the nine months ended September 30, 2000, the Company changed the domicile of each of the following subsidiaries to Nevada; E.A.J. Hold, Inc., E.A.J. Shoppes, Inc., E.A.J. Cherry Hill, Inc., E.A.J. Innerharbor, Inc., E.A.J. Neshaminy, Inc., E.A.J. PM, Inc., E.A.J. Echelon, Inc., E.A.J. Market East, Inc., E.A.J. MO, Inc., E.A.J. Syracuse, Inc., E.A.J. Walnut Street, Inc., and E.A.J. Owings, Inc.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Principles of Consolidation

         The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly-owned subsidiaries, E.A.J. Hold, Inc., a Nevada corporation ("Hold"), E.A.J. PHL Airport, Inc., a Pennsylvania corporation, E.A.J. Shoppes, Inc., a Nevada corporation, E.A.J. Cherry Hill, Inc., a Nevada corporation, E.A.J. Innerharbor, Inc., a Nevada corporation, E.A.J. Neshaminy, Inc., a Nevada corporation, E.A.J. PM, Inc., a Nevada corporation, E.A.J.
Echelon, Inc., a Nevada corporation, E.A.J. Market East, Inc., a Nevada corporation, E.A.J. MO, Inc., a Nevada corporation, E.A.J. Syracuse, Inc., a Nevada corporation, E.A.J. Walnut Street, Inc., a Nevada corporation, E.A.J. Owings, Inc., a Nevada corporation, and 1398926 Ontario, Inc. and 1337855 Ontario, Inc., British Columbia corporations. All significant inter-company accounts and transactions have been.

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
                  Leasehold improvements                      8-15 years

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                       Per-Share
                                           Income         Shares        Amount
                                           ------         ------        ------
                                         (Numerator)   (Denominator)

                                  For the three months ended September 30, 2000
                                  ---------------------------------------------
Basic Loss per Share
Loss to common shareholders ..........   $(1,910,881)    44,026,562   $   (0.04)
                                         ===========    ===========   =========

                                   For the nine months ended September 30, 2000
                                   --------------------------------------------
Basic Loss per Share
Loss to common shareholders ..........   $(2,418,896)    42,852,783   $   (0.06)
                                         ===========    ===========   =========

                                  For the three months ended September 30, 1999
                                  ---------------------------------------------
Basic Loss per Share
Loss to common shareholders ..........   $(2,047,259)    27,349,269   $   (0.07)
                                         ===========    ===========   =========

                                   For the nine months ended September 30, 1999
                                   --------------------------------------------
Basic Loss per Share
Loss to common shareholders ..........   $(2,869,335)    23,053,130   $   (0.12)
                                         ===========    ===========   =========

         The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2000 and 1999 and are thus not considered.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Reclassifications

         Certain   reclassifications  have  been  made  in  the  1999  financial statements to conform with the 2000 presentation.

NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2000 and December 31, 1999. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of September 30, 2000, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $8,320,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between December 31, 2003 and 2013. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $2,829,000 as of September 30, 2000. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

         On July 1, 2000, the Company opened a new restaurant in Toronto, Ontario. The restaurant is called "Mediterraneo" and offers primarily Italian Cuisine.

NOTE 5 - RENT AND LEASE EXPENSE

         The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

         The minimum future lease payments under these leases for the next five years are:

              Year Ended December 31,       Real Property        Equipment
              -----------------------    ------------------ -------------------
                  2000                         $269,808            $      -
                  2001                          269,808                   -
                  2002                          269,808                   -
                  2003                          269,808                   -
                  2004                          269,808                   -
                                         ------------------ -------------------

Total five year minimum lease payments       $1,349,040            $      -
                                         ================== ===================

             The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 2000 and the years1999 and 1998 the officers and/or companies controlled by the two officers paid expenses and made advances to the Company. As of September 30, 2000, $1,075,292 in advances was due to officers and directors of the Company.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

         Holders of Convertible Preferred Stock received 17,357,061 shares of the Company's Common stock during the nine months ended September 30, 2000 and the year 1999 in conversion of 46 shares of Series A, 33 shares of Series B, 14 shares of Series C and 20 Shares of Series D Convertible Preferred Stock.

         During the nine months ended September 30, 2000 and the year 1999, holders of Convertible debentures received 1,200,320 shares of Common Stock on conversion of debentures.

         The following table sets forth the options and warrants outstanding as of September 30, 2000 and December 31, 1999.

                                                     September 30,  December 31,
                                                         2000          1999
                                                     ------------  ------------

Options & warrants outstanding, beginning of year       1,247,750     1,247,750

         Granted                                                -             -
         Expired                                                -             -
         Exercised                                              -             -
                                                     ------------   -----------

Options & warrants outstanding, end of year             1,247,750     1,247,750
                                                     ============   ===========

Exercise price for options & warrants outstanding,
end of period                                      $0.50 to $1.79 $0.50 to $1.79
                                                   ============== ==============

NOTE 8 - RESTAURANT CLOSURES

         During third and fourth quarter 1999, E.A.J. Cherry Hill, Inc., E.A.J. Market East, Inc., E.A.J. Innerharbor, Inc., E.A.J. Echelon, Inc., and two of the 1337855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets at $4,359,377 for the year ended December 31, 1999.

         During third quarter 2000, E.A.J. MO, Inc., E.A.J. Shoppes, Inc., E.A.J. Walnut Street, Inc., and the third 137855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets at $1,704,809 for the nine months ended September 30, 2000.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9 - SUBSEQUENT EVENTS

         On November 3, 2000, the Company's wholly owned subsidiary E.A.J. Owings, Inc. ("Owings") filed a registration statement on Form SB-2 . The SB-2 covers the issuance of stock in connection with the spin-off by the Company of 2.2% of the outstanding shares of common stock of E.A.J. Owings, Inc. owned by the Company to stockholders of the Company.

         The Company will accomplish the spin-off by distributing 220,000 shares or 2.2% of the Company's common stock owned by the Company to holders of record at September 15, 2000 (date of record) of the Company's common stock. This spin-off will be accomplished through a distribution of one share of common stock of Owings for every two hundred shares of the Company's common stock owned on the date of record. Fractional shares which may result from this spin-off will rounded up to the nearest whole share.

         This prospectus also covers the resale, from time to time, of up to 9,780,000 shares of common stock of Owings, in the over-the-counter market, at prevailing market prices, at negotiated prices, or otherwise.

         The SB-2 is not complete and may be changed. The Company may not sell these securities until the registration statement filed with the Securities and Exchange Commission is effective.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. From December 12, 1995 to November 1997 the Company was a development stage company and had not begun principal operations. During November and December, 1997 two restaurants were opened and began operations. Two restaurants were opened, during May 1998, and three restaurants were opened during third quarter 1998 (1 per month) and one restaurant was opened began operations during October 1998. During march 1999 the Company purchased and began operating three restaurants in Ontario Canada. During third and fourth quarter of 1999, four U.S. restaurants and two Canadian restaurants were closed and substantially all assets and leasehold improvements abandoned. During third quarter of 2000, three U.S. restaurants and one Canadian restaurants were closed and substantially all assets and leasehold improvements abandoned.

         After its review of over one year of operating revenues from the now closed U.S. units, management decided to cease operations and cut any negative cash drain from these units. Also, in contemplating acquisitions, there would be an overlap of use clauses in every center where these units were located. When management carefully reviewed the now closed Canada locations, although high-profile, the economic costs of occupancy made continuing operations unfeasible without expending additional capital of which management felt would be utilized more prudently within existing already cash-flow positive units. Management believes these closings will strengthen cash flows position after the initial close down costs.

         Also during third quarter 2000, the Company opened a new restaurant in Toronto, Ontario. The restaurant is called "Mediterraneo" and offers primarily Italian Cuisine.

Total Revenues - For the three months ended September 30, 2000 and 1999, the Company had total sales of approximately $544,000 and $850,000 respectively. For the nine months ended September 30, 2000 and 1999, the Company had total sales of approximately $1,540,000 and $2,788,000 respectively.

Costs and Expenses - For the three months ended September 30, 2000 and 1999, the Company had a net loss from operations of approximately $166,000 and $614,000 respectively. For the nine months ended September 30, 2000 and 1999, the Company had a net loss from operations of approximately $607,000 and $1,334,000 respectively. The net loss for 2000 reflects certain costs attributable to the closed restaurants and certain costs due to restaurant closures. Included in the net loss from operations for 2000 are professional fees of $56,000 and consulting of $28,400 which were paid for by the issuance of common stock. These costs and other General and Administrative costs relating to the closed entities will not be present in the future. The Company expects to be able to show income from operations in the near future as a result. Management believes that the Company is now positioned to provide net income from operations in the coming quarters.

Liquidity And Capital Resources

         For the nine months ended September 30, 2000 and 1999, the Company used approximately $316,000 and $1,428,000 in cash flow from operating activities. The use of cash for 2000 reflects certain costs attributable to the closed restaurants and certain costs due to restaurant closures. The Company expects to be able to reduce these costs and/or increase the amount of revenues to cover costs and expenses in the future. Management believes that the Company is now positioned to provide positive cash flows from operations in the coming quarters.

         During the nine months ended September 30, 2000 and 1999 the company paid approximately $178,000 and $696,000 for property and equipment.

         During the nine months ended September 30, 2000 and 1999 the Company borrowed approximately $513,000 and $2,002,000, respectively from shareholder advances and short-term notes. The $1,698,000 from was converted into Common Stock of the Company during 1999.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 6, 2000, the Company initiated a civil action in federal court in Massachusetts against several individuals who defamed the Company on the internet. The Company is seeking the names of individuals who have attempted to harm the Company's stock making false and defamatory allegations in internet chat rooms. The Complaint seeks to enjoin the defamatory conduct and to obtain its fair damages from the individuals. The civil action is in the earliest discovery phase. The likelihood of recovery and the ultimate resolution of the case is not known at this stage.

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


                                EAT AT JOE'S LTD.
                               ------------------
                                  (Registrant)





DATE:     November 14, 2000                   By:    /s/ Joseph Fiore
---------------------------------------------------------------------
                                          Joseph Fiore
                                          C.E.O., Chairman, Secretary, Director



DATE:     November 14, 2000                   By:    /s/ Gary Usling
--------------------------------------------------------------------
                                          Gary Usling
                                          C.F.O.