Form 10KSB
period 2000-12-31
EAT AT JOES LTD
filed 2001-03-30
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 33-20111
                                                ---------

                                Eat at Joe's Ltd.
                 (Name of small business issuer in its charter)

           Delaware                                              75-2636283
------------------------------                              --------------------
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


                         Common Stock Par Value $0.0001
                         ------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 18
                                                                           -----
                                                          Exhibit Index Page: 16
                                                                            ----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         State  issuer's  revenues for its most recent  fiscal year.  $1,912,990
                                                                      ----------

         As of December 31, 1999, there were 44,894,967 shares of the Registrant's common stock, par value $0.0001, issued and outstanding and 1,186,400 warrants and 61,350 options to purchase common stock at $0.50 to $1.79 per share. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $2,770,090 computed at the average bid and asked price as of December 31, 2000.


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

         Transitional  Small Business  Disclosure Format (check one): Yes ; NO X
                                                                       ----- ---

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page
-----------------------                                                    -----

PART I

Item     1. Description of Business...........................................4

Item     2. Description of Property...........................................8

Item     3. Legal Proceedings.................................................8

Item     4. Submission of Matters to a Vote of Security Holders...............8


PART II

Item     5. Market for Common Equity and Related Stockholder Matters..........9

Item     6. Management's Discussion and Analysis or Plan of Operations.......10

Item     7. Financial Statements.............................................12

Item     8. Changes in and  Disagreements  With  Accountants  on Accounting  and
         Financial Disclosure................................................12

PART III

Item     9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act...................12

Item     10. Executive Compensation..........................................14

Item     11. Security Ownership of Certain Beneficial Owners and Management..15

Item     12. Certain Relationships and Related Transactions..................15

Item     13. Exhibits and Reports on Form 8-K................................16

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

         The Company presently owns and operates three theme restaurants: one restaurant located in Philadelphia, Pennsylvania; one in Etobicoke, Ontario,
Canada: and one in Toronto, Canada. The Company is planning at least four acquisitions during 2001, subject to the availability of funding. All restaurants will be located in high traffic locations. The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

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

         From March 1, 1990 to January 1 , 1997, the Company did not engage in any business activities.

         On January 1 , 1997, the Shareholders adopted a plan of reorganization and merger between the Company and E. A. J. Holding Corp. Inc. ("Hold") to be effective on or before January 31, 1997. Under the plan, the Company acquired all the issued and outstanding shares of "Hold", a Delaware corporation making "Hold" a wholly owned subsidiary of the Company for 5,505,000 common shares of the Company.

         In addition to its wholly owned subsidiary, Hold, the Company has eleven wholly owned subsidiaries:

         -        E.A.J. PHL Airport, Inc. a Pennsylvania corporation,
         -        E.A.J. Shoppes, Inc., a Nevada corporation,
         -        E.A.J. Cherry Hill, Inc., a Nevada corporation,
         -        E.A.J. Innerharbor, Inc., a Nevada corporation,
         -        E.A.J. Neshaminy, Inc., a Nevada corporation,
         -        E.A.J. PM, Inc., a Nevada corporation,
         -        E.A.J. Echelon, Inc., a Nevada corporation,
         -        E.A.J. Market East, Inc., a Nevada corporation,
         -        E.A.J. MO, Inc., a Nevada corporation,
         -        E.A.J. Syracuse, Inc., a Nevada corporation,
         -        E.A.J. Walnut Street, Inc., a Nevada corporation,
         -        E.A.J. Owings, Inc., a Nevada corporation.
         -        1337855 Ontario Inc., an Ontario corporation,
         -        1398926 Ontario Inc., an Ontario corporation.

         During the year ended December 31, 2000, the Company changed the domicile of each of the following subsidiaries to Nevada; E.A.J. Hold, Inc., E.A.J. Shoppes, Inc., E.A.J. Cherry Hill, Inc., E.A.J. Innerharbor, Inc., E.A.J. Neshaminy, Inc., E.A.J. PM, Inc., E.A.J. Echelon, Inc., E.A.J. Market East, Inc., E.A.J. MO, Inc., E.A.J. Syracuse, Inc., E.A.J. Walnut Street, Inc., and E.A.J. Owings, Inc.

         Each of the subsidiaries had operated a single restaurant. Two restaurants, E.A.J. Cherry Hill and Eat At Joe's U. of P. were opened November and December 1997, two additional restaurants, E.A.J. Echelon Mall and E.A.J. PHL Airport were opened May 1998, Eat at Joe's U of P 40th Street opened July 1998, E.A.J. Gallery opened August 1998, Eat At Joe's Harborplace opened September 1998, E.A.J. Moorestown opened October 1998 and 1337855 Ontario acquired March 1999 with three existing restaurants in operation.

         During 1999, E.A.J. Cherry Hill, Inc., E.A.J. Gallery, Inc., Eat At Joe's Harborplace, Inc., E.A.J. Echelon Mall, Inc., and two of the 1337855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned.

         During 2000, E.A.J. MO, Inc., E.A.J. Shoppes, Inc., E.A.J. Walnut Street, Inc., and the third 137855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned.

         The principal executive offices of the Company are located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583.

         The Company's wholly-owned subsidiary 1337855 Ontario shares office space of approximately 1,000 square feet in Ontario with an officer of the Company.

OPERATING LOSSES

         The Company has incurred net losses of approximately $3,017,000 and $6,452,000 for the fiscal years ended December 31, 2000 and December 31, 1999, respectively. Such operating losses reflect developmental and other start-up activities for 2000 and 1999 and the loss on abandonment assets during 2000 and 1999. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         The Company was not in full operations during 2000 and 1999 and thus, the revenues generated are not representative of those that will be generated once all units are operating. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 2001. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

EMPLOYEES

         As of March 30, 2001, the Company had approximately 36 employees, none of whom is represented by a labor union.




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

         The Company's wholly-owned subsidiary 1398926 Ontario leases an approximately 5,200 square feet for the Mediterraneo Restaurant in the
Humbertown Shopping Center located in Etobicoke, Ontario, Canada. 1337855 Ontario pays $14,500 Canadian Dollars per month rent under the lease which expires in the year 2015, with an additional five year option.



                            ITEM 3 LEGAL PROCEEDINGS



NONE



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



         No matters were subject to a vote of security holders during the year 2000.

                                     PART II


                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS



MARKET INFORMATION

         The Company's Common Stock is traded on the NASD's OTC Bulletin Board under the symbol "JOES." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter- dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.


                 1999:
First Quarter                                $         1.88      $         0.50
Second Quarter                               $         0.77      $         0.38
Third Quarter                                $         0.52      $         0.13
Fourth Quarter                               $         0.54      $         0.10

                 2000:
First Quarter                                $         0.34      $         0.18
Second Quarter                               $         0.35      $         0.13
Third Quarter                                $         0.23      $         0.13
Fourth Quarter                               $         0.22      $         0.06


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

RECENT SALES OF UNREGISTERED SECURITIES

         Holders of Convertible Preferred Stock received 1,086,957 shares of the Company's Common stock during 2000 in conversion of 2 shares of Series B Convertible Preferred Stock. As of December 31, 2000 there were no remaining shares of Convertible Preferred Stock outstanding.

         During 2000, holders of $162,500 of Convertible debentures received 800,000 shares of

Common Stock on conversion of debentures.

         During 2000, the Company issued 1,133,330 shares of its common stock in exchange for services valued at $161,247.



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

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. From December 12, 1995 to November 1997 the Company was a development stage company and had not begun principal operations. During November and December, 1997 two restaurants were opened and began operations, two restaurants opened during May 1998, three restaurants opened during third quarter 1998, two restaurants opened during fourth quarter 1998, and three restaurants were acquired during March 1999. Additionally, 4 restaurants were closed during second quarter 1999, two were closed during fourth quarter 1999, and four more were closed during 2000. Accordingly, comparisons with prior periods are not meaningful.

Total Revenues - For the years ended December 31, 2000 and 1999, the Company had total sales of approximately $1,913,000 and $3,461,000 respectively.

Costs and Expenses - For the years ended December 31, 2000 and 1999, the Company had a net loss of approximately $3,017,000 and $6,452,000 respectively. The net loss for 2000 and 1999 is largely attributable to a loss on abandonment of
assets  from  the  closure  of  restaurants  of  approximately   $1,972,000  and
$4,359,000 respectively. The remaining loss from 2000 and 1999 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations. Given the increases and decreases in number of restaurants during 2000 and 1999, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its capital requirements through the sale of its Common Stock, Convertible Preferred Stock, Convertible Debentures and Notes Payable. .

         Since the Company's re-activation in January, 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units. During 2000 and 1999 the company paid approximately $178,000 and $696,000, respectively for property and equipment..

         During 2000 and 1999, the Company has raised approximately $800,000 and $2,010,000 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for additional unit development and working capital.

         For the years 2000 and 1999, the Company used approximately $445,000 and $1,341,000 in cash flow for operating activities.

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



Executive Officers and Directors

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name         Age     Office                            Term Expires

Joseph Fiore              39      Chief Executive officer,          Next
                                  Chairman of the Board of          Annual
                                  Directors/Secretary               Meeting

James Mylock, Jr.         34      Director                          Next
                                                                    Annual
                                                                    Meeting

Tim Matula                40      Director                          Next
                                                                    Annual
                                                                    Meeting

Gino Naldini              49      President and Chief Operating     Next
                                  Officer                           Annual
                                                                    Meeting

Gary Usling               41      Chief Financial Officer           Next
                                                                    Annual
                                                                    Meeting

         Joseph Fiore has been Chairman and Chief Executive Officer since October, 1996. In 1982, Mr. Fiore formed East Coast Equipment and Supply Co., Inc., a restaurant supply company that he still owns. Between 1982 and 1993, Mr. Fiore established 9 restaurants (2 owned and 7 franchised) which featured a 1950's theme restaurant concept offering a traditional American menu.

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

         Gino Naldini became President and Chief Operating Officer of the Company in December, 1998. From 1967 through 1998, Mr. Naldini held various senior executive positions with Toronto-based CARA Operations, operator of more than 400 restaurants. The restaurants operated by CARA include Swiss Chalet, operator of chicken rotisserie restaurants and Harvey's, Canada's second largest hamburger chain. Mr. Naldini's last held position with CARA was that of Senior Director of Operations.

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



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 44,894,967 shares of issued and outstanding Common Stock of the Company as of December 31, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.
                                                              # of
Name and Address                  Nature of            Shares
of Beneficial Owners              Ownership            Owned             Percent
Directors

 Joseph Fiore                    Common Stock           4,094,974             9%

All Executive Officers           Common Stock           5,342,837            13%
and Directors as a Group
  (4 persons)



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         During 2000 and 1999, two officers and/or companies controlled by the two officers paid expenses and made advances to the Company. As of December 31, 2000, $1,373,022 in advances was due to officers and directors of the Company.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



         (a)      The following documents are filed as part of this report.

1.       Financial Statements Page

Report of Robison, Hill & Co., Independent Certified Public Accountants.....F-3

Consolidated Balance Sheets as of December 31, 2000, and 1999...............F-4


Consolidated Statements of Operations for the years ended
     December 31, 2000, and 1999............................................F-6

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 2000, and 1999............................................F-7

Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, and 1999............................................F-9

Notes to consolidated Financial Statements..................................F-11

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

                                EAT AT JOE'S LTD.

Dated: March 30, 2001           By  /S/     Joseph Fiore
                                -----------------------------------------------
                                Joseph Fiore,
                                C.E.O., Chairman, Secretary, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2001.

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

/S/     James Mylock, Jr.
-----------------------------
James Mylock, Jr.               Director

/S/     Tim Matula
-----------------------------
Tim Matula                      Director

/S/     Gino Naldini
-----------------------------
Gino Naldini                    President, Chief Operating Officer and
                                Director

/S/     Gary Usling
-----------------------------
Gary Usling                     Chief Financial Officer and Director

                       EAT AT JOE'S LTD. AND SUBSIDIARIES


                                      - : -

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS


Report of Independent Certified Public Accountants..........................F-3

Consolidated Balance Sheets, December 31, 2000 and 1999.....................F-4

Consolidated Statements of Operations, For The Years Ended
   December 31, 2000 and 1999...............................................F-6

Consolidated Statement of Changes in Stockholders' Equity, For The Years Ended
   December 31, 2000 and 1999...............................................F-7

Consolidated Statements of Cash Flows, For The Years Ended
   December 31, 2000 and 1999...............................................F-9

Notes to Consolidated Financial Statements..................................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Eat At Joe's Ltd.


We have audited the accompanying consolidated balance sheets of Eat At Joe's Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2000, and
1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd., and subsidiaries as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    Respectfully submitted,


                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 30, 2001

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999




                                                       2000             1999
                                                   -----------      -----------
ASSETS
Current Assets:
Cash and cash equivalents ....................     $    14,670      $      --
Receivables ..................................           3,411           10,439
Inventory ....................................          19,832           46,050
Other ........................................            --               --
Prepaid expense ..............................          13,217           76,442
Deposits .....................................            --              1,710
                                                   -----------      -----------

     Total Current Assets ....................          51,130          134,641
                                                   -----------      -----------

Property and equipment:
Equipment ....................................         163,025          879,441
Furniture & Fixtures .........................           5,454           47,239
Leasehold improvements .......................         629,100        2,212,291
                                                   -----------      -----------
                                                       797,579        3,138,971
Less accumulated depreciation ................        (196,945)        (547,669)
                                                   -----------      -----------

                                                       600,634        2,591,302
                                                   -----------      -----------

Other Assets:
Investments ..................................         100,000          100,000
Intangible and other assets net of
 amortization of $44,367 and
$28,884 for 2000 and 1999, respectively ......         110,470          125,954
                                                   -----------      -----------

     Total Assets ............................     $   862,234      $ 2,951,897
                                                   ===========      ===========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                   (Continued)




                                                               2000            1999
                                                          ------------    ------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities ..............   $    462,431    $    735,775
Short-term notes payable ..............................        518,302         342,926
Shareholders loans ....................................      1,373,022         724,760
                                                          ------------    ------------


     Total Current Liabilities ........................      2,353,755       1,803,461
                                                                          ------------

                                                          ------------    ------------

Convertible Debentures, Net of Issue Costs ............      1,338,448       1,383,290
                                                          ------------    ------------

     Total Liabilities ................................      3,692,203       3,186,751
                                                          ------------    ------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   authorized; -0- and 2 shares issued and outstanding            --              --
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.44,894,967 and 41,874,680 issued and
   Outstanding, respectively ..........................          4,490           4,187
Common Stock To Be Issued .............................           --              --
Additional paid-in capital ............................      9,919,824       9,619,060
Cumulative Translation Adjustment .....................        120,405            --
Retained deficit ......................................    (12,874,688)     (9,858,101)
                                                          ------------    ------------

     Total Stockholders' Equity .......................     (2,829,969)       (234,854)
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $    862,234    $  2,951,897
                                                          ============    ============






   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999


                                                          2000            1999
                                                     ------------    ------------
Revenues .........................................   $  1,912,990    $  3,461,176
Cost of Revenues .................................        836,185       1,465,217
                                                     ------------    ------------
Gross Margin .....................................      1,076,805       1,995,959

Expenses
   Labor and Related Expenses ....................        652,330       1,730,251
   Rent ..........................................        224,804         495,043
   Other General and Administrative ..............        832,716       1,054,756
                                                     ------------    ------------
Income (Loss) Before Depreciation and Amortization       (633,045)     (1,284,091)
   Depreciation and Amortization .................        263,124         609,615
                                                     ------------    ------------

Net Loss from Continuing Operations ..............       (896,169)     (1,893,706)
                                                     ------------    ------------

Other Income (Expense)
   Interest income ...............................           --             2,936
   Interest expense ..............................       (145,627)       (198,879)
   Loss on sale of assets ........................     (1,972,070)     (4,359,377)
                                                     ------------    ------------
Net Other Income (Expense) .......................     (2,117,697)     (4,555,320)
                                                     ------------    ------------

Net Loss Before Income Taxes .....................     (3,013,866)     (6,449,026)
Income Tax Expense (Benefit) .....................          2,720           2,725
                                                     ------------    ------------

Net Loss .........................................     (3,016,586)     (6,451,751)
                                                     ------------    ------------

Less: Preferred Dividends ........................           --              --
                                                     ------------    ------------
Net Loss To Common Stockholders ..................   $ (3,016,586)   $ (6,451,751)
                                                     ============    ============

Basic Loss Per Common Share: .....................   $      (0.07)   $      (0.24)
                                                     ============    ============

Weighted Average Number of Common Shares .........     43,857,607      26,406,856
                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000, AND 1999


                                                             Common Stock                               Additional
                                     Preferred Stock         To Be Issued           Common Stock          Paid-in        Retained
                                   -------------------   -------------------    ----------------------
                                      Shares     Amount     Shares     Amount     Shares       Amount      Capital        Deficit
                                   -----------    ----   -----------    ----    -----------   --------   -----------    -----------

Balance at January 1, 1999 .....           113   $--       1,312,500    $131     16,440,755   $  1,644   $ 7,213,400     (3,406,350)


Shares issued ..................          --      --      (1,312,500)   (131)     1,312,500        131      (198,500)          --

Share issued in exchange for
Property , Equipment, Goods and
Services .......................          --      --            --       --       1,824,044        182       281,043           --

Shares issued in cancellation of
short-term debt and associated
interest .......................          --      --            --       --       4,240,000        424     2,194,473           --

Series A  Preferred shares
converted ......................           (46)   --            --       --       2,760,288        276          (276)          --

Series B  Preferred shares
converted ......................           (31)   --            --       --       5,027,718        503          (503)          --

Series C  Preferred shares
converted ......................           (14)   --            --       --       3,967,510        397          (397)          --

Series D  Preferred shares
converted ......................           (20)   --            --       --       5,601,545        560          (560)          --



                                                             Common Stock                               Additional
                                     Preferred Stock         To Be Issued           Common Stock          Paid-in        Retained
                                   -------------------   -------------------    ----------------------
                                      Shares     Amount     Shares     Amount     Shares       Amount      Capital        Deficit
                                   -----------    ----   -----------    ----    -----------   --------   -----------    -----------


Convertible Debentures
converted ......................          --      --            --      --          700,320         70       130,380           --

Net loss for the year ..........          --      --            --      --             --         --            --       (6,451,751)
                                   -----------    ----   -----------    ----    -----------   --------   -----------    -----------

Balance at December 31, 1999 ...             2    --            --      --       41,874,680      4,187     9,619,060     (9,858,101)

Convertible Debentures
converted ......................          --      --            --      --          800,000         80       162,420           --

Series B Preferred Shares
Converted ......................            (2)   --            --      --        1,086,957        109          (109)          --

Shares Issued for Services .....          --      --            --      --        1,133,330        114       138,453           --

Net Loss .......................          --      --            --      --             --         --            --       (3,016,587)
                                   -----------    ----   -----------    ----    -----------   --------   -----------    -----------

Balance at December 31, 2000 ...          --      --            --      --       44,894,967   $  4,490   $ 9,919,824   $(12,874,688)
                                   ===========    ====   ===========    ====    ===========   ========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999


                                                                   2000           1999
                                                            -----------    -----------
Cash Flows From Operating Activities
   Net loss for the period ..............................   $(3,016,587)   $(6,451,751)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization ......................       263,124        336,531
     Currency Translation Adjustment ....................       120,405           --
     Stock issued for services and expenses .............       301,067         82,725
     Loss on disposal of assets .........................     1,972,070      4,359,377
     Decrease (Increase) in Receivables .................         7,028         15,422
     Decrease (Increase) in inventory ...................        26,219        138,065
     Decrease (Increase) in other assets ................          --             --
     Decrease (Increase) in prepaid expense .............        63,225        (68,109)
     Decrease (increase) in deposits ....................          --             --
     Increase in accounts payable and accrued liabilities      (181,965)       247,143
                                                            -----------    -----------
Net Cash Provided by (Used in) Operating Activities .....      (445,414)    (1,340,597)
                                                            -----------    -----------

Cash Flows From Investing Activities
   Investments ..........................................          --         (100,000)
   Purchase of property and equipment ...................      (177,934)      (695,567)
   Purchase of intangible assets ........................          --             --
                                                            -----------    -----------
Net Cash Provided by (Used in) Investing Activities .....      (177,934)      (795,567)
                                                            -----------    -----------

Cash Flows From Financing Activities
   Issuance of convertible preferred stock ..............          --             --
   Purchase of convertible preferred stock ..............          --             --
   Proceeds from convertible debenture ..................          --             --
   Advances from majority stockholders ..................       648,381        166,744
   Repayments of notes and advances .....................      (162,500)        (7,200)
   Proceeds from short-term notes payable ...............       152,137      1,842,663
                                                            -----------    -----------

Net Cash Provided by Financing Activities ...............       638,018      2,002,207
                                                            -----------    -----------

Increase (Decrease) in Cash .............................        14,670       (133,957)
Cash at beginning of period .............................          --          133,957
                                                            -----------    -----------

Cash at End of Period ...................................   $    14,670    $      --
                                                            ===========    ===========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999
                                   (Continued)




                                                           2000          1999
                                                       ------------   ----------
Supplemental Disclosure of Interest and
 Income Taxes Paid
   Interest paid during the period .................   $       --     $   70,348
                                                       ============   ==========

   Income taxes paid during the period .............   $      2,720   $    2,725
                                                       ============   ==========

Supplemental Disclosure of Non-cash Investing and Financing Activities

   Leasehold Improvements Acquired with Issuance ...                        --
     of Common Stock ...............................   $              $  198,500
                                                       ============   ==========

   Short-term Notes Settled with Issuance of
      Common Stock .................................   $    162,500   $2,194,897
                                                       ============   ==========




















   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999

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

            During the period September 30, 1988 to December 31, 1992, the Company remained in the development stage while attempting to enter the mining industry. The Company acquired certain unpatented mining claims and related equipment necessary to mine, extract, process and otherwise explore for kaolin clay, silica, feldspar, precious metals, antimony and other commercial minerals from its majority stockholder and other unrelated third-parties. The Company was unsuccessful in these start-up efforts and all activity was ceased during 1992 as a result of foreclosure on various loans in default and/or the abandonment of all assets. From 1992 until 1996 the Company had no operations, assets or liabilities.

     During the year ended December 31, 2000, the Company changed the domicile of each of the following subsidiaries to Nevada; E.A.J. Hold, Inc., E.A.J.
Shoppes, Inc., E.A.J. Cherry Hill, Inc., E.A.J. Innerharbor, Inc., E.A.J. Neshaminy, Inc., E.A.J. PM, Inc., E.A.J. Echelon, Inc., E.A.J. Market East, Inc., E.A.J. MO, Inc., E.A.J. Syracuse, Inc., E.A.J. Walnut Street, Inc., and E.A.J. Owings, Inc.

Principles of Consolidation

     The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly-owned subsidiaries, E.A.J. Hold, Inc., a Nevada corporation ("Hold"), E.A.J. PHL Airport, Inc., a Pennsylvania corporation, E.A.J. Shoppes, Inc., a Nevada corporation, E.A.J. Cherry Hill, Inc., a Nevada corporation, E.A.J. Innerharbor, Inc., a Nevada corporation, E.A.J. Neshaminy, Inc., a Nevada corporation, E.A.J. PM, Inc., a Nevada corporation, E.A.J. Echelon, Inc., a Nevada corporation, E.A.J. Market East, Inc., a Nevada corporation, E.A.J. MO, Inc., a Nevada corporation, E.A.J. Syracuse, Inc., a Nevada corporation, E.A.J. Walnut Street, Inc., a Nevada corporation, E.A.J. Owings, Inc., a Nevada corporation, and 1398926 Ontario, Inc. and 1337855 Ontario, Inc., British

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Columbia corporations. All significant intercompany accounts and transactions have been eliminated.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999
                                   (Continued)

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

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:



                                        For the Year Ended 1999
                      ---------------------------------------------------------
                                                                  Per Share
                            Income             Shares              Amount
                      ------------------  -----------------   -----------------

Basic EPS
Net Loss to common
shareholders          $       (6,451,751)        26,406,856   $           (0.24)
                      ==================  =================   =================



                                          For the Year Ended 2000
                      ---------------------------------------------------------
                                                                 Per Share
                           Income             Shares              Amount
                      ------------------  -----------------   -----------------

Basic EPS
Net Loss to common
shareholders          $       (3,016,587)        43,857,607   $          (0.07)
                      ==================  =================   =================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

         Certain   reclassifications  have  been  made  in  the  1999  financial statements to conform with the 2000 presentation.

NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2000 and 1999. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $1,020,000 and $2,040,000 for the years ended December 31, 2000 and 1999 respectively, are the result of net operating losses.

         The Company has recorded net deferred income taxes in the accompany consolidated balance sheets as follows:


                                                         As at December 31,
                                                   ----------------------------
                                                        2000           1999
                                                   -------------  -------------
Future deductible temporary differences related to
   Reserves, accruals, and net operating losses    $   3,855,000  $   2,829,000
Valuation allowance                                   (3,855,000)    (2,829,000)
                                                   -------------  -------------
Net Deferred Income Tax                            $        --    $        --
                                                   =============  =============

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999
                                   (Continued)

NOTE 3 - INCOME TAXES (Continued)

         As of December 31, 2000, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $11,337,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between December 31, 2003 and 2018. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $3,787,000 as of December 31, 2000. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:


                                                         As at December 31,
                                                   ----------------------------
                                                        2000           1999
                                                   -------------  -------------

Benefit at the federal statutory rate of 34%       $   1,020,000  $   2,040,000
Nondeductible expenses                                      --             --
                                                   -------------  -------------
Utilization of net operating loss carryforward     $   1,020,000  $  (2,040,000)
                                                   -------------  -------------
                                                   $        --    $        --
                                                   =============  =============

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999
                                   (Continued)

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

NOTE 5 - RENT AND LEASE EXPENSE

         The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,               Real Property         Equipment
---------------------------------       -----------------   -----------------
      2001                                        269,808                   -
      2002                                        269,808                   -
      2003                                        269,808                   -
      2004                                        269,808                   -
      2005                                        269,808                   -
                                        -----------------   -----------------

Total five year minimum lease payments  $       1,349,040   $               -
                                        =================   =================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2000 and 1999, an officer, Joe Fiore, CEO of the Company, and/or companies controlled by the officer paid expenses and made advances to the Company. As of December 31, 2000, $1,373,022 in advances was due to Mr. Fiore.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999
                                   (Continued)

NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

         Holders of Convertible Preferred Stock received 1,086,957 shares of the Company's Common stock during 2000 in conversion of 2 shares of Series B Convertible Preferred Stock. As of December 31, 2000 there were no remaining shares of Convertible Preferred Stock outstanding.

         During 2000, holders of $162,500 of Convertible debentures received 800,000 shares of Common Stock on conversion of debentures.

         The following table sets forth the options and warrants outstanding as of December 31, 2000 and 1999.


                                                        2000          1999
                                                   -------------  -------------

Options & warrants outstanding, beginning of year      1,247,750      1,247,750

         Granted                                               -              -
         Expired                                               -              -
         Exercised                                             -              -
                                                   -------------  -------------

Options & warrants outstanding, end of year            1,247,750      1,247,750
                                                   =============  =============

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

     During 2000, E.A.J. MO, Inc., E.A.J. Shoppes, Inc., E.A.J. Walnut Street, Inc., and the third 137855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets at $1,808,168 for the year ended December 31, 2000.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000, AND 1999
                                   (Continued)

NOTE 9 - SELECTED FINANCIAL DATA (Unaudited)

         The following table set forth certain unaudited quarterly financial information:

                                                     1999 Quarters Ended
                                   --------------------------------------------------------
                                      Mar 31         Jun 30        Sep 30          Dec 31
                                   -----------    -----------    -----------    -----------
Income statement data:
   Net sales ...................   $   846,995    $ 1,091,321    $   849,716    $   673,143
   Gross profit ................       588,915        661,481        374,672        370,891
   Income (loss) from
     operations before
     depreciation & amortization        39,641       (282,217)      (592,926)      (448,589)
   Loss from operations ........      (114,665)      (458,104)      (765,557)      (555,380)
Other income ...................       (53,462)       (45,860)    (1,429,643)    (3,026,354)
                                   -----------    -----------    -----------    -----------
Loss before taxes ..............      (168,127)      (503,645)    (2,195,881)    (3,581,734)
Income tax (provision) benefit .          (682)          (681)          (681)          (681)
                                   -----------    -----------    -----------    -----------
Net Income (Loss) ..............   $  (168,809)   $  (504,645)   $(2,195,881)   $(3,582,415)
                                   ===========    ===========    ===========    ===========

                                                     2000 Quarters Ended
                                   --------------------------------------------------------
                                      Mar 31         Jun 30        Sep 30          Dec 31
                                   -----------    -----------    -----------    -----------
Income statement data:
   Net sales ...................   $   532,114    $   996,177    $ 1,540,041    $ 1,912,990
   Gross profit ................       336,261        631,956        933,588      1,076,805
   Income (loss) from
     operations before
     depreciation & amortization      (194,027)      (240,767)      (378,861)      (633,045)
   Loss from operations ........      (294,940)      (442,569)      (608,147)      (896,170)
Other income ...................       (31,849)       (64,496)    (1,809,324)    (2,117,697)
                                   -----------    -----------    -----------    -----------
Loss before taxes ..............      (326,789)      (507,065)    (2,417,471)    (3,013,867)
Income tax (provision) benefit .          (478)          (950)        (1,425)        (2,720)
                                   -----------    -----------    -----------    -----------
Net Income (Loss) ..............   $  (327,264)   $  (508,015)   $(2,418,896)   $(3,016,587)
                                   ===========    ===========    ===========    ===========