Form 10QSB
period 2001-03-31
EAT AT JOES LTD
filed 2001-05-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2001
                                    ----------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 44,894,967


     Transitional Small Business  Disclosure Format (check one). Yes ; No X ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Eat at Joe's, Ltd.


     We have reviewed the accompanying balance sheets of Eat at Joe's, Ltd. as of March 31, 2001 and December 31, 2000, and the related statements of operations, and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /s/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 4, 2001

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                       March 31,   December 31,
                                                          2001          2000
                                                        ---------     ---------
ASSETS
Current Assets:
Cash and cash equivalents ..........................    $  18,555     $  14,670
Receivables ........................................        3,030         3,411
Inventory ..........................................       19,228        19,832
Prepaid expense ....................................       13,217        13,217
                                                        ---------     ---------

     Total Current Assets ..........................       54,030        51,130
                                                        ---------     ---------

Property and equipment:
Equipment ..........................................      163,024       163,024
Furniture & Fixtures ...............................        5,454         5,454
Leasehold improvements .............................      629,100       629,100
                                                        ---------     ---------
                                                          797,578       797,578
Less accumulated depreciation ......................     (223,356)     (196,945)
                                                        ---------     ---------

                                                          574,222       600,633
                                                        ---------     ---------

Other Assets:
Investments ........................................      100,000       100,000
Intangible and other assets net of amortization
  of $48,238 and $44,367, respectively .............      106,599       110,470
                                                        ---------     ---------

     Total Assets ..................................    $ 834,851     $ 862,233
                                                        =========     =========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                               March 31,      December 31,
                                                                  2001           2000
                                                               ------------   ------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities ....................  $    499,337   $    462,430
Short-term notes payable ....................................       514,346        518,302
Shareholders loans ..........................................     1,439,204      1,373,022
                                                               ------------   ------------

     Total Current Liabilities ..............................     2,452,887      2,353,754
                                                               ------------   ------------

Convertible Debentures, Net of Issue Costs ..................     1,368,548      1,338,448
                                                               ------------   ------------

     Total Liabilities ......................................     3,821,435      3,692,202
                                                               ------------   ------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   authorized; -0- shares issued and outstanding at March 31,
2001 and December 31, 2000 ..................................          --             --
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.44,894,967 issued and outstanding at March 31,
   2001 and December 31, 2000 ...............................         4,490          4,490
Additional paid-in capital ..................................     9,919,824      9,919,824
Cumulative Translation Adjustment ...........................       138,122        120,405
Retained deficit ............................................   (13,049,020)   (12,874,688)
                                                               ------------   ------------

     Total Stockholders' Equity .............................    (2,986,584)    (2,829,969)
                                                               ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................  $    834,851   $    862,233
                                                               ============   ============











                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                     For the three months ended
                                                             March 31,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------

Revenues .............................................   $ 360,101    $ 532,114
Cost of Revenues .....................................     147,091      195,853
                                                         ---------    ---------
Gross Margin .........................................     213,010      336,261

Expenses
   Labor and Related Expenses ........................      87,657      238,258
   Rent ..............................................      39,270       61,710
   Other General and Administrative ..................     192,160      229,616
                                                         ---------    ---------
Income (Loss) Before Depreciation and Amortization ...    (106,077)    (193,323)
   Depreciation and Amortization .....................      30,283      100,913
                                                         ---------    ---------

Net Loss from Continuing Operations ..................    (136,360)    (294,236)
                                                         ---------    ---------

Other Income (Expense)
   Interest, Net .....................................     (37,918)     (32,553)
                                                         ---------    ---------

Net Loss Before Income Taxes .........................    (174,278)    (326,789)
Income Tax Expense (Benefit) .........................          50          475
                                                         ---------    ---------

Net Loss To Common Stockholders ......................   $(174,328)   $(327,264)
                                                         =========    =========

Basic and Diluted Loss Per Common Share                  $    --      $   (0.01)
                                                         =========    =========

Weighted Average Number of Common Shares                44,894,967   42,943,178
                                                         =========    =========










                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                      For the three months ended
                                                                 March 31,
                                                           ---------------------
                                                             2001        2000
                                                           ---------   ---------
Cash Flows From Operating Activities
   Net loss for the period ..............................  $(174,328)  $(327,264)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization ......................     30,283     100,913
     Currency Translation Adjustment ....................     17,717        --
     Stock issued for services and expenses .............       --        29,167
     Decrease (Increase) in Receivables .................        381       8,407
     Decrease (Increase) in inventory ...................        603      10,334
     Decrease (Increase) in other assets ................       --          --
     Decrease (Increase) in prepaid expense .............       --        (2,998)
     Increase in accounts payable and accrued liabilities     89,956      35,228
                                                           ---------   ---------
Net Cash Provided by (Used in) Operating Activities .....    (35,388)   (146,213)
                                                           ---------   ---------

Cash Flows From Investing Activities
   Purchase of property and equipment ...................       --          --
                                                           ---------   ---------
Net Cash Provided by Investing Activities ...............       --          --
                                                           ---------   ---------

Cash Flows From Financing Activities
   Advances from majority stockholders ..................     47,000     115,000
   Repayment of long-term notes payable .................     (7,727)       --
   Proceeds from short-term notes payable ...............       --        31,213
                                                           ---------   ---------

Net Cash Provided by Financing Activities ...............     39,273     146,213
                                                           ---------   ---------

Increase (Decrease) in Cash .............................      3,885        --
Cash at beginning of period .............................     14,670        --
                                                           ---------   ---------

Cash at End of Period ...................................  $  18,555   $    --
                                                           =========   =========


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period ......................  $    --          --
                                                           =========   =========
   Income taxes paid during the period ..................  $    --     $     700
                                                           =========   =========

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None

                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of March 31, 2001 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

     The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly-owned subsidiaries, E.A.J. Hold, Inc., a Nevada corporation ("Hold"), E.A.J. PHL Airport, Inc., a Pennsylvania corporation, E.A.J. Shoppes, Inc., a Nevada corporation, Eat At Joe's, LTD, a New Jersey corporation, E.A.J. Innerharbor, Inc., a Nevada corporation, E.A.J. Neshaminy, Inc., a Nevada corporation, E.A.J. PM, Inc., a Nevada corporation, E.A.J. Echelon, Inc., a Nevada corporation, E.A.J. Market East, Inc., a Nevada corporation, E.A.J. MO, Inc., a Nevada corporation, E.A.J. Syracuse, Inc., a Nevada corporation, E.A.J. Walnut Street, Inc., a Nevada corporation, E.A.J. Owings, Inc., a Nevada corporation, and 1398926 Ontario, Inc. and 1337855 Ontario, Inc., British Columbia corporations. All significant intercompany accounts and transactions have been eliminated.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)


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

Earnings (Loss) Per Share

     Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for 2001 and 2000 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                       For the three months ended March 31, 2001
                       ------------------------------------------
                                                       Per Share
                        Income         Shares          Amount
                       -------------   -----------   ------------
                       (Numerator)     (Denominator)
Basic EPS
Net Loss to common
shareholders           $    (174,328)   44,894,967   $       --
                       =============   ===========   ============

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share (Continued)


                   For the three months ended March 31, 2000
                    ----------------------------------------
                                                  Per Share
                    Income          Shares        Amount
                    ------------   -----------   -----------
                    (Numerator)   (Denominator)
Basic EPS
Net Loss to common
shareholders        $   (327,264)   42,943,178   $     (0.01)
                    ============   ===========   ===========

Reclassifications

     Certain reclassifications have been made in the 2000 financial statements to conform with the 2001 presentation.

NOTE 2 - SHORT-TERM NOTES PAYABLE

     Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2001 and December 31, 2000. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

     As of March 31, 2001, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $11,510,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between December 31, 2003 and 2020. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $3,787,000 as of December 31, 2000. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

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

NOTE 5 - RENT AND LEASE EXPENSE

     The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

     The minimum future lease payments under these leases for the next five years are:


Year Ended December 31,                    Real Property   Equipment
-------------------------------------      ----------      ------------
       2001                                $  269,808      $       --
       2002                                   269,808              --
       2003                                   269,808              --
       2004                                   269,808              --
       2005                                   269,808              --
                                           ----------      ------------

Total minimum future lease payments        $1,349,040      $       --
                                           ==========      ============

     The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)


NOTE 6 - RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2001 and the years 2000 and 1999, an officer, Joseph Fiore, CEO of the Company, and/or companies controlled by the officer paid expenses and made advances to the Company. As of March 31, 2001, $1,439,204 in advances was due to Mr. Fiore.

NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

     The following table sets forth the options and warrants outstanding as of March 31, 2001 and December 31, 2000.


                                                       March 31,         December 31,
                                                          2001                2000
                                                       -----------         ---------

Options & warrants outstanding, beginning of year ...    1,247,750         1,247,750

           Granted ..................................         --                 --
           Expired ..................................         --                 --
           Exercised ................................         --                 --
                                                       -----------          ---------

Options & warrants outstanding, end of year .........    1,247,750          1,247,750
                                                       ===========          =========

Exercise price for options & warrants outstanding,
end of period .......................................  $0.50 to $1.79  $0.50 to $1.79
                                                       ==============  ==============


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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. From December 12, 1995 to November 1997 the Company was a development stage company and had not begun principal operations. During November and December, 1997 two restaurants were opened and began operations. Two restaurants were opened, during May 1998, and three restaurants were opened during third quarter 1998 (1 per month) and one restaurant was opened and began operations during October 1998. During March 1999 the Company purchased and began operating three restaurants in Ontario Canada. During second and third quarter of 1999, four U.S. restaurants and two Canadian restaurants were closed and substantially all assets and leasehold improvements abandoned. During 2000, the Company opened two new restaurants in Ontario, Canada. Also during 2000, the Company closed three U.S. restaurants and one Canadian restaurant and substantially all assets and leasehold improvements were abandoned.

     After its review of over one year of operating revenues from the U.S. units, management decided to cease operations and cut any negative cash drain from these units. Also, in contemplating acquisitions, there would be an overlap of use clauses in every center where these units were located. When management carefully reviewed the Canada locations, although high-profile, the economic costs of occupancy made continuing operations unfeasible without expending additional capital of which management felt would be utilized more prudently within existing already cash-flow positive units. Management believes these closings will strengthen cash flows position after the initial close down costs.

     During the three months ended March 31, 2001 the company operated three restaurants. During the three months ended March 31, 2000 the Company operated five restaurants.

Total Revenues - For the three months ended March 31, 2001 and 2000, the Company had total sales of approximately $360,000 and $532,000 respectively.

Costs and Expenses - For the three months ended March 31, 2001 and 2000, the Company had a net loss from operations of approximately $137,000 and $295,000 respectively.

Other Income (Expense), Net - For the 1ST quarter 2001 and 2000 the Company reported net other expenses in the amount of approximately $38,000 and $33,000 . These expenses primarily represent accrued interest on short term notes.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2001 and 2000, the Company used approximately $35,000 and $146,000 in cash flow from operating activities.

     During the three months ended March 31, 2001 and 2000 the Company borrowed approximately $39,000 and $146,000, respectively from shareholder advances and short-term notes.

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

     The Company did not file a report on Form 8-K during 1st quarter 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     May 11, 2001                    By: /s/ Joseph Fiore
       --------------------               -------------------
                                          Joseph Fiore
                                          C.E.O., Chairman, Secretary, Director



DATE:     May 11, 2001                    By:/s/ Gary Usling
       --------------------               ------------------
                                          Gary Usling
                                          C.F.O., Director