Form 10QSB
period 2001-06-30
EAT AT JOES LTD
filed 2001-08-13
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001
                                                 ----------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 45,048,299
                                                      --------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Eat at Joe's, Ltd.


         We have reviewed the accompanying balance sheets of Eat at Joe's, Ltd. as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /s/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 13, 2001

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                         June 30,   December 31,
                                                          2001          2000
                                                        ---------     ---------
ASSETS
Current Assets:
Cash and cash equivalents ..........................    $  29,406     $  14,670
Receivables ........................................         --           3,411
Inventory ..........................................       19,636        19,832
Prepaid expense ....................................       31,423        13,217
                                                        ---------     ---------

     Total Current Assets ..........................       80,465        51,130
                                                        ---------     ---------

Property and equipment:
Equipment ..........................................      117,255       163,024
Furniture & Fixtures ...............................        3,964         5,454
Leasehold improvements .............................      577,580       629,100
                                                        ---------     ---------
                                                          698,799       797,578
Less accumulated depreciation ......................     (235,532)     (196,945)
                                                        ---------     ---------

                                                          463,267       600,633
                                                        ---------     ---------

Other Assets:
Investments ........................................      100,000       100,000
Intangible and other assets net of amortization
  of $52,109 and $44,367, respectively .............      102,728       110,470
                                                        ---------     ---------

     Total Assets ..................................    $ 746,460     $ 862,233
                                                        =========     =========

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                                 June 30,      December 31,
                                                                   2001            2000
                                                               ------------    ------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities ...................   $    467,443    $    462,430
Short-term notes payable ...................................        538,901         518,302
Shareholders loans .........................................      1,471,583       1,373,022
                                                               ------------    ------------

     Total Current Liabilities .............................      2,477,927       2,353,754
                                                               ------------    ------------

Convertible Debentures, Net of Issue Costs .................      1,399,254       1,338,448
                                                               ------------    ------------

     Total Liabilities .....................................      3,877,181       3,692,202
                                                               ------------    ------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   authorized; -0- shares issued and outstanding at June 30,
   2001 and December 31, 2000 ..............................           --              --
Common Stock - $0.0001 par value.  50,000,000 shares
   authorized, 45,048,299 and 44,894,967 issued and
    outstanding at June 30, 2001 and December 31, 2000 .....          4,505           4,490
Additional paid-in capital .................................      9,927,476       9,919,824
Cumulative Translation Adjustment ..........................          4,187         120,405
Retained deficit ...........................................    (13,066,889)    (12,874,688)
                                                               ------------    ------------

     Total Stockholders' Equity ............................     (3,130,721)     (2,829,969)
                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $    746,460    $    862,233
                                                               ============    ============








                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      For the three months ended       For the six months ended
                                                               June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                        2001             2000            2001            2000
                                                     ------------    ------------    ------------    ------------

Revenues .........................................   $    483,040    $    464,063    $    843,141    $    996,177
Cost of Revenues .................................        176,011         168,368         323,102         364,221
                                                     ------------    ------------    ------------    ------------
Gross Margin .....................................        307,029         295,695         520,039         631,956

Expenses
   Labor and Related Expenses ....................         98,781         153,377         186,438         391,635
   Rent ..........................................         80,984          36,632         120,254          98,342
   Other General and Administrative ..............        108,589         152,410         300,749         382,026
                                                     ------------    ------------    ------------    ------------
Income (Loss) Before Depreciation and Amortization         18,675         (46,724)        (87,402)       (240,047)
   Depreciation and Amortization .................         31,338         100,889          61,621         201,802
                                                     ------------    ------------    ------------    ------------

Net Loss from Continuing Operations ..............        (12,663)       (147,613)       (149,023)       (441,849)
                                                     ------------    ------------    ------------    ------------

Other Income (Expense), Net ......................         (5,160)        (32,663)        (43,078)        (65,216)
                                                     ------------    ------------    ------------    ------------

Net Loss Before Income Taxes .....................        (17,823)       (180,276)       (192,101)       (507,065)
Income Tax Expense (Benefit) .....................             50             475             100             950
                                                     ------------    ------------    ------------    ------------

Net Loss To Common Stockholders ..................   $    (17,873)   $   (180,751)   $   (192,201)   $   (508,015)
                                                     ============    ============    ============    ============

Basic and Diluted Loss Per Common Share ..........   $       0.00    $       0.00    $       0.00    $      (0.01)
                                                     ============    ============    ============    ============

Weighted Average Number of Common Shares .........     45,016,285      43,578,303      44,955,961      43,152,397
                                                     ============    ============    ============    ============




                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          For the six months ended
                                                                   June 30,
                                                            ----------------------
                                                               2001         2000
                                                            ---------    ---------
Cash Flows From Operating Activities
   Net loss for the period ..............................   $(192,201)   $(508,015)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization ......................      46,329      201,802
     Write Down of Assets ...............................     104,530
     Currency Translation Adjustment ....................    (116,217)        --
     Stock issued for services and expenses .............       7,667       29,167
     Decrease (Increase) in Receivables .................       3,411        8,407
     Decrease (Increase) in inventory ...................         196       15,805
     Decrease (Increase) in prepaid expense .............     (18,206)      (2,878)
     Increase in accounts payable and accrued liabilities      98,504      (13,839)
                                                            ---------    ---------
Net Cash Provided by (Used in) Operating Activities .....     (65,987)    (269,551)
                                                            ---------    ---------

Cash Flows From Investing Activities
   Purchase of property and equipment ...................      (5,750)        --
                                                            ---------    ---------
Net Cash Provided by Investing Activities ...............      (5,750)        --
                                                            ---------    ---------

Cash Flows From Financing Activities
   Advances from majority stockholders ..................      71,240      271,250
   Repayment of long-term notes payable .................      (7,727)        --
   Proceeds from short-term notes payable ...............      22,960       31,213
                                                            ---------    ---------

Net Cash Provided by Financing Activities ...............      86,473      302,463
                                                            ---------    ---------

Increase (Decrease) in Cash .............................      14,736       32,912
Cash at beginning of period .............................      14,670         --
                                                            ---------    ---------

Cash at End of Period ...................................   $  29,406    $  32,912
                                                            =========    =========


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period ......................   $    --      $    --
                                                            =========    =========
   Income taxes paid during the period ..................   $   2,720    $     700
                                                            =========    =========

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None



                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of June 30, 2001 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)


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

         The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                                                       Per Share
                                        Income          Shares          Amount
                                      -----------     -----------    -----------
                                       (Numerator)   (Denominator)

                                       For the three months ended June 30, 2001
                                      ------------------------------------------
Basic EPS
Net Loss to common
shareholders .....................    $   (17,873)     45,016,285    $      --
                                      ===========     ===========    ===========

                                       For the three months ended June 30, 2000
                                      ------------------------------------------
Basic EPS
Net Loss to common
shareholders .....................    $  (180,751)     43,578,303    $      --
                                      ===========     ===========    ===========

                                         For the six months ended June 30, 2001
                                      ------------------------------------------
Basic EPS
Net Loss to common
shareholders ..................     $  (192,201)      44,955,961     $      --
                                    ===========      ===========     ===========

                                         For the six months ended June 30, 2000
                                      ------------------------------------------
Basic EPS
Net Loss to common
shareholders ....................    $  (508,015)     43,152,397    $     (0.01)
                                     ===========     ===========    ===========

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)


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

NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of June 30, 2001 and December 31, 2000. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of June 30, 2001, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $11,510,000 available to offset future taxable income. This net operating loss carry forward expires at various dates between December 31, 2003 and 2021. A loss generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $3,787,000 as of December 31, 2000. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Continued)


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

NOTE 5 - RENT AND LEASE EXPENSE

         The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,                   Real Property    Equipment
-------------------------------------------     -----------    -----------
                                       2001     $   269,808    $      --
                                       2002         269,808           --
                                       2003         269,808           --
                                       2004         269,808           --
                                       2005         269,808           --
                                                -----------    -----------

    Total minimum future lease payments         $ 1,349,040    $      --
                                                ===========    ===========

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 2001 and the years 2000 and 1999, an officer, Joseph Fiore, CEO of the Company, and/or companies controlled by the officer paid expenses and made advances to the Company. As of June 30, 2001, $1,471,583 in advances was due to Mr. Fiore.

NOTE 7 - RESTAURANT CLOSURES

         During 2000, E.A.J. MO, Inc., E.A.J. Shoppes, Inc., E.A.J. Walnut Street, Inc., and the third 137855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets at $1,808,168 for the year ended December 31, 2000.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)


NOTE 8 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

         The following table sets forth the options and warrants outstanding as of June 30, 2001 and December 31, 2000.


                                                        June 30,         December 31,
                                                          2001              2000
                                                      --------------   --------------

Options & warrants outstanding, beginning of year .        1,247,750        1,247,750

         Granted ..................................             --               --
         Expired ..................................             --               --
         Exercised ................................             --               --
                                                      --------------   --------------

Options & warrants outstanding, end of year .......        1,247,750        1,247,750
                                                      ==============   ==============

Exercise price for options & warrants outstanding,
end of period .....................................   $0.50 to $1.79   $0.50 to $1.79
                                                      ==============   ==============

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

         During the six months ended June 30, 2001 the company operated three restaurants. During the six months ended June 30, 2000 the Company operated five restaurants.

Total Revenues - For the three months ended June 30, 2001 and 2000, the Company had total sales of approximately $483,000 and $464,000 respectively. For the six months ended June 30, 2001 and 2000, the Company had total sales of approximately $843,000 and $996,000 respectively.

Costs and Expenses - For the three months ended June 30, 2001 and 2000, the Company had a net loss from operations of approximately $13,000 and $148,000 respectively. For the six months ended June 30, 2001 and 2000, the Company had a net loss from operations of approximately $149,000 and $442,000 respectively.

Other Income (Expense), Net - For the 1ST quarter 2001 and 2000 the Company reported net other expenses in the amount of approximately $5,000 and $33,000. For the 2nd quarter 2001 and 2000 the Company reported net other expenses in the amount of approximately $43,000 and $65,000. These expenses primarily represent accrued interest on short term notes, writedowns of property, plant and equipment, and foreign currency gains and losses.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2001 and 2000, the Company used approximately

$66,000 and $270,000 in cash flow from operating activities.

         During the six months ended June 30, 2001 and 2000 the Company borrowed approximately $94,000 and $302,000, respectively from shareholder advances and short-term notes.

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

         The Company did not file a report on Form 8-K during 2nd quarter 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                               ------------------
                                  (Registrant)





DATE:     August 14, 2001          By:    /s/ Joseph Fiore
       -----------------------            -------------------------------------
                                          Joseph Fiore
                                          C.E.O., Chairman, Secretary, Director



DATE:     August 14, 2001          By:    /s/ Gary Usling
       -----------------------            -------------------------------------
                                          Gary Usling
                                          C.F.O., Director