Form 10QSB
period 2001-09-30
EAT AT JOES LTD
filed 2001-11-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
                    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended:  September 30, 2001
                                                    ---------------------

                    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                        Commission file number 33-20111

                               Eat at Joe's Ltd.
              (Exact name of small business issuer as specified in its charter)


          Delaware                                      75-2636283
-------------------------------------------------------------------------------
  (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                   Identification No.)

          670 White Plains Road, Suite 120, Scarsdale, New York, 10583
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2001 45,048,299
                                                  ------------------------------

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Eat at Joe's, Ltd.


        We have reviewed the accompanying balance sheets of Eat at Joe's, Ltd. as of September 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
November 8, 2001

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $        39,650  $       14,670
Receivables                                                                  -           3,411
Inventory                                                               19,216          19,832
Prepaid expense                                                         29,097          13,217
                                                               ---------------  --------------

     Total Current Assets                                               87,963          51,130
                                                               ---------------  --------------

Property and equipment:
Equipment                                                              117,826         163,024
Furniture & Fixtures                                                     3,964           5,454
Leasehold improvements                                                 568,143         629,100
                                                               ---------------  --------------
                                                                       689,933         797,578
Less accumulated depreciation                                         (252,071)       (196,945)
                                                               ---------------  --------------

                                                                       437,862         600,633
                                                               ---------------  --------------

Other Assets:
Investments                                                            100,000         100,000
Intangible and other assets net of amortization
  of $55,980 and $44,367, respectively                                  98,857         110,470
                                                               ---------------  --------------

     Total Assets                                              $       724,682  $      862,233
                                                               ===============  ==============

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                       $       498,192  $      462,430
Short-term notes payable                                               530,180         518,302
Shareholders loans                                                   1,500,553       1,373,022
                                                               ---------------  --------------

     Total Current Liabilities                                       2,528,925       2,353,754
                                                               ---------------  --------------

Convertible Debentures, Net of Issue Costs                           1,430,578       1,338,448
                                                               ---------------  --------------

     Total Liabilities                                               3,959,503       3,692,202
                                                               ---------------  --------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   authorized; -0- shares issued and outstanding at September 30,
   2001 and December 31, 2000                                                -               -
Common Stock - $0.0001 par value.  50,000,000 shares
   authorized, 45,048,299 and 44,894,967 issued and
    outstanding at September 30, 2001 and December 31, 2000              4,505           4,490
Additional paid-in capital                                           9,927,476       9,919,824
Cumulative Translation Adjustment                                       19,496         120,405
Retained deficit                                                   (13,186,298)    (12,874,688)
                                                               ---------------  --------------

     Total Stockholders' Equity                                     (3,234,821)     (2,829,969)
                                                               ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       724,682  $      862,233
                                                               ===============  ==============






                       See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the three months ended       For the nine months ended
                                                                            September 30,                   September 30,
                                                                   ------------------------------- -------------------------------
                                                                        2001            2000            2001             2000
                                                                   --------------  --------------- ---------------  --------------

Revenues                                                           $      372,099  $       543,864 $     1,215,240  $    1,540,041
Cost of Revenues                                                          180,714          242,232         503,816         606,453
                                                                   --------------  --------------- ---------------  --------------
Gross Margin                                                              191,385          301,632         711,424         933,588

Expenses
   Labor and Related Expenses                                             106,111          161,102         292,549         552,737
   Rent                                                                    34,957           62,273         155,211         160,615
   Other General and Administrative                                       101,182          216,352         401,931         598,378
                                                                   --------------  --------------- ---------------  --------------
Income (Loss) Before Depreciation and Amortization                        (50,865)        (138,095)       (138,267)       (378,142)
   Depreciation and Amortization                                           29,847           27,484          91,468         229,286
                                                                   --------------  --------------- ---------------  --------------

Net Loss from Continuing Operations                                       (80,712)        (165,579)       (229,735)       (607,428)
                                                                   --------------  --------------- ---------------  --------------

Other Income (Expense), Net                                               (38,647)      (1,744,827)        (81,725)     (1,810,043)
                                                                   --------------  --------------- ---------------  --------------

Net Loss Before Income Taxes                                             (119,359)      (1,910,406)       (311,460)     (2,417,471)
Income Tax Expense (Benefit)                                                   50              475             150           1,425
                                                                   --------------  --------------- ---------------  --------------

Net Loss To Common Stockholders                                    $     (119,409) $    (1,910,881)$      (311,610) $   (2,418,896)
                                                                   ==============  =============== ===============  ==============

Basic and Diluted Loss Per Common Share                            $       0.00    $         (0.04)$        (0.01)  $     (0.06)
                                                                   ==============  =============== ===============  ==============

Weighted Average Number of Common Shares                               45,048,299       44,026,562      45,002,130      42,852,783
                                                                   ==============  =============== ===============  ==============


                       See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the nine months ended
                                                                        September 30,
                                                               -------------------------------
                                                                    2001             2000
                                                               ---------------  --------------
Cash Flows From Operating Activities
   Net loss for the period                                     $      (311,610) $   (2,418,896)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                      91,468         229,286
     Write Down of Assets                                               87,352       1,704,809
     Currency Translation Adjustment                                  (100,909)              -
     Stock issued for services and expenses                              7,667         238,567
     Decrease (Increase) in Receivables                                  3,411           8,407
     Decrease (Increase) in inventory                                      615          15,188
     Decrease (Increase) in prepaid expense                            (15,879)         64,514
     Increase in accounts payable and accrued liabilities              176,681        (157,922)
                                                               ---------------  --------------
Net Cash Provided by (Used in) Operating Activities                    (61,204)       (316,047)
                                                               ---------------  --------------

Cash Flows From Investing Activities
   Purchase of property and equipment                                   (4,435)       (177,934)
                                                               ---------------  --------------
Net Cash Provided by Investing Activities                               (4,435)       (177,934)
                                                               ---------------  --------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                  90,240         350,650
   Repayment of long-term notes payable                                (22,581)              -
   Proceeds from short-term notes payable                               22,960         161,876
                                                               ---------------  --------------

Net Cash Provided by Financing Activities                               90,619         512,526
                                                               ---------------  --------------

Increase (Decrease) in Cash                                             24,980          18,545
Cash at beginning of period                                             14,670               -
                                                               ---------------  --------------

Cash at End of Period                                          $        39,650  $       18,545
                                                               ===============  ==============


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                             $             -  $            -
                                                               ===============  ==============
   Income taxes paid during the period                         $         2,720  $          700
                                                               ===============  ==============

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:
Debt Converted To Equity                                                     -         125,000

                       See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of September 30, 2001 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)


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

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)


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

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)


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

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                                                    Per Share
                                     Income          Shares          Amount
                                 --------------  --------------  ---------------
                                   (Numerator)    (Denominator)

                                  For the three months ended September 30, 2001
                                 -----------------------------------------------
Basic EPS
Net Loss to common
 shareholders                    $     (119,409)     45,048,299  $             -
                                 ==============  ==============  ===============

                                  For the three months ended September 30, 2000
                                 -----------------------------------------------
Basic EPS
Net Loss to common
 shareholders                    $   (1,910,881)     44,026,562  $        (0.04)
                                 ==============  ==============  ===============

                                  For the nine months ended September 30, 2001
                                 -----------------------------------------------
Basic EPS
Net Loss to common
 shareholders                    $     (311,610)     45,002,130  $        (0.01)
                                 ==============  ==============  ===============

                                  For the nine months ended September 30, 2000
                                 -----------------------------------------------
Basic EPS
Net Loss to common
 shareholders                    $   (2,418,896)     42,852,783  $        (0.06)
                                 ==============  ==============  ===============

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)


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

NOTE 2 - SHORT-TERM NOTES PAYABLE

        Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2001 and December 31, 2000. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Continued)

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

NOTE 5 - RENT AND LEASE EXPENSE

        The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

        The minimum future lease payments under these leases for the next five years are:


  Year Ended December 31,                        Real Property      Equipment
---------------------------                      --------------  ---------------
        2001                                     $      269,808  $             -
        2002                                            269,808                -
        2003                                            269,808                -
        2004                                            269,808                -
        2005                                            269,808                -
                                                 --------------  ---------------

        Total minimum future lease payments      $    1,349,040  $             -
                                                 ==============  ===============

        The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6 - RELATED PARTY TRANSACTIONS

        During the nine months ended September 30, 2001 and the years 2000 and 1999, an officer, Joseph Fiore, CEO of the Company, and/or companies controlled by the officer paid expenses and made advances to the Company. As of September 30, 2001, $1,500,553 in advances was due to Mr. Fiore.

NOTE 7 - RESTAURANT CLOSURES

         During 2000, E.A.J. MO, Inc., E.A.J. Shoppes, Inc., E.A.J. Walnut Street, Inc., and the third 137855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets at $1,808,168 for the year ended December 31, 2000.

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Continued)


NOTE 8 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

        The following table sets forth the options and warrants outstanding as of September 30, 2001 and December 31, 2000.

                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------

Options & warrants outstanding, beginning of year                    1,247,750       1,247,750

        Granted                                                              -               -
        Expired                                                              -               -
        Exercised                                                            -               -
                                                               ---------------  --------------

Options & warrants outstanding, end of year                          1,247,750       1,247,750
                                                               ===============  ==============

Exercise price for options & warrants outstanding,
end of period                                                  $0.50 to $1.79   $0.50 to $1.79
                                                               ===============  ==============

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

        During the nine months ended September 30, 2001 the company operated three restaurants. During the nine months ended September 30, 2000 the Company operated five restaurants.

Total Revenues - For the three months ended September 30, 2001 and 2000, the Company had total sales of approximately $372,000 and $544,000 respectively. For the nine months ended September 30, 2001 and 2000, the Company had total sales of approximately $1,215,000 and $1,540,000 respectively.

Costs and Expenses - For the three months ended September 30, 2001 and 2000, the Company had a net loss from operations of approximately $81,000 and $166,000 respectively. For the nine months ended September 30, 2001 and 2000, the Company had a net loss from operations of approximately $230,000 and $607,000 respectively.

Other Income (Expense), Net - For the three months ended September 30, 2001 and 2000 the Company reported net other expenses in the amount of approximately $39,000 and $1,745,000. For the nine months ended September 30 2001 and 2000 the Company reported net other expenses in the amount of approximately $82,000 and $1,810,000. These expenses primarily represent accrued interest on short term notes, writedowns of property, plant and equipment, and foreign currency gains and losses.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended September 30, 2001 and 2000, the Company used approximately $61,000 and $316,000 in cash flow from operating activities.

        During the nine months ended September 30, 2001 and 2000 the Company borrowed approximately $91,000 and $513,000, respectively from shareholder advances and short-term notes.

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

        The  Company  did not file a report on Form 8-K during  the 3rd  quarter
2001.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     November 12, 2001           By:    /s/ Joseph Fiore
       -------------------------          -------------------------------------
                                          Joseph Fiore
                                          C.E.O., Chairman, Secretary, Director



DATE:     November 12, 2001           By:    /s/ Gary Usling
       -------------------------          -------------------------------------
                                          Gary Usling
                                          C.F.O., Director