Form 10KSB
period 2001-12-31
EAT AT JOES LTD
filed 2002-04-01
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2001

                                       or

 [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 33-20111

                                Eat at Joe's Ltd.
                 (Name of small business issuer in its charter)

             Delaware                                    75-2636283
          --------------                              ----------------
   State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization                     Identification No.)

           670 White Plains Road, Suite 120, Scarsdale, New York 10583
       ------------------------------------------------------------------
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

                                                           Total pages:     17
                                                                           ----
                                                    Exhibit Index Page:     15
                                                                           ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

       State issuer's revenues for its most recent fiscal year. $1,606,482
                                                                ----------

     As of December 31, 2001, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued and outstanding and 1,186,400 warrants and 61,350 options to purchase common stock at $0.50 to $1.79 per share. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,064,315 computed at the average bid and asked price as of December 31, 2001.


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

    Transitional Small Business Disclosure Format (check one):  Yes     ; NO X
                                                                    ---     ---

                                TABLE OF CONTENTS


Item Number and Caption                                                     Page
-----------------------                                                     ----

PART I

Item 1.        Description of Business.........................................4

Item 2.        Description of Property.........................................8

Item 3.        Legal Proceedings...............................................8

Item 4.        Submission of Matters to a Vote of Security Holders.............8


PART II

Item 5.        Market for Common Equity and Related Stockholder Matters........8

Item 6.        Management's Discussion and Analysis or Plan of Operations......9

Item 7.        Financial Statements...........................................12

Item 8.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure...........................................12

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............12

Item 10.       Executive Compensation.........................................14

Item 11.       Security Ownership of Certain Beneficial Owners and Management.14

Item 12.       Certain Relationships and Related Transactions.................15

Item 13.       Exhibits and Reports on Form 8-K...............................15

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

     The Company presently owns and operates two theme restaurants: one restaurant located in Philadelphia, Pennsylvania, and one in Etobicoke, Ontario, Canada. The Company is planning at least four acquisitions during 2002, subject to the availability of funding. All restaurants will be located in high traffic locations. The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

     In March of 1999, 1337855 Ontario, Inc. ("Ontario"), wholly owned subsidiary of the Company entered into a purchase agreement with Koo Koo Roo Canada Limited (Koo Koo Roo) to acquire certain assets and assume certain liabilities of that company. During 2001, the Company decided to discontinue its previous plans to open future Koo Koo Roos restaurants.

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

     Each of the subsidiaries was organized to operate a single restaurant. The Company presently owns and operates two theme restaurants: one restaurant located in Philadelphia, Pennsylvania and operated under the subsidiary E.A.J. PHL Airport Inc., and one in Etobicoke, Ontario, Canada operated under 1398926 Ontario Inc. The Company is planning at least four acquisitions during 2002, subject to the availability of funding. All restaurants will be located in high traffic locations. The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

     During 2000, E.A.J. MO, Inc., E.A.J. Shoppes, Inc., E.A.J. Walnut Street, Inc., and the third 137855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned.

     All administrative activities of the Company have been conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

     The Company's wholly-owned subsidiary 1337855 Ontario shares office space of approximately 1,000 square feet in Ontario with an officer of the Company.

OPERATING LOSSES

     The Company has incurred net losses of approximately $167,000 and $3,017,000 for the fiscal years ended December 31, 2001 and December 31, 2000, respectively. Such operating losses reflect developmental and other start-up activities for 2001 and 2000 and the loss on abandonment of assets during 2001 and 2000. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

     Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 2002. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

COMPETITION

     The Company faces competition from a wide variety of food distributors, many of which have substantially greater financial, marketing and technological resources than the Company. EMPLOYEES

     As of March 27, 2002, the Company had approximately 36 employees, none of whom is represented by a labor union.

                         ITEM 2 DESCRIPTION OF PROPERTY



     All administrative activities of the Company have been conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

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



     No matters were subject to a vote of security holders during the year 2001.


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


              2000:
First Quarter                           $       0.34    $       0.18
Second Quarter                          $       0.35    $       0.13
Third Quarter                           $       0.23    $       0.13
Fourth Quarter                          $       0.22    $       0.06

              2001:
First Quarter                           $       0.16    $       0.05
Second Quarter                          $       0.08    $       0.05
Third Quarter                           $       0.07    $       0.03
Fourth Quarter                          $       0.04    $       0.02


DIVIDENDS

     The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

     The number of shareholders of record of the Company's Common Stock as of March 27, 2002 was approximately 3,374.

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

Total Revenues - For the years ended December 31, 2001 and 2000, the Company had total sales of approximately $1,606,000 and $1,913,000 respectively.

Costs and Expenses - For the years ended December 31, 2001 and 2000, the Company had a net loss of approximately $167,000 and $3,017,000 respectively. The net loss for 2001 and 2000 is largely attributable to a loss on abandonment of assets from the closure of restaurants of approximately $87,000 and $1,972,000 respectively. The remaining loss from 2001 and 2000 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations. Given the increases and decreases in number of restaurants during 2001 and 2000, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has met its capital requirements through the sale of its Common Stock, Convertible Preferred Stock, Convertible Debentures and Notes Payable. .

     Since the Company's re-activation in January, 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units. During 2001 and 2000 the company paid approximately $9,000 and $178,000, respectively for property and equipment..

     During 2001 and 2000, the Company has raised approximately $55,000 and $700,000 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for additional unit development and working capital.

     For the year ended December 31, 2001, operating activities provided approximately $1,300 in cash flow, and for the year ended December 31, 2000, operating activities used approximately $445,000 in cash flow.

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


                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT



Executive Officers and Directors

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name        Age    Office                              Term Expires

Joseph Fiore             40     Chief Executive officer,            Next
                                Chairman of the Board of            Annual
                                Directors/Secretary                 Meeting

James Mylock, Jr.        35     Director                            Next
                                                                    Annual
                                                                    Meeting

Tim Matula               41     Director                            Next
                                                                    Annual
                                                                    Meeting

Gino Naldini             50     President and Chief Operating       Next
                                Officer                             Annual
                                                                    Meeting

Gary Usling              42     Chief Financial Officer             Next
                                                                    Annual
                                                                    Meeting

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

     Gary Usling has been Chief Financial Officer since January, 1999.From 1993 to 1998, he was employed with Penreal Capital Management, Inc. and his last held position as a Vice President. Peneral is a pension/real estate fund management company. From 1989 to 1993 he was Vice President of Acquisitions and Development for Co-operators Development Corporation, a real estate and insurance firm. From 1984 to 1989 was employed by The Canada Life Assurance Company as an accountant.

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



                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT



Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 45,048,299 shares of issued and outstanding Common Stock of the Company as of December 31, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.
Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them. # of Name and Address Nature of Shares of Beneficial Owners Ownership Owned Percent Directors

Joseph Fiore                Common Stock               4,094,974             9%

All Executive Officers      Common Stock               5,342,837             12%
and Directors as a Group
  (5 persons)


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     During 2001 and 2000, an officer, Joe Fiore, CEO of the Company, and/or companies controlled by the officer paid expenses and made advances to the Company. As of December 31, 2001, $1,616,843 in advances was due to Mr. Fiore.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



        (a)    The following documents are filed as part of this report.

1.      Financial Statements                                                Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1

Consolidated Balance Sheets as of December 31, 2001, and 2000................F-2


Consolidated Statements of Operations for the years ended
     December 31, 2001, and 2000.............................................F-4

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 2001, and 2000.............................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, and 2000.............................................F-6

Notes to consolidated Financial Statements...................................F-7

2.      Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.      Exhibits

             The following exhibits are included as part of this report:

Exhibit
Number       Title of Document


3.1          Articles of Incorporation(1)
3.2          By-laws(1)
4.1          Certificate of Designations-Series A Convertible Preferred Stock(1)
4.2          Certificate of Designations-Series B Convertible Preferred Stock(1)
4.3          Form of Warrant Agreement(1)
4.4          Certificate of Designations-Series C Convertible Preferred Stock(1)
4.5          Certificate of Designations-Series D Convertible Preferred Stock(1)
10.5         Lease Information Form between E.A.J. PHL, Airport, Inc. and
             Marketplace Redwood Limited Partnership(1)
10.11        Lease Abstract between Eat at Joe's Neshaminy, Inc. and
             General Growth Properties, Inc.(1)
10.14        Registration of trade name for Eat at Joe's(1)
10.15        Registration Rights Agreement(1)
21           Subsidiaries of the Company(1)


(1) Incorporated by reference.

        (a)    No reports on Form 8-K were filed.

                                   SIGNATURES



     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                               EAT AT JOE'S LTD.

Dated: April 1, 2002           By  /S/     Joseph Fiore
                               -------------------------------------------------
                                           Joseph Fiore,
                                           C.E.O., Chairman, Secretary, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March 2002.

Signatures                                 Title

/S/     Joseph Fiore
-------------------------------------------
Joseph Fiore                               C.E.O., Chairman, Secretary, Director
                                           (Principal Executive, Financial
                                           and Accounting Officer)

/S/     James Mylock, Jr.
-------------------------------------------
James Mylock, Jr.                          Director

/S/     Tim Matula
-------------------------------------------
Tim Matula                                 Director


-------------------------------------------
Gino Naldini                               President, Chief Operating Officer


-------------------------------------------
Gary Usling                                Chief Financial Officer

                       EAT AT JOE'S LTD. AND SUBSIDIARIES


                                      - : -

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS


Report of Independent Certified Public Accountants...........................F-1

Consolidated Balance Sheets, December 31, 2001 and 2000......................F-2

Consolidated Statements of Operations, For The Years Ended
   December 31, 2001 and 2000................................................F-4

Consolidated Statement of Changes in Stockholders' Equity, For The Years Ended
   December 31, 2001 and 2000................................................F-5

Consolidated Statements of Cash Flows, For The Years Ended
   December 31, 2001 and 2000................................................F-6

Notes to Consolidated Financial Statements...................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Eat At Joe's Ltd.


     We have audited the accompanying consolidated balance sheets of Eat At Joe's Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2001, and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd., and subsidiaries as of December 31, 2001, and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted,


                                                   /s/Robison, Hill & Co.
                                                   ----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
March 27, 2002

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000




                                                                    2001             2000
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $        62,176  $       14,670
Receivables                                                                  -           3,411
Inventory                                                               19,116          19,832
Prepaid expense                                                          8,210          13,217
                                                               ---------------  --------------

     Total Current Assets                                               89,502          51,130
                                                               ---------------  --------------

Property and equipment:
Equipment                                                              120,150         163,025
Furniture & Fixtures                                                     3,964           5,454
Leasehold improvements                                                 577,581         629,100
                                                               ---------------  --------------
                                                                       701,695         797,579
Less accumulated depreciation                                         (287,902)       (196,945)
                                                               ---------------  --------------

                                                                       413,793         600,634
                                                               ---------------  --------------

Other Assets:
Investments                                                            100,000         100,000
Intangible and other assets net of amortization of $59,851 and
$44,367 for 2000 and 1999, respectively                                 94,986         110,470
                                                               ---------------  --------------

     Total Assets                                              $       698,281  $      862,234
                                                               ===============  ==============


                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                   (Continued)




                                                                    2001             2000
                                                               ---------------  --------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                       $       334,247  $      462,431
Short-term notes payable                                               361,996         518,302
Shareholders loans                                                   1,616,843       1,373,022
                                                               ---------------  --------------

     Total Current Liabilities                                       2,313,086       2,353,755
                                                               ---------------  --------------

Convertible Debentures, Net of Issue Costs                           1,462,533       1,338,448
                                                               ---------------  --------------

     Total Liabilities                                               3,775,619       3,692,203
                                                               ---------------  --------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   authorized; -0- and 2 shares issued and outstanding                       -               -
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.45,048,299 and 44,894,967 issued and
   outstanding, respectively.                                            4,505           4,490
Common Stock To Be Issued                                                    -               -
Additional paid-in capital                                           9,927,476       9,919,824
Cumulative Translation Adjustment                                       32,581         120,405
Retained deficit                                                   (13,041,900)    (12,874,688)
                                                               ---------------  --------------

     Total Stockholders' Equity                                     (3,077,338)     (2,829,969)
                                                               ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       698,281  $      862,234
                                                               ===============  ==============










   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000


                                                                    2001             2000
                                                               ---------------  --------------

Revenues                                                       $     1,606,482  $    1,912,990
Cost of Revenues                                                       592,985         836,185
                                                               ---------------  --------------
Gross Margin                                                         1,013,497       1,076,805

Expenses
   Labor and Related Expenses                                          336,233         652,330
   Rent                                                                259,200         224,804
   Other General and Administrative                                    336,901         832,716
                                                               ---------------  --------------
Income (Loss) Before Depreciation and Amortization                      81,163        (633,045)
   Depreciation and Amortization                                       121,732         263,124
                                                               ---------------  --------------

Net Loss from Continuing Operations                                    (40,569)       (896,169)
                                                               ---------------  --------------

Other Income (Expense)
   Interest income                                                           -               -
   Interest expense                                                   (147,883)       (145,627)
   Gain (Loss) on sale of assets                                       (87,352)     (1,972,070)
   Other                                                               108,792               -
                                                               ---------------  --------------
Net Other Income (Expense)                                            (126,443)     (2,117,697)
                                                               ---------------  --------------

Net Loss Before Income Taxes                                          (167,012)     (3,013,866)
Income Tax Expense (Benefit)                                               200           2,720
                                                               ---------------  --------------

Net Loss                                                       $      (167,212) $   (3,016,586)
                                                               ===============  ==============

Basic Loss Per Common Share:                                   $             -  $        (0.07)
                                                               ===============  ==============

Weighted Average Number of Common Shares                            45,002,509      43,857,607
                                                               ===============  ==============










   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001, AND 2000



                                                                                      Additional   Cumulative
                                       Preferred Stock            Common Stock          Paid-in    Translation      Retained
                                    ---------------------- -------------------------
                                      Shares     Amount        Shares       Amount      Capital     Adjustment       Deficit
                                    ---------- ----------- -------------  ---------- ------------- ------------  --------------

Balance at January 1, 2000                   2 $         -    41,874,680  $    4,187 $   9,619,060 $          -  $   (9,858,101)

Convertible Debentures
  Converted                                  -           -       800,000          80       162,420            -               -
Series B Preferred Shares
  Converted                                 (2)          -     1,086,957         109          (109)           -               -
Shares Issued for Services                   -           -     1,133,330         114       138,453            -               -
Currency Translation Adjustment              -           -             -           -             -      120,405               -
Net Loss                                     -           -             -           -             -            -      (3,016,587)
                                    ---------- ----------- -------------  ---------- ------------- ------------  --------------

Balance at December 31, 2000                 -           -    44,894,967       4,490     9,919,824       20,405     (12,874,688)

Shares Issued for Services                   -           -       153,332          15         7,652                            -
Currency Translation Adjustment              -           -             -           -             -      (87,824)              -
Net Loss                                     -           -             -           -             -            -        (167,212)
                                    ---------- ----------- -------------  ---------- ------------- ------------  --------------

Balance at December 31, 2001                 - $         -    45,048,299  $    4,505 $   9,927,476 $     32,581  $  (13,041,900)
                                    ========== =========== =============  ========== ============= ============  ==============





   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000




                                                                    2001             2000
                                                               ---------------  --------------
Cash Flows From Operating Activities
   Net loss for the period                                     $      (167,212) $   (3,016,587)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                     106,441         263,124
     Currency Translation Adjustment                                   (87,823)        120,405
     Stock issued for services and expenses                              7,667         301,067
     Loss on disposal of assets                                        104,530       1,972,070
     Decrease (Increase) in Receivables                                  3,411           7,028
     Decrease (Increase) in inventory                                      716          26,219
     Decrease (Increase) in prepaid expense                              5,007          63,225
     Increase (Decrease) in accounts payable & accrued liabilities      28,586        (181,965)
                                                               ---------------  --------------
Net Cash Provided by (Used in) Operating Activities                      1,323        (445,414)
                                                               ---------------  --------------

Cash Flows From Investing Activities
   Investments                                                               -               -
   Purchase of property and equipment                                   (8,645)       (177,934)
   Purchase of intangible assets                                             -               -
                                                               ---------------  --------------
Net Cash Provided by (Used in) Investing Activities                     (8,645)       (177,934)
                                                               ---------------  --------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                 216,500         648,381
   Repayments of notes and advances                                   (166,809)       (162,500)
   Proceeds from short-term notes payable                                5,137         152,137
                                                               ---------------  --------------
Net Cash Provided by Financing Activities                               54,828         638,018
                                                               ---------------  --------------

Increase (Decrease) in Cash                                             47,506          14,670
Cash at beginning of period                                             14,670               -
                                                               ---------------  --------------
Cash at End of Period                                          $        62,176  $       14,670
                                                               ===============  ==============

Supplemental Disclosure of
Interest and Income Taxes Paid
   Interest paid during the period                             $        25,997  $            -
                                                               ===============  ==============
   Income taxes paid during the period                         $           200  $        2,720
                                                               ===============  ==============

Supplemental Disclosure of Non-cash Investing
 and Financing Activities
   Short-term Notes Settled with Issuance of
      Common Stock                                             $             -  $      162,500
                                                               ===============  ==============

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000

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

     During the period September 30, 1988 to December 31, 1992, the Company remained in the development stage while attempting to enter the mining industry. The Company acquired certain unpatented mining claims and related equipment necessary to mine, extract, process and otherwise explore for kaolin clay, silica, feldspar, precious metals, antimony and other commercial minerals from its majority stockholder and other unrelated third-parties. The Company was unsuccessful in these start- up efforts and all activity was ceased during 1992 as a result of foreclosure on various loans in default and/or the abandonment of all assets. From 1992 until 1996 the Company had no operations, assets or liabilities.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly- owned subsidiaries, E.A.J. Hold, Inc., a Nevada corporation ("Hold"), E.A.J. PHL Airport, Inc., a Pennsylvania corporation, E.A.J. Shoppes, Inc., a Nevada corporation, E.A.J. Cherry Hill, Inc., a Nevada corporation, E.A.J. Innerharbor, Inc., a Nevada corporation, E.A.J. Neshaminy, Inc., a Nevada corporation, E.A.J. PM, Inc., a Nevada corporation, E.A.J. Echelon, Inc., a Nevada corporation, E.A.J. Market East, Inc., a Nevada corporation, E.A.J. MO, Inc., a Nevada corporation, E.A.J. Syracuse, Inc., a Nevada corporation, E.A.J. Walnut Street, Inc., a Nevada corporation, E.A.J. Owings, Inc., a Nevada corporation, and 1398926 Ontario, Inc. and 1337855 Ontario, Inc., British Columbia corporations. All significant intercompany accounts and transactions have been eliminated.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000
                                   (Continued)

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

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:



                                      For the Year Ended December 31, 2001
                                 -----------------------------------------------
                                                                    Per Share
                                     Income          Shares          Amount
                                 --------------  --------------  ---------------

Basic EPS
Net Loss to common
shareholders                     $    (167,212)      45,002,509  $             -
                                 ==============  ==============  ===============



                                      For the Year Ended December 31, 2000
                                 -----------------------------------------------
                                                                    Per Share
                                     Income          Shares          Amount
                                 --------------  --------------  ---------------

Basic EPS
Net Loss to common
shareholders                     $  (3,016,586)      43,857,607  $        (0.07)
                                 ==============  ==============  ===============

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000
                                   (Continued)

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

NOTE 2 - SHORT-TERM NOTES PAYABLE

     Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2001 and 2000. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000
                                   (Continued)

NOTE 3 - INCOME TAXES

     As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $13,000,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 5 - RENT AND LEASE EXPENSE

     The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

     The minimum future lease payments under these leases for the next five years are:


  Year Ended December 31,                        Real Property      Equipment
---------------------------                      --------------  ---------------
     2002                                               269,808                -
     2003                                               269,808                -
     2004                                               269,808                -
     2005                                               269,808                -
     2006                                               269,808                -
                                                 --------------  ---------------
     Total five year minimum lease payments      $    1,349,040  $             -
                                                 ==============  ===============


     The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000
                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS

     During 2001 and 2000, an officer, Joe Fiore, CEO of the Company, and/or companies controlled by the officer paid expenses and made advances to the Company. As of December 31, 2001, $1,616,843 in advances was due to Mr. Fiore.

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

     The following table sets forth the options and warrants outstanding as of December 31, 2001 and 2000.


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
                                                               ===============  ==============

Exercise price for options & warrants outstanding, end of year  $0.50 to $1.79  $0.50 to $1.79
                                                               ===============  ==============

NOTE 8 - RESTAURANT CLOSURES

     During 2000, E.A.J. MO, Inc., E.A.J. Shoppes, Inc., E.A.J. Walnut Street, Inc., and the third 137855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets at $1,808,168 for the year ended December 31, 2000.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000
                                   (Continued)

NOTE 9 - SELECTED FINANCIAL DATA (Unaudited)

     The following table set forth certain unaudited quarterly financial information:

                                                         2000 Quarters Ended
                               ---------------------------------------------------------------

                                       Mar 31           Jun 30          Sep 30          Dec 31
                               --------------  --------------- ---------------  --------------
Income statement data:
   Net sales                   $      532,114  $       996,177 $     1,540,041  $    1,912,990
   Gross profit                       336,261          631,956         933,588       1,076,805
   Income (loss) from
     operations before
     depreciation & amortization     (194,028)        (240,767)       (378,861)       (633,045)
   Loss from operations              (294,940)        (442,569)       (608,147)       (896,170)
Other income                          (31,849)         (64,496)     (1,809,324)     (2,117,697)
                               --------------  --------------- ---------------  --------------
Loss before taxes                    (326,789)        (507,065)     (2,417,471)     (3,013,867)
Income tax (provision) benefit           (475)            (950)         (1,425)         (2,720)
                               --------------  --------------- ---------------  --------------
Net Income (Loss)              $     (327,264) $      (508,015)$    (2,418,896) $   (3,016,587)
                               ==============  =============== ===============  ==============


                                                         2001 Quarters Ended
                               ---------------------------------------------------------------

                                       Mar 31           Jun 30          Sep 30          Dec 31
                               --------------  --------------- ---------------  --------------
Income statement data:
   Net sales                   $      360,101  $       843,141 $     1,215,240  $    1,606,482
   Gross profit                       213,009          520,039         711,423       1,013,497
   Income (loss) from
     operations before
     depreciation & amortization     (106,078)         (87,402)       (138,268)         81,163
   Loss from operations              (136,361)        (149,022)       (229,735)        (40,569)
Other income                          (37,918)         (43,078)        (81,724)       (126,443)
                               --------------  --------------- ---------------  --------------
Loss before taxes                    (174,278)        (192,100)       (311,460)       (167,012)
Income tax (provision) benefit            (50)            (100)           (150)           (200)
                               --------------  --------------- ---------------  --------------
Net Income (Loss)              $     (174,328) $      (192,200)$      (311,610) $     (167,212)
                               ==============  =============== ===============  ==============


NOTE 10 - BUSINESS CONDITION

     The Company has incurred a net loss from operations for the years ended December 31, 2001 and 2000 of $40,569 and $896,170 respectively, and the Company provided cash of $1,323 from operating activities for the year ended December 31, 2001, and the Company used $445,414 of cash in operating activities for the year ended December 31, 2000. As of December 31, 2001, the Company had a working

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001, AND 2000
                                   (Continued)

NOTE 10 - BUSINESS CONDITION (continued)

capital deficit of $2,223,584. The Company's operations in the United States are currently providing positive cash flows. Management plans to open at least four new restaurants during 2002. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.