Form 10QSB
period 2002-03-31
EAT AT JOES LTD
filed 2002-05-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
                    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended:  March 31, 2002
                                                      -----------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 45,048,299

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Eat at Joe's, Ltd.


        We have reviewed the accompanying balance sheets of Eat at Joe's, Ltd. as of March 31, 2002 and December 31, 2001, and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 10, 2002

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $        77,488  $       62,176
Receivables                                                                  -               -
Inventory                                                               19,110          19,116
Prepaid expense                                                          8,100           8,210
                                                               ---------------  --------------

     Total Current Assets                                              104,698          89,502
                                                               ---------------  --------------

Property and equipment:
Equipment                                                              125,507         120,150
Furniture & Fixtures                                                     3,964           3,964
Leasehold improvements                                                 577,580         577,581
                                                               ---------------  --------------
                                                                       707,051         701,695
Less accumulated depreciation                                         (314,260)       (287,902)
                                                               ---------------  --------------

                                                                       392,791         413,793
                                                                                       =======
                                                               ---------------  --------------

Other Assets:
Investments                                                            100,000         100,000
Intangible and other assets net of amortization
  of $63,722 and $59,851, respectively                                  91,115          94,986
                                                               ---------------  --------------

     Total Assets                                              $       688,604  $      698,281
                                                               ===============  ==============

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                       $       335,779  $      334,247
Short-term notes payable                                               359,504         361,996
Shareholders loans                                                   1,673,015       1,616,843
                                                               ---------------  --------------

     Total Current Liabilities                                       2,368,298       2,313,086
                                                               ---------------  --------------

Convertible Debentures, Net of Issue Costs                           1,495,131       1,462,533
                                                               ---------------  --------------

     Total Liabilities                                               3,863,429       3,775,619
                                                               ---------------  --------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   authorized; -0- shares issued and outstanding at March 31,
2002 and December 31, 2001                                                   -               -
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.45,048,299 issued and outstanding at March 31,
   2002 and December 31, 2001                                            4,505           4,505
Additional paid-in capital                                           9,927,476       9,927,476
Cumulative Translation Adjustment                                       21,130          32,581
Retained deficit                                                   (13,127,936)    (13,041,900)
                                                               ---------------  --------------

     Total Stockholders' Equity                                     (3,174,825)     (3,077,338)
                                                               ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       688,604  $      698,281
                                                               ===============  ==============











                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 For the three months ended
                                                                          March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------

Revenues                                                       $       401,285  $      360,101
Cost of Revenues                                                       163,143         147,091
                                                               ---------------  --------------
Gross Margin                                                           238,142         213,010

Expenses
   Labor and Related Expenses                                           82,141          87,657
   Rent                                                                 39,443          39,270
   Other General and Administrative                                    109,999         192,160
                                                               ---------------  --------------
Income (Loss) Before Depreciation and Amortization                       6,559        (106,077)
   Depreciation and Amortization                                        30,683          30,283
                                                               ---------------  --------------

Net Loss from Continuing Operations                                    (24,124)       (136,360)
                                                               ---------------  --------------

Other Income (Expense)
   Other Expense                                                       (11,624)
   Interest, Net                                                       (50,234)        (37,918)
                                                               ---------------  --------------

Net Loss Before Income Taxes                                           (85,982)       (174,278)
Income Tax Expense (Benefit)                                                50              50
                                                               ---------------  --------------

Net Loss To Common Stockholders                                $       (86,032) $     (174,328)
                                                               ===============  ==============

Basic and Diluted Loss Per Common Share                        $             -  $            -
                                                               ===============  ==============

Weighted Average Number of Common Shares                            45,048,299      44,894,967
                                                               ===============  ==============








                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the three months ended
                                                                          March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
Cash Flows From Operating Activities
   Net loss for the period                                     $       (86,032) $     (174,328)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                      30,229          30,283
     Currency Translation Adjustment                                   (11,452)         17,717
     Stock issued for services and expenses                                  -               -
     Decrease (Increase) in Receivables                                      -             381
     Decrease (Increase) in inventory                                        6             603
     Decrease (Increase) in other assets                                     -               -
     Decrease (Increase) in prepaid expense                                110               -
     Increase in accounts payable and accrued liabilities               34,130          89,956
                                                               ---------------  --------------
Net Cash Provided by (Used in) Operating Activities                    (33,009)        (35,388)
                                                               ---------------  --------------

Cash Flows From Investing Activities
   Purchase of property and equipment                                   (5,357)              -
                                                               ---------------  --------------
Net Cash Provided by Investing Activities                               (5,357)              -
                                                               ---------------  --------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                  56,170          47,000
   Repayment of long-term notes payable                                 (2,492)         (7,727)
   Proceeds from short-term notes payable                                    -               -
                                                               ---------------  --------------

Net Cash Provided by Financing Activities                               53,678          39,273
                                                               ---------------  --------------

Increase (Decrease) in Cash                                             15,312           3,885
Cash at beginning of period                                             62,176          14,670
                                                               ---------------  --------------

Cash at End of Period                                          $        77,488  $       18,555
                                                               ===============  ==============


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                             $             -  $            -
                                                               ===============  ==============
   Income taxes paid during the period                         $             -  $            -
                                                               ===============  ==============

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None

                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of March 31, 2002 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)


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

Earnings (Loss) Per Share

        Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for three months ended March 31, 2002 and 2001.

        The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:

                                    For the three months ended March 31, 2002
                                 -----------------------------------------------
                                                                    Per Share
                                     Income          Shares          Amount
                                 --------------  --------------  ---------------
                                   (Numerator)    (Denominator)
Basic EPS
Net Loss to common
shareholders                     $      (86,032)     45,048,299  $             -
                                 ==============  ==============  ===============

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share (Continued)

                                    For the three months ended March 31, 2001
                                 -----------------------------------------------
                                                                    Per Share
                                     Income          Shares          Amount
                                 --------------  --------------  ---------------
                                   (Numerator)    Denominator)
Basic EPS
Net Loss to common
shareholders                     $     (174,328)     44,894,967  $             -
                                 ==============  ==============  ===============

Reclassifications

        Certain   reclassifications   have  been  made  in  the  2001  financial
statements to conform with the 2002 presentation.

NOTE 2 - SHORT-TERM NOTES PAYABLE

        Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2002 and December 31, 2001. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

        As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $13,000,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)


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

NOTE 5 - RENT AND LEASE EXPENSE

        The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

        The minimum future lease payments under these leases for the next five years are:


  Year Ended December 31,                        Real Property      Equipment
---------------------------                      --------------  ---------------
        2002                                     $      269,808  $             -
        2003                                            269,808                -
        2004                                            269,808                -
        2005                                            269,808                -
        2006                                            269,808                -
                                                 --------------  ---------------

                                                                 ---------------
        Total minimum future lease payments      $    1,349,040  $             -
                                                 ==============  ===============

        The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)


NOTE 6 - RELATED PARTY TRANSACTIONS

        During 2001 and the three months ended March 31, 2002, an officer, Joe Fiore, CEO of the Company, and/or companies controlled by the officer paid expenses and made advances to the Company. As of March 31, 2002, $1,673,015 in advances was due to Mr. Fiore.

NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

        Holders of Convertible Preferred Stock received 1,086,957 shares of the Company's Common stock during 2000 in conversion of 2 shares of Series B Convertible Preferred Stock. As of December 31, 2000 there were no remaining shares of Convertible Preferred Stock outstanding.

        During 2000, holders of $162,500 of Convertible debentures received 800,000 shares of Common Stock on conversion of debentures.

        The following table sets forth the options and warrants outstanding as of March 31, 2002 and December 31, 2001.

                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------

Options & warrants outstanding, beginning of year                    1,247,750       1,247,750

        Granted                                                              -               -
        Expired                                                              -               -
        Exercised                                                            -               -
                                                               ---------------  --------------

Options & warrants outstanding, end of year                          1,247,750       1,247,750
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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 10 - BUSINESS CONDITION

        The Company has incurred a net loss from operations for the years ended December 31, 2001 and 2000 of $40,569 and $896,170 respectively, and the Company provided cash of $1,323 from operating activities for the year ended December 31, 2001, and the Company used $445,414 of cash in operating activities for the year ended December 31, 2000. As of December 31, 2001, the Company had a working capital deficit of $2,223,584. The Company's operations in the United States are currently providing positive cash flows. Management plans to open at least four new restaurants during 2002. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

        During the three months ended March 31, 2002 the company operated two restaurants. During the three months ended March 31, 2001 the Company operated three restaurants.

Total Revenues - For the three months ended March 31, 2002 and 2001, the Company had total sales of approximately $401,000 and $360,000 respectively.

Costs and Expenses - For the three months ended March 31, 2002 and 2001, the Company had a net loss from operations of approximately $86,000 and $174,000 respectively.

Other Income (Expense), Net - For the 1ST quarter 2002 and 2001 the Company reported net other expenses in the amount of approximately $62,000 and $38,000. These expenses primarily represent accrued interest on short term notes.

LIQUIDITY AND CAPITAL RESOURCES

        For the three months ended March 31, 2002 and 2001, the Company used approximately $33,000 and $35,000 in cash flow from operating activities.

        During the three months ended March 31, 2002 and 2001 the Company borrowed approximately $54,000 and $39,000, respectively from shareholder advances and short-term notes.

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

        The Company did not file a report on Form 8-K during 1st quarter 2002.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     May 13, 2002                By:    /s/ Joseph Fiore
       --------------------               --------------------------------------
                                           Joseph Fiore
                                           C.E.O., Chairman, Secretary, Director



DATE:     May 13, 2002                By:    /s/ Gary Usling
       --------------------               --------------------------------------
                                           Gary Usling
                                           C.F.O.