Form 10QSB
period 2002-06-30
EAT AT JOES LTD
filed 2002-08-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002
                                                 ----------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2002 45,048,299
                                                     ---------------------------

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Eat at Joe's, Ltd.


     We have reviewed the accompanying balance sheets of Eat at Joe's, Ltd. as of June 30, 2002 and December 31, 2001, and the related statements of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 7, 2002

                             EAT AT JOE'S LTD., AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------
ASSETS
Current Assets:
Cash and cash equivalents                                      $        70,977  $       62,176
Inventory                                                                7,500          19,116
Prepaid expense                                                          7,849           8,210
                                                               ---------------  --------------

     Total Current Assets                                               86,326          89,502
                                                               ---------------  --------------

Property and equipment:
Equipment                                                              101,622         120,150
Furniture & Fixtures                                                     1,083           3,964
Leasehold improvements                                                 376,166         577,581
                                                               ---------------  --------------
                                                                       478,871         701,695
Less accumulated depreciation                                         (248,717)       (287,902)
                                                               ---------------  --------------

                                                                       230,154         413,793
                                                                                       =======
                                                               ---------------  --------------

Other Assets:
Investments                                                            100,000         100,000
Intangible and other assets net of amortization
  of $67,593 and $59,851, respectively                                  87,244          94,986
                                                               ---------------  --------------

     Total Assets                                              $       503,724  $      698,281
                                                               ===============  ==============

                             EAT AT JOE'S LTD., AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                         (Continued)

                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                       $       317,315  $      334,247
Short-term notes payable                                               359,803         361,996
Shareholders loans                                                   1,701,516       1,616,843
                                                               ---------------  --------------

     Total Current Liabilities                                       2,378,634       2,313,086
                                                               ---------------  --------------

Convertible Debentures, Net of Issue Costs                           1,528,385       1,462,533
                                                               ---------------  --------------

     Total Liabilities                                               3,907,019       3,775,619
                                                               ---------------  --------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   authorized; -0- shares issued and outstanding at June 30,
   2002 and December 31, 2001                                                -               -
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.45,048,299 issued and outstanding at June 30,
   2002 and December 31, 2001                                            4,505           4,505
Additional paid-in capital                                           9,927,476       9,927,476
Cumulative Translation Adjustment                                            -          32,581
Retained deficit                                                   (13,335,276)    (13,041,900)
                                                               ---------------  --------------

     Total Stockholders' Equity                                     (3,403,295)     (3,077,338)
                                                               ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       503,724  $      698,281
                                                               ===============  ==============









                       See accompanying notes and accountants' report.

                             EAT AT JOE'S LTD., AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the three months ended       For the six months ended
                                                                              June 30,                        June 30,
                                                                   ------------------------------- -------------------------------
                                                                        2002            2001            2002             2001
                                                                   --------------  --------------- ---------------  --------------

Revenues                                                           $      293,159  $       483,040 $       694,444  $      843,141
Cost of Revenues                                                           96,772          176,011         259,915         323,102
                                                                   --------------  --------------- ---------------  --------------
Gross Margin                                                              196,387          307,029         434,529         520,039
                                                                                                           =======

Expenses
   Labor and Related Expenses                                              64,566           98,781         146,707         186,438
   Rent                                                                    28,733           80,984          68,176         120,254
   Other General and Administrative                                       102,975          108,589         212,974         300,749
                                                                   --------------  --------------- ---------------  --------------
Income (Loss) Before Depreciation and Amortization                            113           18,675           6,672         (87,402)
   Depreciation and Amortization                                           19,420           31,338          50,103          61,621
                                                                   --------------  --------------- ---------------  --------------

Net Loss from Continuing Operations                                       (19,307)         (12,663)        (43,431)       (149,023)
                                                                   --------------  --------------- ---------------  --------------

Other Income (Expense)
   Disposition of Assets                                                 (154,434)               -        (154,434)        (87,352)
   Other Income (Expense), Net                                            (33,553)          (5,160)        (95,411)         44,274
                                                                   --------------  --------------- ---------------  --------------

Net Loss Before Income Taxes                                             (207,294)         (17,823)       (293,276)       (192,101)
Income Tax Expense (Benefit)                                                   50               50             100             100
                                                                   --------------  --------------- ---------------  --------------

Net Loss To Common Stockholders                                    $     (207,344) $       (17,873)$      (293,376) $     (192,201)
                                                                   ==============  =============== ===============  ==============

Basic and Diluted Loss Per Common Share                            $       0.00    $        0.00   $      (0.01)    $       0.00
                                                                   ==============  =============== ===============  ==============

Weighted Average Number of Common Shares                               45,048,299       45,016,285      45,048,299      44,955,961
                                                                   ==============  =============== ===============  ==============

                       See accompanying notes and accountants' report.

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the six months ended
                                                                          June 30,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
Cash Flows From Operating Activities
   Net loss for the period                                     $      (293,376) $     (192,201)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                      50,103          46,329
     Write Down of Assets                                              137,366         104,530
     Currency Translation Adjustment                                   (11,452)       (116,217)
     Stock issued for services and expenses                                  -           7,667
     Decrease (Increase) in Receivables                                      -           3,411
     Decrease (Increase) in inventory                                        6             196
     Decrease (Increase) in prepaid expense                                110         (18,206)
     Increase in accounts payable and accrued liabilities               48,921          98,504
                                                               ---------------  --------------
Net Cash Provided by (Used in) Operating Activities                    (68,322)        (65,987)
                                                               ---------------  --------------

Cash Flows From Investing Activities
   Purchase of property and equipment                                   (5,357)         (5,750)
                                                               ---------------  --------------
Net Cash Provided by Investing Activities                               (5,357)         (5,750)
                                                               ---------------  --------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                  84,673          71,240
   Repayment of long-term notes payable                                 (2,492)         (7,727)
   Proceeds from short-term notes payable                                  299          22,960
                                                               ---------------  --------------

Net Cash Provided by Financing Activities                               82,480          86,473
                                                               ---------------  --------------

Increase (Decrease) in Cash                                              8,801          14,736
Cash at beginning of period                                             62,176          14,670
                                                               ---------------  --------------

Cash at End of Period                                          $        70,977  $       29,406
                                                               ===============  ==============


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                             $             -  $            -
                                                               ===============  ==============
   Income taxes paid during the period                         $             -  $        2,720
                                                               ===============  ==============

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None

                       See accompanying notes and accountants' report.

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of June 30, 2002 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          (Continued)


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

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          (Continued)


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

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          (Continued)


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

     The reconciliations of the numerators and denominators of the basic earnings per share computations are as follows:


                                                                    Per Share
                                     Income          Shares          Amount
                                 --------------  --------------  ---------------
                                  (Numerator)    (Denominator)

                                    For the three months ended June 30, 2002
                                 -----------------------------------------------
Basic EPS
Net Loss to common
shareholders                     $     (207,344)     45,048,299  $             -
                                 ==============  ==============  ===============

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share (Continued)


                                                                    Per Share
                                     Income          Shares          Amount
                                 --------------  --------------  ---------------
                                  (Numerator)    (Denominator)

                                    For the three months ended June 30, 2001
                                 -----------------------------------------------
Basic EPS
Net Loss to common
shareholders                     $      (17,873)     45,016,285  $             -
                                 ==============  ==============  ===============

                                     For the six months ended June 30, 2002
                                 -----------------------------------------------
Basic EPS
Net Loss to common
shareholders                     $     (293,376)     45,048,299  $        (0.01)
                                 ==============  ==============  ===============

                                     For the six months ended June 30, 2001
                                 -----------------------------------------------
Basic EPS
Net Loss to common
shareholders                     $     (192,201)     44,955,961  $             -
                                 ==============  ==============  ===============

Reclassifications

     Certain reclassifications have been made in the 2001 financial statements to conform with the 2002 presentation.

NOTE 2 - SHORT-TERM NOTES PAYABLE

     Short-Term Notes Payable consist of loans from unrelated entities as of June 30, 2002 and December 31, 2001. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

     As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $13,000,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          (Continued)

NOTE 3 - INCOME TAXES (Continued)

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

NOTE 5 - RENT AND LEASE EXPENSE

     The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

     The minimum future lease payments under these leases for the next five years are:


  Year Ended December 31,                        Real Property      Equipment
---------------------------                      --------------  ---------------
        2002                                     $      128,496  $             -
        2003                                             84,996                -
        2004                                             84,996                -
        2005                                             84,996                -
        2006                                             84,996                -
                                                 --------------  ---------------

                                                                 ---------------
        Total minimum future lease payments      $      468,480  $             -
                                                 ==============  ===============

     The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          (Continued)


NOTE 6 - RELATED PARTY TRANSACTIONS

     During 2001 and the six months ended June 30, 2002, an officer, Joe Fiore, CEO of the Company, and/or companies controlled by the officer paid expenses and made advances to the Company. As of June 30, 2002, $1,701,516 in advances was due to Mr. Fiore.

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

     The following table sets forth the options and warrants outstanding as of June 30, 2002 and December 31, 2001.

                                                                  June 30,       December 31,
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

                              EAT AT JOE'S LTD. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          (Continued)


NOTE 8 - RESTAURANT CLOSURES (Continued)

     During the three months ended June 30, 2002, the restaurant in Etobicoke, Ontario, Canada was closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets at $154,434 for the six months ended June 30, 2002.

NOTE 10 - BUSINESS CONDITION

     The Company has incurred a net loss from operations for the six months ended June 30, 2002 and 2001 of $43,431 and $149,023 respectively, and the Company used cash of $68,322 in operating activities for the six months ended June 30, 2002, and used cash of $65,987 in operating activities for the six months ended June 30, 2001. As of June 30, 2002, the Company had a working capital deficit of $2,293,308. Management plans to open at least four new restaurants during 2002. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

Results of Operations - From March 1, 1990 to December 12, 1995 the Company was an inactive corporation. From December 12, 1995 to November 1997 the Company was a development stage company and had not begun principal operations. During November and December, 1997 two restaurants were opened and began operations. Two restaurants were opened, during May 1998, and three restaurants were opened during third quarter 1998 (1 per month) and one restaurant was opened and began operations during October 1998. During March 1999 the Company purchased and began operating three restaurants in Ontario Canada. During second and third quarter of 1999, four U.S. restaurants and two Canadian restaurants were closed and substantially all assets and leasehold improvements abandoned. During 2000, the Company opened two new restaurants in Ontario, Canada. Also during 2000, the Company closed three U.S. restaurants and one Canadian restaurant and substantially all assets and leasehold improvements were abandoned. During the three months ended June 30, 2002, the Company closed one Canadian restaurant and substantially all assets and leasehold improvements were abandoned.

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

     During the three months ended June 30, 2002 the company operated one restaurant. During the three months ended June 30, 2001 the Company operated two restaurants.

Total Revenues - For the three months ended June 30, 2002 and 2001, the Company had total sales of approximately $293,000 and $483,000 respectively.

Costs and Expenses - For the three months ended June 30, 2002 and 2001, the Company had a net loss from operations of approximately $19,000 and $13,000 respectively.

Other Income (Expense), Net - For the three months ended June 30, 2002 and 2001 the Company reported net other expenses in the amount of approximately $188,000 and $5,000. For the three months ended June 30, 2002, these expenses primarily represent losses on abandonment of assets and accrued interest on short term notes. For the three months ended June 30, 2001, these expenses primarily represent accrued interest on short term notes.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended June 30, 2002 and 2001, the Company used approximately $35,000 and $31,000 in cash flow from operating activities.

     During the three months ended June 30, 2002 and 2001 the Company borrowed approximately $28,000 and $47,000, respectively from shareholder advances and short-term notes.

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

        None.

Item 6.  Exhibits and Reports on Form 8-K

        Exhibits

               The following exhibits are included as part of this report:

Exhibit
Number         Title of Document


99.1 Certification Pursuant to 18 U.S.C. S 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. S 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        The Company did not file a report on Form 8-K during 2nd quarter 2002.

                                          SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EAT AT JOE'S LTD.
                                         (Registrant)





DATE:     August 13, 2002         By:    /s/ Joseph Fiore
       -----------------------         -----------------------------------------
                                       Joseph Fiore
                                       C.E.O., Chairman, Secretary, Director
                                      (Principal Executive & Accounting Officer)