Form 10QSB
period 2002-09-30
EAT AT JOES LTD
filed 2002-11-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002
                                              ---------------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2002 45,048,299

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT



Eat at Joe's, Ltd.


         We have reviewed the accompanying balance sheets of Eat at Joe's, Ltd. as of September 30, 2002 and December 31, 2001, and the related statements of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 8, 2002

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $           59,457  $           62,176
Inventory                                                                                 7,500              19,116
Prepaid expense                                                                           7,849               8,210
                                                                             ------------------  ------------------

     Total Current Assets                                                                74,806              89,502
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                                98,741             120,150
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,166             577,581
                                                                             ------------------  ------------------
                                                                                        478,871             701,695
Less accumulated depreciation                                                          (264,266)           (287,902)
                                                                             ------------------  ------------------

                                                                                        214,605             413,793
                                                                                                            =======
                                                                             ------------------  ------------------

Other Assets:
Investments                                                                             100,000             100,000
Intangible and other assets net of amortization
  of $71,464 and $59,851, respectively                                                   83,373              94,986
                                                                             ------------------  ------------------

     Total Assets                                                            $          472,784  $          698,281
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $          312,944  $          334,247
Short-term notes payable                                                                360,107             361,996
Shareholders loans                                                                    1,734,266           1,616,843
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        2,407,317           2,313,086
                                                                             ------------------  ------------------

Convertible Debentures, Net of Issue Costs                                            1,562,309           1,462,533
                                                                             ------------------  ------------------

     Total Liabilities                                                                3,969,626           3,775,619
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   Authorized; -0- shares issued and outstanding
   at September 30, 2002 and December 31, 2001                                                -                   -
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.45,048,299 issued and outstanding
   at September 30, 2002 and December 31, 2001                                            4,505               4,505
Additional paid-in capital                                                            9,927,476           9,927,476
Cumulative Translation Adjustment                                                             -              32,581
Retained deficit                                                                    (13,428,823)        (13,041,900)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,496,842)         (3,077,338)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          472,784  $          698,281
                                                                             ==================  ==================










                 See accompanying notes and accountants' report.

                                        EAT AT JOE'S LTD., AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the three months ended       For the nine months ended
                                                             September 30,                    September 30,
                                                     ----------------------------    ----------------------------
                                                          2002           2001            2002            2001
                                                     ------------    ------------    ------------    ------------

Revenues                                             $    284,916    $    372,099    $    979,360    $  1,215,240
Cost of Revenues                                          100,340         180,714         360,255         503,816
                                                     ------------    ------------    ------------    ------------
Gross Margin                                              184,576         191,385         619,105         711,424

Expenses
   Labor and Related Expenses                              68,835         106,111         215,542         292,549
   Rent                                                    48,701          34,957         116,877         155,211
   Other General and Administrative                       107,182         101,182         320,156         401,931
                                                     ------------    ------------    ------------    ------------
Income (Loss) Before Depreciation and Amortization        (40,142)        (50,865)        (33,470)       (138,267)
   Depreciation and Amortization                           19,420          29,847          69,523          91,468
                                                     ------------    ------------    ------------    ------------

Net Loss from Continuing Operations                       (59,562)        (80,712)       (102,993)       (229,735)
                                                     ------------    ------------    ------------    ------------

Other Income (Expense)
   Disposition of Assets                                     --              --          (154,434)           --
   Other Income (Expense), Net                            (33,935)        (38,647)       (129,346)        (81,725)
                                                     ------------    ------------    ------------    ------------

Net Loss Before Income Taxes                              (93,497)       (119,359)       (386,773)       (311,460)
Income Tax Expense (Benefit)                                   50              50             150             150
                                                     ------------    ------------    ------------    ------------

Net Loss To Common Stockholders                      $    (93,547)   $   (119,409)   $   (386,923)   $   (311,610)
                                                     ============    ============    ============    ============

Basic and Diluted Loss Per Common Share              $       0.00    $       0.00    $      (0.01)   $      (0.01)
                                                     ============    ============    ============    ============

Weighted Average Number of Common Shares               45,048,299      45,048,299      45,048,299      45,002,130
                                                     ============    ============    ============    ============

                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (386,923) $         (311,610)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                                       69,523              91,468
     Write Down of Assets                                                               137,366              87,352
     Currency Translation Adjustment                                                    (11,452)           (100,909)
     Stock issued for services and expenses                                                   -               7,667
     Decrease (Increase) in Receivables                                                       -               3,411
     Decrease (Increase) in inventory                                                         6                 615
     Decrease (Increase) in prepaid expense                                                 110             (15,879)
     Increase in accounts payable and accrued liabilities                                79,076             176,681
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (112,294)            (61,204)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of property and equipment                                                    (5,357)             (4,435)
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                                (5,357)             (4,435)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                  117,424              90,240
   Repayment of long-term notes payable                                                  (2,492)            (22,581)
   Proceeds from short-term notes payable                                                     -              22,960
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                               114,932              90,619
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                              (2,719)             24,980
Cash at beginning of period                                                              62,176              14,670
                                                                             ------------------  ------------------

Cash at End of Period                                                        $           59,457  $           39,650
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $                -  $            2,720
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None

                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2002 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)


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

Earnings (Loss) Per Share

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for three and nine months ended September 30, 2002 and 2001.

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                    Per Share
                                              Income             Shares              Amount
                                        ------------------  -----------------   -----------------
                                           (Numerator)        (Denominator)

                                              For the three months ended September 30, 2002
                                        ---------------------------------------------------------
Basic EPS
Net Loss to common
shareholders                            $          (93,547)        45,048,299   $               -
                                        ==================  =================   =================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share (Continued)

                                                                                    Per Share
                                              Income             Shares              Amount
                                        ------------------  -----------------   -----------------
                                           (Numerator)        (Denominator)

                                              For the three months ended September 30, 2001
                                        ---------------------------------------------------------
Basic EPS
Net Loss to common
shareholders                            $         (119,409)        45,048,299   $               -
                                        ==================  =================   =================

                                              For the nine months ended September 30, 2002
                                        ---------------------------------------------------------
Basic EPS
Net Loss to common
shareholders                            $         (386,923)        45,048,299   $          (0.01)
                                        ==================  =================   =================

                                              For the nine months ended September 30, 2001
                                        ---------------------------------------------------------
Basic EPS
Net Loss to common
shareholders                            $         (311,610)        45,002,130   $          (0.01)
                                        ==================  =================   =================

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the 2002 presentation.

NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2002 and December 31, 2001. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $13,000,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 3 - INCOME TAXES (Continued)

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

NOTE 5 - RENT AND LEASE EXPENSE

         The Company occupies various retail restaurant space under operating leases beginning October 1997 and expiring at various dates through 2012.

         The minimum future lease payments under these leases for the next five years are:

     Year Ended December 31,                                  Real Property         Equipment
---------------------------------                           -----------------   -----------------
         2002                                               $         128,496   $               -
         2003                                                          84,996                   -
         2004                                                          84,996                   -
         2005                                                          84,996                   -
         2006                                                          84,996                   -
                                                            -----------------   -----------------
         Total minimum future lease payments                $         468,480   $               -
                                                            =================   =================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)


NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2001 and the nine months ended September 30, 2002, an officer, Joe Fiore, CEO of the Company, and/or companies controlled by the officer paid expenses and made advances to the Company. As of September 30, 2002, $1,734,266 in advances was due to Mr. Fiore.

NOTE 7 - CONVERTIBLE PREFERRED STOCK, DEBENTURES, WARRANTS & OPTIONS

         Holders of Convertible Preferred Stock received 1,086,957 shares of the Company's Common stock during 2000 in conversion of 2 shares of Series B Convertible Preferred Stock. As of December 31, 2000 there were no remaining shares of Convertible Preferred Stock outstanding.

         During 2000, holders of $162,500 of Convertible debentures received 800,000 shares of Common Stock on conversion of debentures.

         The following table sets forth the options and warrants outstanding as of September 30, 2002 and December 31, 2001.

                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------

Options & warrants outstanding, beginning of year                                     1,247,750           1,247,750
         Granted                                                                              -                   -
         Expired                                                                              -                   -
         Exercised                                                                            -                   -
                                                                             ------------------  ------------------

Options & warrants outstanding, end of year                                           1,247,750           1,247,750
                                                                             ==================  ==================

Exercise price for options & warrants outstanding, end of year                 $0.50 to $1.79      $0.50 to $1.79
                                                                             ==================  ==================

NOTE 8 - RESTAURANT CLOSURES

         During 2000, E.A.J. MO, Inc., E.A.J. Shoppes, Inc., E.A.J. Walnut Street, Inc., and the third 137855 Ontario restaurants were closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets at $1,808,168 for the year ended December 31, 2000.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)


NOTE 8 - RESTAURANT CLOSURES (Continued)

         During the three months ended June 30, 2002, the restaurant in Etobicoke, Ontario, Canada was closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets at $154,434 for the nine months ended September 30, 2002.

NOTE 10 - BUSINESS CONDITION

         The Company has incurred a net loss from operations for the nine months ended September 30, 2002 and 2001 of $102,993 and $229,735 respectively, and the Company used cash of $112,294 in operating activities for the nine months ended September 30, 2002, and used cash of $61,204 in operating activities for the nine months ended September 30, 2001. As of September 30, 2002, the Company had a working capital deficit of $2,332,511. Management plans to open at least four new restaurants during 2002. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.


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

         During the three months ended September 30, 2002 the company operated one restaurant. During the three months ended September 30, 2001 the Company operated two restaurants.

Total Revenues - For the three months ended September 30, 2002 and 2001, the Company had total sales of approximately $285,000 and $372,000 respectively.

Costs and Expenses - For the three months ended September 30, 2002 and 2001, the Company had a net loss from operations of approximately $60,000 and $81,000 respectively.

Other Income (Expense), Net - For the three months ended September 30, 2002 and 2001 the Company reported net other expenses in the amount of approximately $34,000 and $39,000. For the three months ended September 30, 2002 and 2001, these expenses primarily represent accrued interest on short term notes.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended September 30, 2002, the Company used approximately $44,000 in cash flow from operating activities. For the three months ended September 31, 2001, the Company provided approximately $4,000 in cash flow from operating activities.

         During the three months ended September 30, 2002 and 2001 the Company borrowed approximately $33,000 and $19,000, respectively from shareholder advances and short-term notes.

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

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

                  The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


99.1     Certification  Pursuant to 18 U.S.C.  ss 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification  Pursuant to 18 U.S.C.  ss 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.



         The Company did not file a report on Form 8-K during 3rd quarter 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                               ------------------
                                  (Registrant)





DATE:     November 13, 2002        By:    /s/ Joseph Fiore
       -------------------------      ------------------------------------------
                                      Joseph Fiore
                                      C.E.O., Chairman, Secretary, Director
                                      (Principal Executive & Accounting Officer)

I,       Joseph Fiore, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Eat at Joe's Ltd.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Joseph Fiore
Joseph Firoe
CEO, Chairman, Secretary, Director
(Principal Executive & Accounting Officer)