Form 10KSB
period 2002-12-31
EAT AT JOES LTD
filed 2003-03-31
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2002

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

                                                             Total pages:     21
                                                      Exhibit Index Page:     18

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $1,296,018

         As of December 31, 2002, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued and outstanding and 386,400 warrants and 61,350 options to purchase common stock at $1.01 to $1.79 per share. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $277,938 computed at the average bid and asked price as of December 31, 2002.


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

         Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                                     TABLE OF CONTENTS

Item Number and Caption                                                                                       Page

PART I

Item 1.           Description of Business.........................................................................4

Item 2.           Description of Property.........................................................................8

Item 3.           Legal Proceedings...............................................................................8

Item 4.           Submission of Matters to a Vote of Security Holders.............................................8


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................9

Item 6.           Management's Discussion and Analysis or Plan of Operations.....................................10

Item 7.           Financial Statements...........................................................................13

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................13

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................14

Item 10.          Executive Compensation.........................................................................16

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................16

Item 12.          Certain Relationships and Related Transactions.................................................17

Item 13.          Exhibits and Reports on Form 8-K...............................................................17

Item 14.          Controls and Procedures........................................................................18

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

         The Company presently owns and operates one theme restaurant located in Philadelphia, Pennsylvania. The Company is planning at least four acquisitions during 2003, subject to the availability of funding. All restaurants will be located in high traffic locations. The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

         In March of 1999, 1337855 Ontario, Inc. ("Ontario"), wholly owned subsidiary of the Company entered into a purchase agreement with Koo Koo Roo Canada Limited (Koo Koo Roo) to acquire certain assets and assume certain liabilities of that company. During 2001, the Company decided to discontinue its previous plans to open future Koo Koo Roos restaurants.

         On July 1, 2000, the Company opened a new restaurant in Toronto, Ontario. The restaurant is called "Mediterraneo" and offers primarily Italian Cuisine. During 2002, the Company closed its Mediterraneo restaurant.

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

         In addition to its wholly owned subsidiary, Hold, the Company has fourteen wholly owned subsidiaries:

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

         Each of the subsidiaries was organized to operate a single restaurant. The Company presently owns and operates one theme restaurant located in Philadelphia, Pennsylvania and operated under the subsidiary E.A.J. PHL Airport Inc. The Company is planning at least four acquisitions during 2003, subject to the availability of funding. All restaurants will be located in high traffic locations.

The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

         During  2002,   the  1398926   Ontario   restaurants   was  closed  and
substantially all assets and leasehold improvements abandoned.

         All administrative activities of the Company have been conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

OPERATING LOSSES

         The Company has incurred net losses of approximately $383,000 and $167,000 for the years ended December 31, 2002 and December 31, 2001, respectively. Such operating losses reflect developmental and other start-up activities for 2002 and 2001 and the loss on abandonment of assets during 2002 and 2001. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

          Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 2003. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

EMPLOYEES

         As of March 27, 2003, the Company had approximately 12 employees, none of whom is represented by a labor union.

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

         The Company's wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997. E.A.J. PHL Airport pays $10,127 per month rent under the lease which expires April 2007.


                            ITEM 3 LEGAL PROCEEDINGS



NONE


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



         No matters were subject to a vote of security holders during the year 2002.

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


                 2002:                               High                Low

First Quarter                                    $   0.035           $   0.018
Second Quarter                                   $   0.030           $   0.016
Third Quarter                                    $   0.020           $   0.009
Fourth Quarter                                   $   0.017           $   0.008

                 2001:
First Quarter                                    $   0.160           $   0.050
Second Quarter                                   $   0.080           $   0.050
Third Quarter                                    $   0.070           $   0.030
Fourth Quarter                                   $   0.040           $   0.020

DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of March 27, 2003 was approximately 3,374.

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

RESULTS OF OPERATIONS - During the second quarter of 2002, the Mediteraneo restaurant in Etobicoke, Ontario, Canada was closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets of $16,467 for the year ended December 31, 2002. Accordingly, comparisons with prior periods may not be meaningful.

Total Revenues - For the years ended December 31, 2002 and 2001, the Company had total sales of approximately $1,296,000 and $1,606,000 respectively.

Costs and Expenses - For the years ended December 31, 2002 and 2001, the Company had a net loss of approximately $383,000 and $167,000 respectively. The net loss for 2002 and 2001 is largely attributable to a loss on abandonment of assets from the closure of restaurants of approximately $116,000 and $87,000 respectively. The remaining loss from 2002 and 2001 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations. Given the increases and decreases in number of restaurants during 2002 and 2001, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its capital requirements through the sale of its Common Stock, Convertible Preferred Stock, Convertible Debentures and Notes Payable.

         Since the Company's re-activation in January, 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units. During 2002 and 2001 the company paid approximately $2,500 and $9,000, respectively for property and equipment.

         During 2002 and 2001, the Company has raised approximately $140,000 and $55,000 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for additional unit development and working capital.

         For the year ended December 31, 2002, operating activities used approximately $130,000 in cash flow, and for the year ended December 31, 2001, operating activities provided approximately $1,300 in cash flow.

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

CRITICAL ACCOUNTING POLICIES -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

RECENTLY ENACTED AND PROPOSED REGULATORY CHANGES - Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes- Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

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

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT



EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME                   AGE     OFFICE                                      TERM EXPIRES

Joseph Fiore                        41      Chief Executive Officer,                    Next
                                            Chief Financial Officer,                    Annual
                                            Chairman of the Board of                    Meeting
                                            Director/Secretary

James Mylock, Jr.                   36      Director                                    Next
                                                                                        Annual
                                                                                        Meeting

Tim Matula                          42      Director                                    Next
                                                                                        Annual
                                                                                        Meeting

Gino Naldini                        51      President and Chief Operating               Next
                                            Officer                                     Annual
                                                                                        Meeting

Gary Usling                         43      Treasurer                                   Next
                                                                                        Annual
                                                                                        Meeting

         JOSEPH FIORE has been Chairman, Chief Executive Officer, and Chief Financial Officer since October, 1996. In 1982, Mr. Fiore formed East Coast Equipment and Supply Co., Inc., a restaurant supply company that he still owns. Between 1982 and 1993, Mr. Fiore established 9 restaurants (2 owned and 7 franchised) which featured a 1950's theme restaurant concept offering a traditional American menu.

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

         GARY USLING has been Treasurer since January, 1999. From 1993 to 1998, he was employed with Penreal Capital Management, Inc. and his last held position as a Vice President. Peneral is a pension/real estate fund management company. From 1989 to 1993 he was Vice President of Acquisitions and Development for Co-operators Development Corporation, a real estate and insurance firm. From 1984 to 1989 was employed by The Canada Life Assurance Company as an accountant.

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


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT



PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 45,048,299 shares of issued and outstanding Common Stock of the Company as of December 31, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         During 2002 and 2001, officers of the Company, and/or companies controlled by the officers paid expenses and made advances to the Company. As of December 31, 2002, $1,759,266 in advances was due to these officers.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



         (a) The following documents are filed as part of this report.

1.       FINANCIAL STATEMENTS                                                                                  PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1

Consolidated Balance Sheets as of December 31, 2002, and 2001...................................................F-2

Consolidated Statements of Operations for the years ended
     December 31, 2002, and 2001................................................................................F-4

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 2002, and 2001................................................................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, and 2001................................................................................F-6

Notes to consolidated Financial Statements......................................................................F-7

2.       FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       EXHIBITS

                  The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


3.1     Articles of Incorporation(1)
3.2     By-laws(1)
4.1     Form of Warrant Agreement(1)
10.1 Lease Information Form between E.A.J. PHL, Airport, Inc. and Marketplace Redwood Limited Partnership(1)
10.2    Registration of trade name for Eat at Joe's(1)
10.2    Registration Rights Agreement(1)
21      Subsidiaries of the Company(1)

(1) Incorporated by reference.

         (a) No reports on Form 8-K were filed.


                        ITEM 14. CONTROLS AND PROCEDURES



         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES



         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                EAT AT JOE'S LTD.

Dated: March 28, 2003         By  /S/     Joseph Fiore
                                  Joseph Fiore,
                                  C.E.O., C.F.O., Chairman, Secretary, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March 2003.

Signatures                         Title

/S/     Joseph Fiore
Joseph Fiore                      C.E.O., C.F.O., Chairman, Secretary, Director
                                  (Principal Executive, Financial
                                  and Accounting Officer)

/S/     James Mylock, Jr.
James Mylock, Jr.                 Director

/S/ Tim Matula
Tim Matula                        Director


Gino Naldini                      President, Chief Operating Officer


Gary Usling                       Treasurer

I, Joseph Fiore, certify that:

1.       I have reviewed this annual report on form 10-KSB of Eat at Joe's, Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By: /s/ Joseph Fiore
Joseph Fiore, Chairman, CEO & CFO