Form 10KSB/A
period 2002-12-31
EAT AT JOES LTD
filed 2003-04-28
CIK 829325

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

Date: March 28, 2003

By: /s/ Joseph Fiore
Joseph Fiore, Chairman, CEO & CFO

                       EAT AT JOE'S LTD. AND SUBSIDIARIES


                                      - : -

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2002 AND 2001

                                TABLE OF CONTENTS

Report of Independent Certified Public Accountants..............................................................F-1

Consolidated Balance Sheets, December 31, 2002 and 2001.........................................................F-2

Consolidated Statements of Operations, For The Years Ended
   December 31, 2002 and 2001...................................................................................F-4

Consolidated Statement of Changes in Stockholders' Equity, For The Years Ended
   December 31, 2002 and 2001...................................................................................F-5

Consolidated Statements of Cash Flows, For The Years Ended
   December 31, 2002 and 2001...................................................................................F-6

Notes to Consolidated Financial Statements......................................................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Eat At Joe's Ltd.


We have audited the accompanying consolidated balance sheets of Eat At Joe's Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2002, and
2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd., and subsidiaries as of December 31, 2002, and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted,


                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 25, 2003

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $           70,607  $           62,176
Receivables                                                                               6,539                   -
Inventory                                                                                 7,500              19,116
Prepaid expense                                                                          10,668               8,210
Marketable Securities                                                                     4,872                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                               100,186              89,502
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                                98,740             120,150
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             577,581
                                                                             ------------------  ------------------
                                                                                        478,869             701,695
Less accumulated depreciation                                                          (279,815)           (287,902)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                         199,054             413,793
                                                                             ------------------  ------------------

Other Assets:
Investments                                                                                   -             100,000
Intangible and other assets net of
amortization of $75,335 and $59,851
for 2002 and 2001, respectively                                                          79,502              94,986
                                                                             ------------------  ------------------

     Total Other Assets                                                                  79,502             194,986
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $          378,742  $          698,281
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                   (Continued)


                                                                                    2002                2001
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $          216,808  $          334,247
Short-term notes payable                                                                292,536             361,996
Shareholders loans                                                                    1,759,266           1,616,843
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        2,268,610           2,313,086
                                                                             ------------------  ------------------

Convertible Debentures, Net of Issue Costs                                            1,596,916           1,462,533
                                                                             ------------------  ------------------

     Total Liabilities                                                                3,865,526           3,775,619
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   No shares issued and outstanding                                                           -                   -
Common Stock - $0.0001 par value.
   50,000,000 shares authorized;
   45,048,299 and 44,894,967
   issued and outstanding, respectively.                                                  4,505               4,505
Additional paid-in capital                                                            9,939,066           9,927,476
Cumulative Translation Adjustment                                                             -              32,581
Unrealized Losses on available-for-sale securities                                       (5,360)                  -
Retained deficit                                                                    (13,424,995)        (13,041,900)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,486,784)         (3,077,338)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          378,742  $          698,281
                                                                             ==================  ==================







   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

                                                                                    2002                2001
                                                                             ------------------  ------------------

Revenues                                                                     $        1,296,018  $        1,606,482
Cost of Revenues                                                                        476,007             592,985
                                                                             ------------------  ------------------
Gross Margin                                                                            820,011           1,013,497

Expenses
   Labor and Related Expenses                                                           288,520             336,233
   Rent                                                                                 152,903             259,200
   Other General and Administrative                                                     390,792             336,901
                                                                             ------------------  ------------------
Income (Loss) Before Depreciation and Amortization                                      (12,204)             81,163
   Depreciation and Amortization                                                         88,944             121,732
                                                                             ------------------  ------------------

Net Loss from Continuing Operations                                                    (101,148)            (40,569)
                                                                             ------------------  ------------------

Other Income (Expense)
   Interest income                                                                            -                   -
   Interest expense                                                                    (152,929)           (147,883)
   Gain (Loss) on disposition of assets                                                (116,467)            (87,352)
   Other                                                                                (12,021)            108,792
                                                                             ------------------  ------------------
Net Other Income (Expense)                                                             (281,417)           (126,443)
                                                                             ------------------  ------------------

Net Loss Before Income Taxes                                                           (382,565)           (167,012)
Income Tax Expense (Benefit)                                                                530                 200
                                                                             ------------------  ------------------

Net Loss                                                                     $         (383,095) $         (167,212)
                                                                             ==================  ==================

Basic Loss Per Common Share:                                                 $          (0.01)   $                -
                                                                             ==================  ==================

Weighted Average Number of Common Shares                                             45,048,299          45,002,509
                                                                             ==================  ==================










   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002, AND 2001



                                                                        Additional Cumulative  Unrealized
                                Preferred Stock      Common Stock        Paid-in Translation   Loses on    Retained
                                 --------------  -------------------
                                 Shares  Amount    Shares     Amount     Capital  Adjustment  Securities    Deficit        Total
                                 ------  ------  ----------  -------  -----------  ---------  ----------  ------------  -----------

Balance at January 1, 2001            -  $    -  44,894,967  $ 4,490  $ 9,919,824  $ 120,405  $        -  $(12,874,688) $(2,829,969)

Shares Issued for Services            -       -     153,332       15        7,652          -           -             -        7,667
Net Loss                              -       -           -        -            -          -           -      (167,212)    (167,212)
Currency Translation                  -       -           -        -            -    (87,824)          -             -      (87,824)
                                 ------  ------  ----------  -------  -----------  ---------  ----------  ------------  -----------
Total Comprehensive Loss              -       -           -        -            -    (87,824)          -      (167,212)    (255,036)
                                 ------  ------  ----------  -------  -----------  ---------  ----------  ------------  -----------

Balance at December 31, 2001          -       -  45,048,299    4,505    9,927,476     32,581           -   (13,041,900)  (3,077,338)

Contributed Capital                   -       -           -        -       11,590          -           -             -       11,590
Net Loss                              -       -           -        -            -          -           -      (383,095)    (383,095)
Currency Translation                  -       -           -        -            -    (32,581)          -             -      (32,581)
Unrealized Loss on
   available-for-sale securities      -       -           -        -            -          -      (5,360)            -       (5,360)
                                 ------  ------  ----------  -------  -----------  ---------  ----------  ------------  -----------
Total Comprehensive Loss              -       -           -        -            -          -      (5,360)     (383,095)    (388,455)
                                 ------  ------  ----------  -------  -----------  ---------  ----------  ------------  -----------

Balance at December 31, 2002          -  $    -  45,048,299  $ 4,505  $ 9,939,066  $       -      (5,360) $(13,424,995) $(3,486,784)
                                 ======  ======  ==========  =======  ===========  =========  ==========  ============  ===========


   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001

                                                                                    2002                2001
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (383,095) $         (167,212)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                                       88,944             106,441
     Loss on sale of marketable securities                                                  676
     Currency Translation Adjustment                                                    (32,582)            (87,823)
     Stock issued for services and expenses                                                   -               7,667
     Loss on disposal of assets                                                         116,467             104,530
     Decrease (Increase) in Receivables                                                  (6,539)              3,411
     Decrease (Increase) in inventory                                                    11,616                 716
     Decrease (Increase) in prepaid expense                                              (2,458)              5,007
     Increase (Decrease) in accounts payable & accrued liabilities                       76,966              28,586
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (130,005)              1,323
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of marketable securities                                                     (7,000)                  -
   Proceeds from sale of marketable securities                                            7,682                   -
   Purchase of property and equipment                                                    (2,476)             (8,645)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities                                      (1,794)             (8,645)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                  142,423             216,500
   Repayments of notes and advances                                                      (2,492)           (166,809)
   Proceeds from short-term notes payable                                                   299               5,137
                                                                             ------------------  ------------------
Net Cash Provided by Financing Activities                                               140,230              54,828
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                               8,431              47,506
Cash at beginning of period                                                              62,176              14,670
                                                                             ------------------  ------------------
Cash at End of Period                                                        $           70,607  $           62,176
                                                                             ==================  ==================

Supplemental Disclosure of
Interest and Income Taxes Paid
   Interest paid during the period                                           $           17,343  $           25,997
   Income taxes paid during the period                                       $              200  $              200

Supplemental Disclosure of Non-cash Investing
 and Financing Activities
     None

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001


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

         During the year ended December 31, 2001, the Company changed the domicile of each of the following subsidiaries to Nevada; E.A.J. Hold, Inc., E.A.J. Shoppes, Inc., E.A.J. Cherry Hill, Inc., E.A.J. Innerharbor, Inc., E.A.J. Neshaminy, Inc., E.A.J. PM, Inc., E.A.J. Echelon, Inc., E.A.J. Market East, Inc., E.A.J. MO, Inc., E.A.J. Syracuse, Inc., E.A.J. Walnut Street, Inc., and E.A.J. Owings, Inc.

Nature of Business

         The Company is developing, owns and operates theme restaurants styled in an "American Diner" atmosphere.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for 2002 and 2001 and are thus not considered.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investment in Marketable Securities

         The Company's securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

         Investments in securities are summarized as follows:

                                                                              December 31, 2002
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $            5,360  $            4,872
                                                          =================  ==================  ==================


                                                                              December 31, 2001
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $                -  $                -
                                                          =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the years ended December 31, 2002 and 2001, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                                                                       For the Year Ended
                                                                                          December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------

Sale Proceeds                                                                $            7,713  $                -
                                                                             ==================  ==================

Gross Realized Losses                                                        $             (676) $                -
                                                                             ==================  ==================

Gross Realized Gains                                                         $                -  $                -
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2002 and 2001. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $12,000,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2002 and 2001, officers of the Company, and/or companies controlled by the officers paid expenses and made advances to the Company. As of December 31, 2002 and 2001, $1,759,266 and $1,616,843 in advances was due to these officers.

NOTE 5 - PURCHASE OF SUBSIDIARIES

         The Company has entered into a non-binding letter of intent to acquire a 16 unit regional restaurant chain for an investment of $100,000. Either party to the letter may terminate the letter of intent without penalty. The parties have agreed to proceed toward negotiation of a mutually agreeable purchase agreement. No assurances can be given that the purchase of the restaurant chain will be completed. During 2002, the company established a 100% valuation allowance against this asset recorded a corresponding loss in the accompanying financial statements.

NOTE 6 - RESTAURANT CLOSURES

         During 2002, the Mediteraneo restaurant in Etobicoke, Ontario, Canada was closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets of $16,467 for the year ended December 31, 2002.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001
                                   (Continued)


NOTE 7 - RENT AND LEASE EXPENSE

         The Company occupies retail restaurant space under an operating lease beginning April 1997 and expiring March 2007.

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,                                  Real Property
---------------------------------                           -----------------
      2002                                                            121,525
      2003                                                            121,525
      2004                                                            121,525
      2005                                                            121,525
      2006                                                            121,525
                                                            -----------------

      Total five year minimum lease payments                $         607,625
                                                            =================

         The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 8 - WARRANTS & OPTIONS

         The following table sets forth the options and warrants outstanding as of December 31, 2002 and 2001.

                                                                                    2002                2001
                                                                             ------------------  ------------------

Options & warrants outstanding, beginning of year                                       447,750             447,750

         Granted                                                                              -                   -
         Expired                                                                              -                   -
         Exercised                                                                            -                   -
                                                                             ------------------  ------------------

Options & warrants outstanding, end of year                                             447,750             447,750
                                                                             ==================  ==================

Exercise price for options & warrants outstanding, end of year                 $1.01 to $1.79      $1.01 to $1.79
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001
                                   (Continued)


NOTE 9 - SELECTED FINANCIAL DATA (Unaudited)

         The following table set forth certain unaudited quarterly financial information:

                                                                   2002 Quarters Ended

                                                 Mar 31              Jun 30              Sep 30              Dec 31
                                      -----------------   -----------------  ------------------  ------------------
Income statement data:
   Net sales                          $         401,285   $         694,438  $          979,360  $        1,296,018
   Gross profit                                 163,143             259,915             360,254             476,007
   Income (loss) from
     operations before
     depreciation & amortization                  6,560               6,666             (33,467)            (12,205)
   Loss from operations                         (24,123)            (43,437)           (102,990)           (101,149)
Other income                                    (61,859)           (249,845)           (284,073)           (281,416)
                                      -----------------   -----------------  ------------------  ------------------
Loss before taxes                               (85,982)           (293,282)           (387,063)           (382,565)
Income tax (provision) benefit                      (50)               (100)               (150)               (530)
                                      -----------------   -----------------  ------------------  ------------------
Net Income (Loss)                     $         (86,032)  $        (293,382) $         (387,213) $         (383,095)
                                      =================   =================  ==================  ==================


                                                                     2001 Quarters Ended

                                                 Mar 31              Jun 30              Sep 30              Dec 31
                                      -----------------   -----------------  ------------------  ------------------
Income statement data:
   Net sales                          $         360,101   $         843,141  $        1,215,240  $        1,606,482
   Gross profit                                 213,009             520,039             711,423           1,013,497
   Income (loss) from
     operations before
     depreciation & amortization               (106,078)            (87,402)           (138,268)             81,163
   Loss from operations                        (136,360)           (149,022)           (229,735)            (40,569)
Other income                                    (37,918)            (43,078)            (81,725)           (126,443)
                                      -----------------   -----------------  ------------------  ------------------
Loss before taxes                              (174,278)           (192,100)           (311,460)           (167,012)
Income tax (provision) benefit                      (50)                (100)              (150)               (200)
                                      -----------------   -----------------  ------------------  ------------------
Net Income (Loss)                     $        (174,328)  $        (192,200) $         (311,610) $         (167,212)
                                      =================   =================  ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002, AND 2001
                                   (Continued)


NOTE 10 - BUSINESS CONDITION

         The Company has incurred a net loss from operations for the years ended December 31, 2002 and 2001 of $101,149 and $40,569 respectively, and the Company used cash of $130,005 in operating activities for the year ended December 31, 2002, and provided cash of $1,323 from operating activities for the year ended December 31, 2001. As of December 31, 2002, the Company had a working capital deficit of $2,168,424. Management plans to open at least four new restaurants during 2003. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.