Form 10QSB
period 2003-03-31
EAT AT JOES LTD
filed 2003-05-13
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2003 45,048,299

         Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors and Stockholders
Eat at Joe's, Ltd.

         We have reviewed the accompanying consolidated balance sheets of Eat at Joe's, Ltd. and subsidiaries (a Delaware corporation) as of March 31, 2003, and the related statements of operations and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Eat at Joe's, Ltd. and subsidiaries as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated March 25, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 6, 2003

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $           65,871  $           70,607
Receivables                                                                               8,330               6,539
Inventory                                                                                 7,500               7,500
Prepaid expense                                                                          11,302              10,668
Marketable Securities                                                                     1,360               4,872
                                                                             ------------------  ------------------

     Total Current Assets                                                                94,363             100,186
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                                98,740              98,740
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        478,869             478,869
Less accumulated depreciation                                                          (294,681)           (279,815)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                         184,188             199,054
                                                                             ------------------  ------------------

Other Assets:
Intangible and other assets net of amortization
  of $79,206 and $75,335, respectively                                                   75,631              79,502
                                                                             ------------------  ------------------

     Total Assets                                                            $          354,182  $          378,742
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                               (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $          217,864  $          216,808
Short-term notes payable                                                                288,350             292,536
Shareholders loans                                                                    1,778,266           1,759,266
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        2,284,480           2,268,610
                                                                             ------------------  ------------------

Convertible Debentures, Net of Issue Costs                                            1,632,220           1,596,916
                                                                             ------------------  ------------------

     Total Liabilities                                                                3,916,700           3,865,526
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   Authorized; -0- shares issued and outstanding
   at March 31, 2003 and December 31, 2002                                                    -                   -
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.45,048,299 issued and outstanding
   at March 31, 2003 and December 31, 2002                                                4,505               4,505
Additional paid-in capital                                                            9,939,066           9,939,066
Cumulative Unrealized Gains & Losses                                                     (2,000)             (5,360)
Retained deficit                                                                    (13,504,089)        (13,424,995)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,562,518)         (3,486,784)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $354,182            $378,742
                                                                             ==================  ==================





                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                             2003               2002
                                                                                      ------------------  -----------------

Revenues                                                                              $          299,900  $         401,285
Cost of Revenues                                                                                 105,172            163,143
                                                                                      ------------------  -----------------
Gross Margin                                                                                     194,728            238,142

Expenses
   Labor and Related Expenses                                                                     71,404             82,141
   Rent                                                                                           47,052             39,443
   Other General and Administrative                                                               98,534            109,999
                                                                                      ------------------  -----------------
Income (Loss) Before Depreciation                                                                (22,262)             6,559
   Depreciation and Amortization                                                                  18,736             30,683
                                                                                      ------------------  -----------------

Net Loss from Continuing Operations                                                              (40,998)           (24,124)
                                                                                      ------------------  -----------------

Other Income (Expense)
   Disposition of Assets                                                                               -                  -
   Other Income (Expense), Net                                                                   (38,096)           (61,858)
                                                                                      ------------------  -----------------

Net Loss Before Income Taxes                                                                     (79,094)           (85,982)
Income Tax Expense (Benefit)                                                                           -                 50
                                                                                      ------------------  -----------------

Net Loss To Common Stockholders                                                       $          (79,094) $         (86,032)
                                                                                      ==================  =================

Loss Per Common Share                                                                 $           0.00    $          0.00
                                                                                      ==================  =================

Weighted Average Shares                                                                       45,048,299         45,048,299
                                                                                      ==================  =================






                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the three months ended
                                                                                           March 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $          (79,094) $          (86,032)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       18,736              30,229
     Loss on sale of marketable securities                                                1,501                   -
     Currency translation adjustment                                                          -             (11,452)
     Stock issued for services and expenses                                                   -                   -
     Decrease (Increase) in receivables                                                  (1,791)                  -
     Decrease (Increase) in inventory                                                         -                   6
     Decrease (Increase) in prepaid expense                                                (635)                110
     Increase in accounts payable and accrued liabilities                                36,676              34,130
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     (24,607)            (33,009)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Proceeds from sale of marketable securities                                            5,371                   -
   Purchase of property and equipment                                                         -              (5,357)
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                                 5,371              (5,357)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   19,000              56,170
   Repayment of notes payable                                                            (4,500)             (2,492)
   Proceeds from short-term notes payable                                                     -                   -
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                                14,500              53,678
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                              (4,736)             15,312
Cash at beginning of period                                                              70,607              62,176
                                                                             ------------------  ------------------

Cash at End of Period                                                        $           65,871  $           77,488
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $              530                   -
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None

                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2003 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)


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

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for three and three months ended March 31, 2003 and 2002 and are thus not considered..

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

         Investments in securities are summarized as follows:

                                                                               March 31, 2003
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $            3,360  $            1,360
                                                          =================  ==================  ==================


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
                                                          =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the three months ended March 31, 2003 and 2002, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Sale Proceeds                                                                $            5,371  $                -
                                                                             ==================  ==================

Gross Realized Losses                                                        $            1,501  $                -
                                                                             ==================  ==================

Gross Realized Gains                                                         $                -  $                -
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2003 and December 31, 2002. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $12,000,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002, officers of the Company, and/or companies controlled by the officers paid expenses and made advances to the Company. As of March 31, 2003 and December 31, 2002, $1,778,266 and $1,759,266 in advances was due to these officers.

NOTE 5 - PURCHASE OF SUBSIDIARIES

         The Company has entered into a non-binding letter of intent to acquire a 16 unit regional restaurant chain for an investment of $100,000. Either party to the letter may terminate the letter of intent without penalty. The parties have agreed to proceed toward negotiation of a mutually agreeable purchase agreement. No assurances can be given that the purchase of the restaurant chain will be completed. During 2002, the company established a 100% valuation allowance against this asset recorded a corresponding loss.

NOTE 6 - RESTAURANT CLOSURES

         During 2002, the Mediteraneo restaurant in Etobicoke, Ontario, Canada was closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets of $16,467 for the year ended December 31, 2002.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)


NOTE 7 - RENT AND LEASE EXPENSE

         The Company occupies retail restaurant space under an operating lease beginning April 1997 and expiring March 2007.

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,                                  Real Property
---------------------------------                           -----------------
         2002                                               $         121,525
         2003                                                         121,525
         2004                                                         121,525
         2005                                                         121,525
         2006                                                         121,525
                                                            -----------------

         Total minimum future lease payments                $         607,625
                                                            =================

         The leases generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 8 - WARRANTS & OPTIONS

         The following table sets forth the options and warrants outstanding as of March 31, 2003 and December 31, 2002.

                                                                                 March 31,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Options & warrants outstanding, beginning of year                                       447,750             447,750

         Granted                                                                              -                   -
         Expired                                                                       (102,000)                  -
         Exercised                                                                            -                   -
                                                                             ------------------  ------------------

Options & warrants outstanding, end of year                                             345,750             447,750
                                                                             ==================  ==================

Exercise price for options & warrants outstanding, end of year                 $1.01 to $1.79      $1.01 to $1.79
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)



NOTE 9 - BUSINESS CONDITION

         The Company has incurred a net loss from operations for the three months ended March 31, 2003 and 2002 of $79,094 and $86,032 respectively, and the Company used cash of $24,607 in operating activities for the three months ended March 31, 2003, and used cash of $33,009 in operating activities for the three months ended March 31, 2002. As of March 31, 2003, the Company had a working capital deficit of $2,190,120. Management plans to open at least four new restaurants during 2003. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

Total Revenues - For the three months ended March 31, 2003 and 2002, the Company had total sales of $299,900 and $401,285 respectively.

Costs and Expenses - For the three months ended March 31, 2003 and 2002, the Company had a net loss of $79,094 and $86,032 respectively. The net loss for 2003 and 2002 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations. Given the increases and decreases in number of restaurants during 2003 and 2002, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its capital requirements through the sale of its Common Stock, Convertible Preferred Stock, Convertible Debentures and Notes Payable.

         Since the Company's re-activation in January, 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units. During 2002 the company paid approximately $5,300 for property and equipment.

         During 2003 and 2002, the Company has raised approximately $15,000 and $54,000 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for additional unit development and working capital.

         For the three months ended March 31, 2003, operating activities used approximately $25,000 in cash flow, and for the three months ended March 31, 2002, operating activities used approximately $33,000 in cash flow.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

                  The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         The Company did not file a report on Form 8-K during 1st quarter 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     May 12, 2003         By: /s/ Joseph Fiore
                                   Joseph Fiore
                                   C.E.O., C.F.O., Chairman, Secretary, Director (Principal Executive & Accounting Officer)

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

Date: May 12, 2003

/s/ Joseph Fiore
Joseph Fiore
CEO, CFO, Chairman, Secretary, Director
(Principal Executive & Accounting Officer)