Form 10QSB
period 2003-06-30
EAT AT JOES LTD
filed 2003-08-11
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003
                                                ----------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2003 45,048,299


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors and Stockholders
Eat at Joe's, Ltd.

         We have reviewed the accompanying consolidated balance sheets of Eat at Joe's, Ltd. and subsidiaries (a Delaware corporation) as of June 30, 2003, and the related statements of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                  Respectfully submitted

                                                  /S/ Robison, Hill & Co.
                                                  Certified Public Accountants

Salt Lake City, Utah
August 1, 2003

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
ASSETS

Current Assets:

Cash and cash equivalents                                                    $           58,667  $           70,607
Receivables                                                                               6,756               6,539
Inventory                                                                                 7,500               7,500
Prepaid expense                                                                          11,302              10,668
Marketable Securities                                                                         -               4,872
                                                                             ------------------  ------------------

     Total Current Assets                                                                84,225             100,186
                                                                             ------------------  ------------------

Property and equipment:

Equipment                                                                                98,740              98,740
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        478,869             478,869
Less accumulated depreciation                                                          (309,545)           (279,815)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                         169,324             199,054
                                                                             ------------------  ------------------

Other Assets:

Intangible and other assets net of amortization
  of $83,077 and $75,335, respectively                                                   71,760              79,502
                                                                             ------------------  ------------------

     Total Assets                                                            $          325,309  $          378,742
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $          207,330  $          216,808
Short-term notes payable                                                                284,168             292,536
Shareholders loans                                                                    1,795,266           1,759,266
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        2,286,764           2,268,610
                                                                             ------------------  ------------------

Convertible Debentures, Net of Issue Costs                                            1,668,234           1,596,916
                                                                             ------------------  ------------------

     Total Liabilities                                                                3,954,998           3,865,526
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   Authorized; -0- shares issued and outstanding
   at June 30, 2003 and December 31, 2002                                                     -                   -
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.45,048,299 issued and outstanding
   at June 30, 2003 and December 31, 2002                                                 4,505               4,505
Additional paid-in capital                                                            9,939,066           9,939,066
Cumulative Unrealized Gains & Losses                                                          -              (5,360)
Retained deficit                                                                    (13,573,260)        (13,424,995)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,629,689)         (3,486,784)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $          325,309  $          378,742
                                                                             ==================  ==================








                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the three months ended              For the six months ended
                                                             June 30,                               June 30,
                                                     2003                2002                2003               2002
                                               -----------------  ------------------  ------------------  -----------------

Revenues                                       $         308,935  $          293,159  $          608,835  $         694,444
Cost of Revenues                                         102,122              96,772             207,294            259,915
                                               -----------------  ------------------  ------------------  -----------------
Gross Margin                                             206,813             196,387             401,541            434,529

Expenses

   Labor and Related Expenses                             70,907              64,566             142,311            146,707
   Rent                                                   59,618              28,733             106,670             68,176
   Other General and Administrative                       88,303             102,975             186,837            212,974
                                               -----------------  ------------------  ------------------  -----------------
Income (Loss) Before Depreciation                        (12,015)                113             (34,277)             6,672
   Depreciation and Amortization                          18,735              19,420              37,471             50,103
                                               -----------------  ------------------  ------------------  -----------------

Net Loss from Continuing Operations                      (30,750)            (19,307)           (71,748)            (43,431)
                                               -----------------  ------------------  ------------------  -----------------

Other Income (Expense)

   Disposition of Assets                                       -            (154,434)                  -           (154,434)
   Other Income (Expense), Net                           (38,421)            (33,553)            (76,517)           (95,411)
                                               -----------------  ------------------  ------------------  -----------------

Net Loss Before Income Taxes                             (69,171)           (207,294)           (148,265)          (293,276)
Income Tax Expense (Benefit)                                   -                  50                   -                100
                                               -----------------  ------------------  ------------------  -----------------

Net Loss To Common Stockholders                $         (69,171) $         (207,344) $         (148,265) $        (293,376)
                                               =================  ==================  ==================  =================

Loss Per Common Share                          $          0.00    $           0.00    $           0.00    $        (0.01)
                                               =================  ==================  ==================  =================

Weighted Average Shares                               45,048,299          45,048,299          45,048,299         45,048,299
                                               =================  ==================  ==================  =================






                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the six months ended
                                                                                            June 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (148,265) $         (293,376)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       37,471              50,103
     Write Down of Assets                                                                     -             137,366
     Loss on sale of marketable securities                                                3,588                   -
     Currency translation adjustment                                                          -             (11,452)
     Decrease (Increase) in receivables                                                    (215)                  -
     Decrease (Increase) in inventory                                                         -                   6
     Decrease (Increase) in prepaid expense                                                (635)                110
     Increase in accounts payable and accrued liabilities                                62,472              48,921
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     (45,584)            (68,322)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities

   Proceeds from sale of marketable securities                                            6,644                   -
   Purchase of property and equipment                                                         -              (5,357)
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                                 6,644              (5,357)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities

   Advances from majority stockholders                                                   36,000              84,673
   Repayment of notes payable                                                            (9,000)             (2,492)
   Proceeds from short-term notes payable                                                     -                 299
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                                27,000              82,480
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                             (11,940)              8,801
Cash at beginning of period                                                              70,607              62,176
                                                                             ------------------  ------------------

Cash at End of Period                                                        $           58,667  $           70,977
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid

   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $              530                   -
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:     None

                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of June 30, 2003 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         During the year ended December 31, 2000, the Company changed the domicile of each of the following subsidiaries to Nevada; E.A.J. Hold, Inc., E.A.J. Cherry Hill, Inc., E.A.J. Shoppes, Inc., E.A.J. Innerharbor, Inc., E.A.J. Neshaminy, Inc., E.A.J. PM, Inc., E.A.J. Echelon, Inc., E.A.J. Market East, Inc., E.A.J. MO, Inc., E.A.J. Syracuse, Inc., E.A.J. Walnut Street, Inc., and E.A.J. Owings, Inc.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Principles of Consolidation

         The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly-owned subsidiaries, E.A.J. Hold, Inc., a Nevada corporation ("Hold"), E.A.J. PHL Airport, Inc., a Pennsylvania corporation, E.A.J. Shoppes, Inc., a Nevada corporation, Cherry Hill, Inc., a Nevada corporation, E.A.J. Innerharbor, Inc., a Nevada corporation, E.A.J. Neshaminy, Inc., a Nevada corporation, E.A.J. PM, Inc., a Nevada corporation, E.A.J.
Echelon, Inc., a Nevada corporation, E.A.J. Market East, Inc., a Nevada corporation, E.A.J. MO, Inc., a Nevada corporation, E.A.J. Syracuse, Inc., a Nevada corporation, E.A.J. Walnut Street, Inc., a Nevada corporation, E.A.J. Owings, Inc., a Nevada corporation, and 1398926 Ontario, Inc. and 1337855 Ontario, Inc., British Columbia corporations. All significant intercompany accounts and transactions have been eliminated.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)


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

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for three and six months ended June 30, 2003 and 2002 and are thus not considered..

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

                                                                                June 30, 2003
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
                                                          =================  ==================  ==================

         Realized gains and losses are determined on the basis of specific identification. During the three months ended June 30, 2003 and 2002, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                                                                   For the Three Months Ended
                                                                                            June 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Sale Proceeds                                                                $            6,644  $                -
                                                                             ==================  ==================

Gross Realized Losses                                                        $            3,588  $                -
                                                                             ==================  ==================

Gross Realized Gains                                                         $                -  $                -
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of June 30, 2003 and December 31, 2002. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002, officers of the Company, and/or companies controlled by the officers paid expenses and made advances to the Company. As of June 30, 2003 and December 31, 2002, $1,795,266 and $1,759,266 in advances was due to these officers.

NOTE 5 - PURCHASE OF SUBSIDIARIES

         The Company has entered into a non-binding letter of intent to acquire a 16 unit regional restaurant chain for an investment of $100,000. Either party to the letter may terminate the letter of intent without penalty. The parties have agreed to proceed toward negotiation of a mutually agreeable purchase agreement. No assurances can be given that the purchase of the restaurant chain will be completed. During 2002, the company established a 100% valuation allowance against this asset and recorded a corresponding loss.

NOTE 6 - RESTAURANT CLOSURES

         During 2002, the Mediteraneo restaurant in Etobicoke, Ontario, Canada was closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets of $16,467 for the year ended December 31, 2002.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)


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

NOTE 8 - WARRANTS & OPTIONS

         The following table sets forth the options and warrants outstanding as of June 30, 2003 and December 31, 2002.

                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Options & warrants outstanding, beginning of year                                       447,750             447,750

         Granted                                                                              -                   -
         Expired                                                                       (317,350)                  -
         Exercised                                                                            -                   -
                                                                             ------------------  ------------------

Options & warrants outstanding, end of year                                             130,400             447,750
                                                                             ==================  ==================

Exercise price for options & warrants outstanding, end of year                 $1.01 to $1.65      $1.01 to $1.79
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)



NOTE 9 - BUSINESS CONDITION

         The Company has incurred a net loss from operations for the six months ended June 30, 2003 and 2002 of $148,265 and $293,376 respectively, and the Company used cash of $45,584 in operating activities for the six months ended June 30, 2003, and used cash of $68,322 in operating activities for the six months ended June 30, 2002. As of June 30, 2003, the Company had a working capital deficit of $2,202,540. Management plans to open at least four new restaurants during 2003 or 2004. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

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

Total Revenues - For the three months ended June 30, 2003 and 2002, the Company had total sales of $308,935 and $293,159 respectively. For the six months ended June 30, 2003 and 2002, the Company had total sales of $608,835 and $694,444 respectively.

Costs and Expenses - For the three months ended June 30, 2003 and 2002, the Company had a net loss of $69,171 and $207,344 respectively. For the six months ended June 30, 2003 and 2002, the Company had a net loss of $148,265 and $293,376 respectively. The net loss for 2003 and 2002 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations. Given the change in number of restaurants during 2003 and 2002, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

         During 2003 and 2002, the Company has raised approximately $36,000 and $85,000 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for additional unit development and working capital.

         For the six months ended June 30, 2003, operating activities used approximately $46,000 in cash flow, and for the six months ended June 30, 2002, operating activities used approximately $68,000 in cash flow.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

                  The following exhibits are included as part of this report:

Exhibit

Number            Title of Document

31      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        The Company did not file a report on Form 8-K during 1st quarter 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EAT AT JOE'S LTD.
                                  (Registrant)






DATE:     August 8, 2003       By:    /s/ Joseph Fiore
       ----------------------     ----------------------------------------------
                                  Joseph Fiore

                                  C.E.O., C.F.O., Chairman, Secretary, Director
                                 (Principal Executive & Accounting Officer)