Form 10QSB
period 2003-09-30
EAT AT JOES LTD
filed 2003-11-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
                                             ---------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                         Commission file number 33-20111

                                Eat at Joe's Ltd.
        (Exact name of small business issuer as specified in its charter)


                    Delaware                            75-2636283
        -----------------------------------------------------------------
            (State or other jurisdiction               (IRS Employer
         of incorporation or organization)          Identification No.)

          670 White Plains Road, Suite 120, Scarsdale, New York, 10583
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2003 45,048,299


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors and Stockholders
Eat at Joe's, Ltd.

         We have reviewed the accompanying consolidated balance sheets of Eat at Joe's, Ltd. and subsidiaries (a Delaware corporation) as of September 30, 2003, and the related statements of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


                                                    Respectfully submitted



                                                     /S/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 11, 2003

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $          311,945  $           70,607
Receivables                                                                               6,434               6,539
Inventory                                                                                 7,500               7,500
Prepaid expense                                                                          11,302              10,668
Marketable Securities                                                                 2,022,926               4,872
                                                                             ------------------  ------------------

     Total Current Assets                                                             2,360,107             100,186
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                                98,740              98,740
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        478,869             478,869
Less accumulated depreciation                                                          (320,947)           (279,815)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                         157,922             199,054
                                                                             ------------------  ------------------

Other Assets:
Intangible and other assets net of amortization
  of $86,948 and $75,335, respectively                                                   67,889              79,502
                                                                             ------------------  ------------------

     Total Assets                                                            $        2,585,918  $          378,742
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $        2,025,580  $          216,808
Short-term notes payable                                                                279,992             292,536
Shareholders loans                                                                    1,723,266           1,759,266
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        4,028,838           2,268,610
                                                                             ------------------  ------------------

Convertible Debentures, Net of Issue Costs                                            1,704,973           1,596,916
                                                                             ------------------  ------------------

     Total Liabilities                                                                5,733,811           3,865,526
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares Authorized;
   Series E Convertible  Preferred Stock -
   20,000 and -0- shares issued and outstanding
   at September 30, 2003 and December 31, 2002                                                2                   -
Common Stock - $0.0001 par value.  250,000,000 shares
   Authorized.45,048,299 issued and outstanding
   at September 30, 2003 and December 31, 2002                                            4,505               4,505
Additional paid-in capital                                                           10,441,464           9,939,066
Cumulative Unrealized Gains & Losses                                                     69,577              (5,360)
Retained deficit                                                                    (13,663,441)        (13,424,995)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,147,893)         (3,486,784)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        2,585,918  $          378,742
                                                                             ==================  ==================








                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the three months ended              For the nine months ended
                                                           September 30,                          September 30,
                                                     2003                2002                2003               2002
                                               -----------------  ------------------  ------------------  -----------------

Revenues                                       $         312,248  $          372,099  $          921,083  $         979,360
Cost of Revenues                                         120,950             180,714             328,244            360,255
                                               -----------------  ------------------  ------------------  -----------------
Gross Margin                                             191,298             191,385             592,839            619,105

Expenses
   Labor and Related Expenses                             64,810             106,111             207,121            215,542
   Rent                                                   50,470              34,957             157,140            116,877
   Other General and Administrative                      125,828             101,182             312,665            320,156
                                               -----------------  ------------------  ------------------  -----------------
Income (Loss) Before Depreciation                        (49,810)            (50,865)            (84,087)           (33,470)
   Depreciation and Amortization                          15,274              29,847              52,745             69,523
                                               -----------------  ------------------  ------------------  -----------------

Net Loss from Continuing Operations                      (65,084)            (80,712)           (136,832)          (102,993)
                                               -----------------  ------------------  ------------------  -----------------

Other Income (Expense)
   Disposition of Assets                                       -                   -                   -           (154,434)
   Other Income (Expense), Net                           (25,097)            (38,647)           (101,614)          (129,346)
                                               -----------------  ------------------  ------------------  -----------------

Net Loss Before Income Taxes                             (90,181)           (119,359)           (238,446)          (386,773)
Income Tax Expense (Benefit)                                   -                  50                   -                150
                                               -----------------  ------------------  ------------------  -----------------

Net Loss To Common Stockholders                $         (90,181) $         (119,409) $         (238,446) $        (386,923)
                                               =================  ==================  ==================  =================

Loss Per Common Share                          $          0.00    $           0.00    $         (0.01)    $        (0.01)
                                               =================  ==================  ==================  =================

Weighted Average Shares                               45,048,299          45,048,299          45,048,299         45,048,299
                                               =================  ==================  ==================  =================






                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (238,446) $         (386,923)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       52,745              69,523
     Write Down of Assets                                                                     -             137,366
     (Gain)/Loss on sale of marketable securities                                        (8,372)                  -
     Currency translation adjustment                                                          -             (11,452)
     Decrease (Increase) in receivables                                                     106                   -
     Decrease (Increase) in inventory                                                         -                   6
     Decrease (Increase) in prepaid expense                                                (635)                110
     Increase in accounts payable and accrued liabilities                                93,664              79,076
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (100,938)           (112,294)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Proceeds from sale of marketable securities                                          403,402                   -
   Purchase of Marketable Securities                                                   (111,626)                  -
   Purchase of property and equipment                                                         -              (5,357)
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                               291,776              (5,357)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   64,000             117,424
   Repayment of notes payable                                                           (13,500)             (2,492)
   Proceeds from short-term notes payable                                                     -                   -
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                                50,500             114,932
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                             241,338              (2,719)
Cash at beginning of period                                                              70,607              62,176
                                                                             ------------------  ------------------

Cash at End of Period                                                        $          311,945  $           59,457
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $              980  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $              530  $                -
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:
   Marketable Securities acquired through related party payables             $        1,935,748  $                -
                                                                             ==================  ==================
   Marketable Securities acquired through contributed capital                $          402,400  $                -
                                                                             ==================  ==================
   Preferred stock issued in satisfaction of shareholder loans               $          100,000  $                -
                                                                             ==================  ==================

                 See accompanying notes and accountants' report.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2003 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)


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

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for three and nine months ended September 30, 2003 and 2002 and are thus not considered..

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

         Investments in securities are summarized as follows:

                                                                             September 30, 2003
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $          69,577  $                -  $        2,022,926
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
                                                          =================  ==================  ==================

         Realized gains and losses are determined on the basis of specific identification. During the nine months ended September 30, 2003 and 2002, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                                                                   For the Three Months Ended
                                                                                         September 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Sale Proceeds                                                                $          403,402  $                -
                                                                             ==================  ==================

Gross Realized Losses                                                        $            3,588  $                -
                                                                             ==================  ==================

Gross Realized Gains                                                         $           11,960  $                -
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2003 and December 31, 2002. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002, officers of the Company, and/or companies controlled by the officers paid expenses and made advances to the Company. As of September 30, 2003 and December 31, 2002, $1,723,266 and $1,759,266 in advances was due to these officers.

         During 2003, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $2,338,148 in exchange for accounts payable of $1,935,748 with the remainder being reported as contributed capital of $402,400. During the nine months ended September 30, 2003, the Company has sold marketable securities for $403,402, and recorded a net gain on sale of $8,372. As of September 30, 2003, the remaining securities are recorded in the accompanying Balance Sheet at their fair market values of $2,022,926 and accounts payable include $1,824,122 due to related parties.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)


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

NOTE 8 - CONVERTIBLE PREFERRED STOCK

         The Series E Convertible Preferred Stock carries the following rights and preferences;

         *        No dividends.
         * Convertible to common stock at the average closing bid price for the Company's common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.
         * Redeemable at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
         * Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
         *        Entitled to liquidation preference at par value.
         * Is senior to all other share of preferred or common shares issued past, present and future.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 9 - WARRANTS & OPTIONS

         The following table sets forth the options and warrants outstanding as of September 30, 2003 and December 31, 2002.

                                                                               September 30,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Options & warrants outstanding, beginning of year                                       447,750             447,750

         Granted                                                                              -                   -
         Expired                                                                       (447,750)                  -
         Exercised                                                                            -                   -
                                                                             ------------------  ------------------

Options & warrants outstanding, end of year                                                   -             447,750
                                                                             ==================  ==================

Exercise price for options & warrants outstanding, end of year                              N/A    $1.01 to $1.79
                                                                             ==================  ==================



NOTE 10 - BUSINESS CONDITION

         The Company has incurred a net loss from operations for the nine months ended September 30, 2003 and 2002 of $238,446 and $386,923 respectively, and the Company used cash of $100,938 in operating activities for the nine months ended September 30, 2003, and used cash of $112,294 in operating activities for the nine months ended September 30, 2002. As of September 30, 2003, the Company had a working capital deficit of $1,668,731. Management plans to open at least four new restaurants during 2004. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 11 - JOINT VENTURE AGREEMENTS

         On August 8, 2003, the Board resolved to enter into a joint venture agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies.

         On September 1, 2003, the Board resolved to enter into a joint venture agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of locating merger candidates for twelve of the Company's wholly owned subsidiaries.

NOTE 12 - SUBSEQUENT EVENTS

         On October 10, 2003, E.A.J. Innerharbor entered into an Agreement and Plan of Merger with Offshore Creations, Inc. (A Nevada corporation). In Connection with this agreement, the Company has directed its 100% ownership in E.A.J Innerharbor be distributed, pro-rata, to the Company's stockholders of record on October 10, 2003.

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

Total Revenues - For the three months ended September 30, 2003 and 2002, the Company had total sales of $312,248 and $372,099 respectively. For the nine months ended September 30, 2003 and 2002, the Company had total sales of $921,083 and $979,360 respectively.

Costs and Expenses - For the three months ended September 30, 2003 and 2002, the Company had a net loss of $90,181 and $119,409 respectively. For the nine months ended September 30, 2003 and 2002, the Company had a net loss of $238,446 and $386,923 respectively. The net loss for 2003 and 2002 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations. Given the change in number of restaurants during 2003 and 2002, any discussion of operating expenses as a percentage of sales would not be meaningful and might be misleading.

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

         During 2003 and 2002, the Company has raised approximately $64,000 and $117,000 through short-term notes payable and advances from majority stockholders. During 2003, the Company acquired marketable securities valued at $2,338,148 from related parties through the issuance of accounts payable of $1,935,748 and contributed capital of $402,400. The Company sold marketable securities for $403,402, and recorded a net gain on sale of $8,372. The proceeds to the Company from these transactions were used for additional unit development and working capital.

         For the nine months ended September 30, 2003, operating activities used approximately $101,000 in cash flow, and for the nine months ended September 30, 2002, operating activities used approximately $112,000 in cash flow.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         On July 29, 2003, the Board of Directors Resolved to change the authorized capital stock from 50,000,000 common shares to 250,000,000 common shares. There was no changeto the par value.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 capital contribution to the company.

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


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     November 13, 2003        By:    /s/ Joseph Fiore
       -------------------------   ---------------------------------------------
                                   Joseph Fiore
                                   C.E.O., C.F.O., Chairman, Secretary, Director
                                   (Principal Executive & Accounting Officer)