Form 10KSB
period 2003-12-31
EAT AT JOES LTD
filed 2004-03-30
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 33-20111

                                Eat at Joe's Ltd.
                 (Name of small business issuer in its charter)

              Delaware                                           75-2636283
---------------------------------------                     --------------------
    State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization                            Identification No.)

           670 White Plains Road, Suite 120, Scarsdale, New York 10583
-------------------------------------------------------------------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.     $1,233,547
                                                                      ----------

         As of December 31, 2003, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued, and 2 shares of Series E Convertible preferred stock (convertible to 1,480 common shares), par value $0.0001. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $587,641 computed at the average bid and asked price as of December 31, 2003.


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

                                TABLE OF CONTENTS

Item Number and Caption                                                                                           Page

PART I

Item 1.           Description of Business.........................................................................4

Item 2.           Description of Property.........................................................................7

Item 3.           Legal Proceedings...............................................................................7

Item 4.           Submission of Matters to a Vote of Security Holders.............................................8


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................8

Item 6.           Management's Discussion and Analysis or Plan of Operations......................................9

Item 7.           Financial Statements...........................................................................12

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................12

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................13

Item 10.          Executive Compensation.........................................................................15

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................16

Item 12.          Certain Relationships and Related Transactions.................................................16

Item 13.          Exhibits and Reports on Form 8-K...............................................................17

Item 14.          Controls and Procedures........................................................................18

Item 15.          Principal Accountant Fees and Services.........................................................19

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

         In addition to its wholly owned subsidiary, Hold, the Company has thirteen wholly owned subsidiaries:

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

         Each of the subsidiaries was organized to operate a single restaurant. The Company presently owns and operates one theme restaurant located in Philadelphia, Pennsylvania and operated under the subsidiary E.A.J. PHL Airport Inc. The Company is planning at least four acquisitions during 2004, subject to the availability of funding. All restaurants will be located in high traffic locations. The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

         All administrative activities of the Company have been conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

OPERATING LOSSES

         The Company has incurred net losses of approximately $257,000 and $383,000 for the years ended December 31, 2003 and December 31, 2002, respectively. Such operating losses reflect developmental and other start-up activities for 2003 and 2002 and the loss on abandonment of assets during 2002. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

          Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 2005. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

EMPLOYEES

         As of March 25, 2004, the Company had approximately 12 employees, none of whom is represented by a labor union.


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

         The Company's wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997. E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2007.


                            ITEM 3 LEGAL PROCEEDINGS



NONE

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



         No matters were subject to a vote of security holders during the year 2003.


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


                 2002:                               High                Low

First Quarter                                    $   0.035           $   0.018
Second Quarter                                   $   0.030           $   0.016
Third Quarter                                    $   0.020           $   0.009
Fourth Quarter                                   $   0.017           $   0.008

                 2003:
First Quarter                                    $   0.013           $   0.007
Second Quarter                                   $   0.050           $   0.007
Third Quarter                                    $   0.045           $   0.015
Fourth Quarter                                   $   0.025           $   0.011

DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of February 29, 2004 was approximately 558.

         On July 29, 2003, the Board of Directors Resolved to change the authorized capital stock from 50,000,000 common shares to 250,000,000 common shares. There was no change to the par value.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.


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

Results of Operations - During the second quarter of 2002, the Mediteraneo restaurant in Etobicoke, Ontario, Canada was closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets of $116,467 for the year ended December 31, 2002. Accordingly, comparisons with prior periods may not be meaningful.

Total Revenues - For the years ended December 31, 2003 and 2002, the Company had total sales of approximately $1,233,000 and $1,296,000 respectively.

Costs and Expenses - For the years ended December 31, 2003 and 2001, the Company had a net loss of approximately $256,000 and $383,000 respectively. The net loss for 2003 is lower than 2002 due largely to the 2002 loss on abandonment of assets from the closure of restaurants of approximately $116,000, and the 2003 gain on sale of marketable securities of $82,866. The remaining difference is due to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations.

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

         During 2003,  the Company  generated  approximately  $408,000 cash from investing activities from the sale of marketable equity securities. As of December 31, 2003, the company owns marketable securities valued at approximately $2,612,000 with corresponding liabilities of $2,282,000.

         During 2003 and 2002, the Company has raised approximately $156,000 and $140,000 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for additional unit development and working capital.

         For the year ended December 31, 2003 and 2002, operating activities used approximately $176,000 and $130,000 in cash flow.

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

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT



Executive Officers and Directors

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's   Name                   Age     Office                                      Term Expires

Joseph Fiore                        42      Chief Executive Officer,                    Next
                                            Chief Financial Officer,                    Annual
                                            Chairman of the Board of                    Meeting
                                            Director/Secretary

James Mylock, Jr.                   37      Director                                    Next
                                                                                        Annual
                                                                                        Meeting

Tim Matula                          43      Director                                    Next
                                                                                        Annual
                                                                                        Meeting

Gino Naldini                        52      President and Chief Operating               Next
                                            Officer                                     Annual
                                                                                        Meeting



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

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."


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

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT



Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 45,048,299 shares of issued and outstanding Common Stock of the Company as of December 31, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                            # of
Name and Address                        Nature of                           Shares
of Beneficial Owners                    Ownership                         Owned                   Percent
Directors

 Joseph Fiore                       Common Stock                       4,096,454 *               9%

All Executive Officers              Common Stock                       5,344,317 *               12%
and Directors as a Group
  (5 persons)

* Includes 2 shares (convertible to 1,480 common shares) of Series E convertible preferred shares on an as if converted basis.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         During 2003 and 2002, officers of the Company, and/or companies controlled by the officers paid expenses and made advances to the Company. As of December 31, 2003 and 2002, $1,814,794 and $1,759,266 in advances was due to these officers.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 in advances to the company.

         During 2003, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $3,899,079 in exchange for accounts payable of $2,921,529 with the remainder being reported as contributed capital of $977,550. During 2003, the Company has sold marketable securities for $1,041,282, and recorded a net gain on sale of $85,214. As of December 31, 2003, the remaining securities are recorded in the accompanying Balance Sheet at their fair market values of $2,611,830 and accounts payable include $2,281,989 due to related parties.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



         (a) The following documents are filed as part of this report.

1.       Financial Statements                                                                                  Page

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1

Consolidated Balance Sheets as of December 31, 2003, and 2002...................................................F-2

Consolidated Statements of Operations for the years ended
     December 31, 2003, and 2002................................................................................F-4

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 2003, and 2002................................................................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2003, and 2002................................................................................F-6

Notes to consolidated Financial Statements......................................................................F-7

2.       Exhibits

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

                 Item 15. Principal Accountant Fees and Services



         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:

           Service                                     2003                   2002
------------------------------                  ------------------     ------------------
Audit Fees                                      $           16,510     $           19,174
Audit-Related Fees                                               -                      -
Tax Fees                                                     1,495                  2,016
All Other Fees                                                   -                      -
                                                ------------------     ------------------
Total                                           $           18,005     $           21,190
                                                ==================     ==================

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES



         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                EAT AT JOE'S LTD.

Dated: March 29, 2004             By  /S/     Joseph Fiore
                                  ----------------------------------------------
                                  Joseph Fiore,
                                  C.E.O., C.F.O., Chairman, Secretary, Director

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

                           DECEMBER 31, 2003 AND 2002

                                TABLE OF CONTENTS

Report of Independent Certified Public Accountants..............................................................F-1

Consolidated Balance Sheets, December 31, 2003 and 2002.........................................................F-2

Consolidated Statements of Operations, For The Years Ended
   December 31, 2003 and 2002...................................................................................F-4

Consolidated Statement of Changes in Stockholders' Equity, For The Years Ended
   December 31, 2003 and 2002...................................................................................F-5

Consolidated Statements of Cash Flows, For The Years Ended
   December 31, 2003 and 2002...................................................................................F-6

Notes to Consolidated Financial Statements......................................................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Eat At Joe's Ltd.


We have audited the accompanying consolidated balance sheets of Eat At Joe's Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2003, and
2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd., and subsidiaries as of December 31, 2003, and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 25, 2004

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                                                                    2003                2002
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $          440,637  $           70,607
Receivables                                                                               6,337               6,539
Inventory                                                                                 7,500               7,500
Prepaid expense                                                                          10,693              10,668
Marketable Securities                                                                 2,611,830               4,872
                                                                             ------------------  ------------------

     Total Current Assets                                                             3,076,997             100,186
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                                98,740              98,740
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        478,869             478,869
Less accumulated depreciation                                                          (334,350)           (279,815)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                         144,519             199,054
                                                                             ------------------  ------------------

Other Assets:
Investments                                                                                   -                   -
Intangible and other assets net of
amortization of $90,818 and $75,335
for 2003 and 2002, respectively                                                          64,019              79,502
                                                                             ------------------  ------------------

     Total Other Assets                                                                  64,019              79,502
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        3,285,535  $          378,742
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                                   (Continued)


                                                                                    2003                2002
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $        2,449,834  $          216,808
Short-term notes payable                                                                275,821             292,536
Shareholders loans                                                                    1,814,794           1,759,266
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        4,540,449           2,268,610
                                                                             ------------------  ------------------

Convertible Debentures, Net of Issue Costs                                            1,742,453           1,596,916
                                                                             ------------------  ------------------

     Total Liabilities                                                                6,282,902           3,865,526
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   20,000 Series E shares issued and
   outstanding December 31, 2003 and
    0 shares issued and outstanding December 31, 2002                                         2                   -
Common Stock - $0.0001 par value.
   250,000,000 shares authorized;
   45,048,299 and 45,048,299
   issued and outstanding, respectively.                                                  4,505               4,505
Additional paid-in capital                                                           11,016,614           9,939,066
Cumulative Translation Adjustment                                                             -                   -
Unrealized Losses on available-for-sale securities                                     (336,886)             (5,360)
Retained deficit                                                                    (13,681,602)        (13,424,995)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (2,997,367)         (3,486,784)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        3,285,535  $          378,742
                                                                             ==================  ==================






   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002

                                                                                    2003                2002
                                                                             ------------------  ------------------

Revenues                                                                     $        1,233,547  $        1,296,018
Cost of Revenues                                                                        431,227             476,007
                                                                             ------------------  ------------------
Gross Margin                                                                            802,320             820,011

Expenses
   Labor and Related Expenses                                                           290,420             288,520
   Rent                                                                                 199,688             152,903
   Other General and Administrative                                                     433,412             390,792
                                                                             ------------------  ------------------
Income (Loss) Before Depreciation and Amortization                                     (121,200)            (12,204)
   Depreciation and Amortization                                                         70,018              88,944
                                                                             ------------------  ------------------

Net Loss from Continuing Operations                                                    (191,218)           (101,148)
                                                                             ------------------  ------------------

Other Income (Expense)
   Interest income                                                                           76                   -
   Interest expense                                                                    (147,801)           (152,929)
   Gain (Loss) on disposition of assets                                                       -            (116,467)
   Gain (Loss) on sale of Marketable Securities                                          82,866                (676)
   Other                                                                                      -             (11,345)
                                                                             ------------------  ------------------
Net Other Income (Expense)                                                              (64,859)           (281,417)
                                                                             ------------------  ------------------

Net Loss Before Income Taxes                                                           (256,077)           (382,565)
Income Tax Expense (Benefit)                                                                530                 530
                                                                             ------------------  ------------------

Net Loss                                                                     $         (256,607) $         (383,095)
                                                                             ==================  ==================

Basic Loss Per Common Share:                                                 $          (0.01)   $          (0.01)
                                                                             ==================  ==================

Weighted Average Number of Common Shares                                             45,048,299          45,048,299
                                                                             ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003, AND 2002

                                                                      Additional Cumulative  Unrealized
                                Preferred Stock    Common Stock        Paid-in  Translation  Loses on     Retained
                                  ------------  -------------------
                                  Shares Amount   Shares     Amount    Capital   Adjustment  Securities   Deficit        Total
                                  ------  ----  ----------  -------  ------------  -------   ---------   ---------    ------------

Balance at January 1, 2002 .....    --    $--   45,048,299  $ 4,505  $  9,927,476  $32,581   $    --     $(13,041,900) $ (3,077,338)

Contributed Capital ............    --     --         --       --          11,590     --          --          --            11,590
Net Loss .......................    --     --         --       --            --       --          --      (383,095)       (383,095)
Currency Translation ...........    --     --         --       --            --    (32,581)       --          --           (32,581)
Unrealized Loss on
   available-for-sale securities    --     --         --       --            --       --        (5,360)       --            (5,360)
                                  ------  ----  ----------  -------  ------------  -------   ---------   ---------    ------------
Total Comprehensive Loss .......    --     --         --       --            --    (32,581)     (5,360)   (383,095)       (421,036)
                                  ------  ----  ----------  -------  ------------  -------   ---------   ---------    ------------

Balance at December 31, 2002 ...    --     --   45,048,299    4,505     9,939,066     --        (5,360)  (13,424,995)   (3,486,784)

Share issued for debt ..........  20,000     2        --       --          99,998     --          --          --           100,000
Contributed Capital ............    --     --         --       --         977,550     --          --          --           977,550
Net Loss .......................    --     --         --       --            --       --          --      (256,607)       (256,607)
Currency Translation ...........    --     --         --       --            --       --          --          --              --
Unrealized Loss on
   available-for-sale securities    --     --         --       --            --       --      (331,526)       --          (331,526)
                                  ------  ----  ----------  -------  ------------  -------   ---------   ---------    ------------
Total Comprehensive Loss .......    --     --         --       --            --       --      (331,526)   (256,607)       (588,133)
                                  ------  ----  ----------  -------  ------------  -------   ---------   ---------    ------------

Balance at December 31, 2003 ...  20,000  $  2  45,048,299  $ 4,505  $ 11,016,614  $  --     $(336,886)  $(13,681,602) $ (2,997,367)
                                  ======  ====  ==========  =======  ============  =======   =========   =========     ============


   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002

                                                                                    2003                2002
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (256,607) $         (383,095)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                                       70,018              88,944
     (Gain) Loss on sale of marketable securities                                       (82,826)                676
     Currency Translation Adjustment                                                          -             (32,582)
     Unrealized (Gain) Loss on Marketable Securities                                   (331,526)                  -
     Loss on disposal of assets                                                               -             116,467
     Decrease (Increase) in Receivables                                                     202              (6,539)
     Decrease (Increase) in inventory                                                         -              11,616
     Decrease (Increase) in prepaid expense                                                 (26)             (2,458)
     Increase (Decrease) in accounts payable & accrued liabilities                      424,882              76,966
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (175,883)           (130,005)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of marketable securities                                                   (639,540)             (7,000)
   Proceeds from sale of marketable securities                                        1,047,925               7,682
   Purchase of property and equipment                                                         -              (2,476)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities                                     408,385              (1,794)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                  155,528             142,423
   Repayments of notes and advances                                                     (18,000)             (2,492)
   Proceeds from short-term notes payable                                                     -                 299
                                                                             ------------------  ------------------
Net Cash Provided by Financing Activities                                               137,528             140,230
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                             370,030               8,431
Cash at beginning of period                                                              70,607              62,176
                                                                             ------------------  ------------------
Cash at End of Period                                                        $          440,637  $           70,607
                                                                             ==================  ==================

Supplemental Disclosure of
Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $           17,343
   Income taxes paid during the period                                       $            1,060  $              200

Supplemental Disclosure of Non-cash Investing
 and Financing Activities
    Marketable Securities acquired through related party payables            $        2,921,529  $                -
    Marketable Securities acquired through contributed capital               $          977,550  $           11,590
    Preferred stock issued in satisfaction of shareholder loans              $          100,000  $                -

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002


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

         On July 29, 2003, the Board of Directors Resolved to change the authorized capital stock from 50,000,000 common shares to 250,000,000 common shares. There was no change to the par value.

Nature of Business

         The Company is developing, owns and operates theme restaurants styled in an "American Diner" atmosphere.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for 2003 and 2002 and are thus not considered.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002
                                   (Continued)


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

         Investments in securities are summarized as follows:

                                                                              December 31, 2003
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $          331,526  $        2,611,830
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
                                                          =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the years ended December 31, 2003 and 2002, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                                                                       For the Year Ended
                                                                                          December 31,
                                                                                    2003                 2002
                                                                             ------------------  ------------------
Sale Proceeds                                                                $        1,047,925  $            7,713
                                                                             ==================  ==================

Gross Realized Losses                                                        $            3,588  $              676
                                                                             ==================  ==================

Gross Realized Gains                                                         $           86,414  $                -
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2003 and 2002. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $12,000,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2003 and 2002, officers of the Company, and/or companies controlled by the officers paid expenses and made advances to the Company. As of December 31, 2003 and 2002, $1,814,794 and $1,759,266 in advances was due to these officers.

         During 2003, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $3,899,079 in exchange for accounts payable of $2,921,529 with the remainder being reported as contributed capital of $977,550. During 2003, the Company has sold marketable securities for $1,041,282, and recorded a net gain on sale of $85,214. As of December 31, 2003, the remaining securities are recorded in the accompanying Balance Sheet at their fair market values of $2,611,830 and accounts payable include $2,281,989 due to related parties.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002
                                   (Continued)

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

NOTE 6 - RESTAURANT CLOSURES

         During 2002, the Mediteraneo restaurant in Etobicoke, Ontario, Canada was closed and substantially all assets and leasehold improvements abandoned. This abandonment of assets has been reported in the financial statements as a loss on sale of assets of $116,467 for the year ended December 31, 2002.

NOTE 7 - RENT AND LEASE EXPENSE

         The Company's wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997. E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2007.

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,                                  Real Property
---------------------------------                           -----------------
      2003                                                  $          85,000
      2004                                                             85,000
      2005                                                             85,000
      2006                                                             85,000
      2007                                                             85,000
                                                            -----------------

      Total five year minimum lease payments                $         425,000
                                                            =================

         The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002
                                   (Continued)

NOTE 8 - WARRANTS & OPTIONS

         The following table sets forth the options and warrants outstanding as of December 31, 2003 and 2002.

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

NOTE 9 - CONVERTIBLE PREFERRED STOCK

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003, AND 2002
                                   (Continued)

NOTE 10 - BUSINESS CONDITION

         The Company has incurred a net loss for the years ended December 31, 2003 and 2002 of $256,607 and $383,095 respectively, and the Company used cash of $175,883 and 130,005 in operating activities for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Company had a working capital deficit of $1,463,452. Management plans to open at least four new restaurants during 2004. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

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

NOTE 12 - SALE OF SUBSIDIARY

         On October 23, 2003, The Company entered into a Purchase Agreement with Offshore Creations, Inc. (A Nevada corporation) to sell the Company's wholly owned subsidiary E.A.J. Innerharbor. Pursuant to this agreement, the Company received 1,200,000 (approximately 3%) of restricted stock of the corporation surving the merger of Offshore Creations, Inc. and E.A.J. Innerharbor, Inc.