Form 10QSB
period 2004-03-31
EAT AT JOES LTD
filed 2004-05-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004
                                                -----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                         Commission file number 33-20111

                                Eat at Joe's Ltd.
        (Exact name of small business issuer as specified in its charter)


                    Delaware                           75-2636283
         --------------------------------------------------------------
            (State or other jurisdiction              (IRS Employer
         of incorporation or organization)          Identification No.)

          670 White Plains Road, Suite 120, Scarsdale, New York, 10583
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2004 45,048,299


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors and Stockholders
Eat at Joe's, Ltd.

         We have reviewed the accompanying consolidated balance sheets of Eat at Joe's, Ltd. and subsidiaries (a Delaware corporation) as of March 31, 2004, and the related statements of operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Eat at Joe's, Ltd. and subsidiaries as of December 31, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated March 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 12, 2004

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $        1,038,156  $          440,637
Receivables                                                                               8,328               6,337
Inventory                                                                                 7,500               7,500
Prepaid expense                                                                          10,693              10,693
Marketable Securities                                                                 1,649,103           2,611,830
                                                                             ------------------  ------------------

     Total Current Assets                                                             2,713,780           3,076,997
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                                98,740              98,740
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        478,869             478,869
Less accumulated depreciation                                                          (345,749)           (334,350)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                         133,120             144,519
                                                                             ------------------  ------------------

Other Assets:
Intangible and other assets net of amortization
  of $94,689 and $90,818, respectively                                                   60,148              64,019
                                                                             ------------------  ------------------

     Total Assets                                                            $        2,907,048  $        3,285,535
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $        2,100,852  $        2,449,834
Short-term notes payable                                                                273,156             275,821
Shareholders loans                                                                    1,843,294           1,814,794
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        4,217,302           4,540,449
                                                                             ------------------  ------------------

Convertible Debentures, Net of Issue Costs                                            1,780,687           1,742,453
                                                                             ------------------  ------------------

     Total Liabilities                                                                5,997,989           6,282,902
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   Authorized; 2 shares issued and outstanding
   at March 31, 2004 and December 31, 2003                                                    2                   2
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.45,048,299 issued and outstanding
   at March 31, 2004 and December 31, 2003                                                4,505               4,505
Additional paid-in capital                                                           11,087,914          11,016,614
Cumulative Unrealized Gains & Losses                                                   (399,419)           (336,886)
Retained deficit                                                                    (13,783,943)        (13,681,602)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,090,941)         (2,997,367)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $2,907,048          $3,285,535
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                             2004               2003
                                                                                      ------------------  -----------------

Revenues                                                                              $          274,442  $         299,900
Cost of Revenues                                                                                  94,152            105,172
                                                                                      ------------------  -----------------
Gross Margin                                                                                     180,290            194,728

Expenses
   Labor and Related Expenses                                                                     66,012             71,404
   Rent                                                                                           37,346             47,052
   Other General and Administrative                                                               88,318             98,534
                                                                                      ------------------  -----------------
Income (Loss) Before Depreciation                                                                (11,386)           (22,262)
   Depreciation and Amortization                                                                  15,270             18,736
                                                                                      ------------------  -----------------

Net Loss from Continuing Operations                                                              (26,656)           (40,998)
                                                                                      ------------------  -----------------

Other Income (Expense)
   Interest and Dividends, Net                                                                   (38,321)           (36,595)
   Gain (Loss) on Sale of Investments                                                            (37,364)            (1,501)
                                                                                      ------------------  -----------------

Net Loss Before Income Taxes                                                                    (102,341)           (79,094)
Income Tax Expense (Benefit)                                                                           -                  -
                                                                                      ------------------  -----------------

Net Loss To Common Stockholders                                                       $         (102,341) $         (79,094)
                                                                                      ==================  =================

Loss Per Common Share                                                                 $           0.00    $          0.00
                                                                                      ==================  =================

Weighted Average Shares                                                                       45,048,299         45,048,299
                                                                                      ==================  =================






   The accompanying notes are an integral part of these financial statements.

                                        EAT AT JOE'S LTD. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the three months ended
                                                                                           March 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (102,341) $          (79,094)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       15,270              18,736
     Loss on sale of marketable securities                                               37,364               1,501
     Unrealized Gain (Loss) on marketable securities                                    (62,533)                  -
     Decrease (Increase) in receivables                                                  (1,991)             (1,791)
     Decrease (Increase) in prepaid expense                                                   -                (635)
     Increase in accounts payable and accrued liabilities                                97,710              36,676
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     (16,521)            (24,607)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of marketable securities                                                   (235,912)                  -
   Proceeds from sale of marketable securities                                          824,452               5,371
   Purchase of property and equipment                                                         -                   -
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                               588,540               5,371
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   28,500              19,000
   Repayment of notes payable                                                            (3,000)             (4,500)
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                                25,500              14,500
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                             597,519              (4,736)
Cash at beginning of period                                                             440,637              70,607
                                                                             ------------------  ------------------

Cash at End of Period                                                        $        1,038,156  $           65,871
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $                -  $              530
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:
    Marketable Securities acquired through related party payables            $          285,200  $                -
    Marketable Securities acquired through contributed capital               $           71,300  $                -

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2004 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principles of Consolidation

         The consolidated financial statements include the accounts of Eat At Joe's, LTD. And its wholly-owned subsidiaries, E.A.J. Hold, Inc., a Nevada corporation ("Hold"), E.A.J. PHL Airport, Inc., a Pennsylvania corporation, E.A.J. Shoppes, Inc., a Nevada corporation, E.A.J. Cherry Hill, Inc, a Nevada corporation, E.A.J. Neshaminy, Inc., a Nevada corporation, E.A.J. PM, Inc., a Nevada corporation, E.A.J. Echelon, Inc., a Nevada corporation, E.A.J. Market East, Inc., a Nevada corporation, E.A.J. MO, Inc., a Nevada corporation, E.A.J. Syracuse, Inc., a Nevada corporation, E.A.J. Walnut Street, Inc., a Nevada corporation, E.A.J. Owings, Inc., a Nevada corporation, and 1398926 Ontario, Inc. and 1337855 Ontario, Inc., British Columbia corporations. All significant intercompany accounts and transactions have been eliminated.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for the three months ended March 31, 2004 and 2003 and are thus not considered..

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)

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

         Investments in securities are summarized as follows:

                                                                               March 31, 2004
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $           62,533  $        1,649,103
                                                          =================  ==================  ==================


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
                                                          =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the three months ended March 31, 2004 and 2003, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------

Sale Proceeds                                                                $          824,452  $            5,371
                                                                             ==================  ==================

Gross Realized Losses                                                        $           37,364  $            1,501
                                                                             ==================  ==================

Gross Realized Gains                                                         $                -  $                -
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2004 and December 31, 2003. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $12,000,000 that may be offset against future taxable income through 2023. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2004 and 2003, officers of the Company, and/or companies controlled by the officers paid expenses and made advances to the Company. As of March 31, 2004 and December 31, 2003, $1,843,294 and $1,814,794 in advances was due to these officers.

         During the three months ended March 31, 2004 and the year ended December 31, 2003, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $356,500 and $3,899,079, respectively, in exchange for accounts payable of $285,200 and $2,921,529, respectively, with the remainder being reported as contributed capital of $71,300 and $977,550, respectively. During the three months ended March 31, 2004 and 2003, the Company has sold marketable securities for $824,452 and $5,371, respectively, and recorded a net loss on sale of $37,364 and $1,501, respectively. As of March 31, 2004 and December 31, 2003, the remaining securities are recorded in the accompanying Balance Sheet at their fair market values of $1,649,103 and $2,611,830, respectively, and accounts payable include $1,936,369 and $2,281,989, respectively due to related parties.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)

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

NOTE 6 - RENT AND LEASE EXPENSE

         The Company's wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997. E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2007.

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,                                  Real Property
---------------------------------                           -----------------
      2004                                                  $          85,000
      2005                                                             85,000
      2006                                                             85,000
      2007                                                             28,333
                                                            -----------------

      Total five year minimum lease payments                $         283,333
                                                            =================

         The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)

NOTE 7 - WARRANTS & OPTIONS

         The following table sets forth the options and warrants outstanding as of March 31, 2004 and December 31, 2003.

                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------

Options & warrants outstanding, beginning of year                                             -             447,750

         Granted                                                                              -                   -
         Expired                                                                              -            (447,750)
         Exercised                                                                            -                   -
                                                                             ------------------  ------------------

Options & warrants outstanding, end of year                                                   -                   -
                                                                             ==================  ==================

Exercise price for options & warrants outstanding, end of year                      N/A                 N/A
                                                                             ==================  ==================

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Continued)

NOTE 9 - BUSINESS CONDITION

         The Company has incurred a net loss from operations for the three months ended March 31, 2004 and 2003 of $102,341 and $79,094,respectively, and the Company used cash of $16,521 $24,607 in operating activities for the three months ended March 31, 2004 and 2003. As of March 31, 2004, the Company had a working capital deficit of $1,503,522. Management plans to open at least four new restaurants during 2004. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

NOTE 10 - JOINT VENTURE AGREEMENTS

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

NOTE 11 - SALE OF SUBSIDIARY

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

Results of Operations

Total Revenues - For the three months ended March 31, 2004 and 2003, the Company had total sales of $274,000 and $299,900 respectively.

Costs and Expenses - For the three months ended March 31, 2004 and 2003, the Company had a net loss of $102,341 and $79,094 respectively. The net loss for 2004 and 2003 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations.

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

         During 2004, the Company generated approximately $588,000 cash from investing activities from the sale of marketable equity securities. As of March 31, 2004, the company owns marketable securities valued at approximately $1,649,000 with corresponding liabilities of $1,936,000.

         During 2004 and 2003, the Company has raised approximately $25,500 and $14,500 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for additional unit development and working capital.

         For the three months ended March 31, 2004 and 2003, operating activities used approximately $17,000 and $25,000 in cash flow.

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



         The Company did not file a report on Form 8-K during 1st quarter 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     May 12, 2004             By:    /s/ Joseph Fiore
       --------------------        ---------------------------------------------
                                   Joseph Fiore
                                   C.E.O., C.F.O., Chairman, Secretary, Director
                                  (Principal Executive & Accounting Officer)