Form 10QSB
period 2004-06-30
EAT AT JOES LTD
filed 2004-08-16
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEEXCHANGE
ACT

For the transition period from __________ to __________

Commission file number 33-20111

Eat at Joe’s Ltd.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2636283
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

670 White Plains Road, Suite 120, Scarsdale, New York, 10583
(Address of principal executive offices)

(914) 725-2700
Issuer’s telephone number

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: June 30, 2004 45,048,299

        Transitional Small Business Disclosure Format (check one). Yes     ; No  X

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$827,469	$440,637
Receivables	8,258	6,337
Inventory	7,500	7,500
Prepaid expense	10,693	10,693
Marketable Securities	1,419,454	2,611,830

Total Current Assets	2,273,374	3,076,997

Property and equipment:
Equipment	98,740	98,740
Furniture & Fixtures	3,964	3,964
Leasehold improvements	376,165	376,165

	478,869	478,869
Less accumulated depreciation	(357,148)	(334,350)

Total Property & Equipment	121,721	144,519

Other Assets:
Intangible and other assets net of amortization
of $98,560 and $90,818, respectively	56,277	64,019

Total Assets	$2,451,372	$3,285,535

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30, 2004	December 31, 2003
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$1,695,724	$2,449,834
Short-term notes payable	270,496	275,821
Shareholders loans	1,873,294	1,814,794

Total Current Liabilities	3,839,514	4,540,449

Convertible Debentures, Net of Issue Costs	1,819,690	1,742,453

Total Liabilities	5,659,204	6,282,902

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value. 10,000,000 shares
Authorized; 2 shares issued and outstanding
at June 30, 2004 and December 31, 2003	2	2
Common Stock - $0.0001 par value. 50,000,000 shares
Authorized.45,048,299 issued and outstanding
at June 30, 2004 and December 31, 2003	4,505	4,505
Additional paid-in capital	11,278,789	11,016,614
Cumulative Unrealized Gains & Losses	(579,675)	(336,886)
Retained deficit	(13,911,453)	(13,681,602)

Total Stockholders' Equity	(3,207,832)	(2,997,367)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,451,372	$3,285,535

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues	$304,425	$308,935	$578,867	$608,835
Cost of Revenues	130,441	102,122	224,593	207,294

Gross Margin	173,984	206,813	354,274	401,541
Expenses
Labor and Related Expenses	72,254	70,907	138,266	142,311
Rent	44,739	59,618	82,085	106,670
Other General and Administrative	147,323	88,303	235,641	186,837

Income (Loss) Before Depreciation	(90,332)	(12,015)	(101,718)	(34,277)
Depreciation and Amortization	15,270	18,735	30,540	37,471

Net Loss from Continuing Operations	(105,602)	(30,750)	(132,258)	(71,748)

Other Income (Expense)
Interest and Dividends, Net	(39,098)	(36,334)	(77,419)	(72,929)
Gain (Loss) on Sale of Investments	17,190	(2,087)	(20,174)	(3,588)

Net Loss Before Income Taxes	(127,510)	(69,171)	(229,851)	(148,265)
Income Tax Expense (Benefit)	--	--	--	--

Net Loss To Common Stockholders	$(127,510)	$(69,171)	$(229,851)	$(148,265)

Loss Per Common Share	$--	$--	$(0.01)	$--

Weighted Average Shares	45,048,299	45,048,299	45,048,299	45,048,299

The accompanying notes are an integral part of these financial statements.

EAT AT JOE'S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2004	2003
Cash Flows From Operating Activities
Net loss for the period	$(229,851)	$(148,265)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and amortization	30,540	37,471
Loss on sale of marketable securities	20,174	3,588
Unrealized Gain (Loss) on marketable securities	(242,789)	--
Decrease (Increase) in receivables	(1,921)	(215)
Decrease (Increase) in prepaid expense	--	(635)
Increase in accounts payable and accrued liabilities	199,507	62,472

Net Cash Provided by (Used in) Operating Activities	(224,340)	(45,584)

Cash Flows From Investing Activities
Purchase of marketable securities	(1,295,000)	--
Proceeds from sale of marketable securities	1,853,672	6,644
Purchase of property and equipment	--	--

Net Cash Provided by Investing Activities	558,672	6,644

Cash Flows From Financing Activities
Advances from majority stockholders	58,500	36,000
Repayment of notes payable	(6,000)	(9,000)

Net Cash Provided by Financing Activities	52,500	27,000

Increase (Decrease) in Cash	386,832	(11,940)
Cash at beginning of period	440,637	70,607

Cash at End of Period	$827,469	$58,667

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$--	$--

Income taxes paid during the period	$--	$530

Supplemental Disclosure of Non-cash Investing
and Financing Activities:
Marketable Securities acquired through related party payables	$1,053,526	$--
Marketable Securities acquired through contributed capital	$263,381	$--

The accompanying notes are an integral part of these financial statements.

EAT AT JOE'S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        The unaudited financial statements as of June 30, 2004 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        Eat At Joe’s Ltd. (Company) was incorporated on January 6, 1988, under the laws of the State of Delaware, as a wholly-owned subsidiary of Debbie Reynolds Hotel and Casino, Inc. (DRHC) (formerly Halter Venture Corporation or Halter Racing Stables, Inc.) a publicly-owned corporation. DRHC caused the Company to register 1,777,000 shares of its initial 12,450,000 issued and outstanding shares of common stock with the Securities and Exchange Commission on Form S-18. DRHC then distributed the registered shares to DRHC stockholders.

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

Nature of Business

        The Company is developing, owns and operates theme restaurants styled in an “American Diner” atmosphere.

EAT AT JOE'S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

EAT AT JOE'S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation

        Office furniture, equipment and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Furniture & Fixtures Equipment Leasehold improvements	5-10 years 5- 7 years 8-15 years

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

        The Company has adopted the Financial Accounting Standards Board SFAS No., 121, “Accounting for the Impairment of Long-lived Assets.” SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and (ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

EAT AT JOE'S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

        Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

        Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for the three and six months ended June 30, 2004 and 2003 and are thus not considered..

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

EAT AT JOE'S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Marketable Securities

        The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

        Investments in securities are summarized as follows:

	June 30, 2004
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$--	$579,675	$1,419,454

	December 31, 2003
	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$--	$336,886	$2,611,830

        Realized Gains and losses are determined on the basis of specific identification. During the three and six months ended June 30, 2004 and 2003, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Sale Proceeds	$1,029,220	$1,273	$1,853,672	$6,644

Gross Realized Losses	$--	$2,087	$37,364	$3,588

Gross Realized Gains	$17,190	$--	$17,190	$--

EAT AT JOE'S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 2 — SHORT-TERM NOTES PAYABLE

        Short-Term Notes Payable consist of loans from unrelated entities as of June 30, 2004 and December 31, 2003. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 — INCOME TAXES

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

NOTE 4 — RELATED PARTY TRANSACTIONS

        During 2004 and 2003, officers of the Company, and/or companies controlled by the officers paid expenses and made advances to the Company. As of June 30, 2004 and December 31, 2003, $1,873,294 and $1,814,794 in advances was due to these officers.

        During the six months ended June 30, 2004 and the year ended December 31, 2003, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $1,310,875 and $3,899,079, respectively, in exchange for accounts payable of $1,048,700 and $2,921,529, respectively, with the remainder being reported as contributed capital of $262,175 and $977,550, respectively. During the six months ended June 30, 2004 and 2003, the Company has sold marketable securities for $1,853,672 and $6,644, respectively, and recorded a net loss on sale of $20,174 and $3,588, respectively. As of June 30, 2004 and December 31, 2003, the remaining securities are recorded in the accompanying Balance Sheet at their fair market values of $1,419,454 and $2,611,830, respectively, and accounts payable include $1,516,026 and $2,281,989, respectively due to related parties.

        On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.

EAT AT JOE'S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 5 — PURCHASE OF SUBSIDIARIES

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

NOTE 6 — RENT AND LEASE EXPENSE

        The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997. E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2007.

        The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Real Property
2004	$85,000
2005	85,000
2006	85,000
2007	28,333

Total five year minimum lease payments	$283,333

        The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

EAT AT JOE'S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 7 — WARRANTS & OPTIONS

        The following table sets forth the options and warrants outstanding as of June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
Options & warrants outstanding, beginning of year	--	447,750
Granted	--	--
Expired	--	(447,750)
Exercised	--	--

Options & warrants outstanding, end of year	--	--

Exercise price for options & warrants outstanding, end of year	N/A	N/A

NOTE 8 — CONVERTIBLE PREFERRED STOCK

        The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.
*	Redeemable at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

EAT AT JOE'S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Continued)

NOTE 9 — BUSINESS CONDITION

        The Company has incurred a net loss from operations for the six months ended June 30, 2004 and 2003 of $229,851 and $148,265,respectively, and the Company used cash of $224,340 $45,584 in operating activities for the six months ended June 30, 2004 and 2003. As of June 30, 2004, the Company had a working capital deficit of $1,566,140. Management plans to open at least four new restaurants during the next 12 months. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company’s obligations and realize other assets. There is no assurance any of these transactions will occur.

NOTE 10 — JOINT VENTURE AGREEMENTS

        On August 8, 2003, the Board resolved to enter into a joint venture agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.

        On September 1, 2003, the Board resolved to enter into a joint venture agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of locating merger candidates for twelve of the Company’s wholly owned subsidiaries.

NOTE 11 — SALE OF SUBSIDIARY

        On October 23, 2003, The Company entered into a Purchase Agreement with Offshore Creations, Inc. (A Nevada corporation) to sell the Company’s wholly owned subsidiary E.A.J. Innerharbor. Pursuant to this agreement, the Company received 1,200,000 (approximately 3%) of restricted stock of the corporation surving the merger of Offshore Creations, Inc. and E.A.J. Innerharbor, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General — This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Plan of Operations — Eat at Joe’s Ltd. Intends to open and operate theme restaurants styled in an “American Diner” atmosphere where families can eat wholesome, home cooked food in a safe friendly atmosphere. Eat at Joe’s, the classic American grill, is a restaurant concept that takes you back to eating in the era when favorite old rockers were playing on chrome-spangled jukeboxes and neon signs reflected on shiny tabletops of the 1950‘s. Eat at Joe’s fulfills the diner dream with homey ambiance that’s affordable while providing food whose quality and variety is such you can eat there over and over, meal after meal. To build on the diner experience, a retail section in each Eat at Joe’s would allow customers to take the good feelings home with them, in the form of 50‘s memorabilia.

        The Company’s expansion strategy is to open restaurants either through Joint Venture agreements or Company owned units. Units may consist of a combination of full service restaurants or food court locations. Restaurant construction will take from 90-150 days to complete on a leased site.

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

        The restaurant industry is an intensely competitive one, where price, service, location, and food quality are critical factors. The Company has many established competitors, ranging from similar casual-style chains to local single unit operations. Some of these competitors have substantially greater financial resources and may be established or indeed become established in areas where the Eat at Joe’s Company operates. The restaurant industry may be affected by changes in customer tastes, economic, demographic trends, and traffic patterns. Factors such as inflation, increased supplies costs and the availability of suitable employees may adversely affect the restaurant industry in general and the Eat at Joe’s Company Restaurant in particular. Significant numbers of the Eat at Joe’s personnel are paid at rates related to the federal minimum wage and accordingly, any changes in this would affect the Company’s labor costs.

Results of Operations

Total Revenues — For the three months ended June 30, 2004 and 2003, the Company had total sales of approximately $304,000 and $309,000 respectively. For the six months ended June 30, 2004 and 2003, the Company had total sales of approximately $579,000 and $609,000 respectively.

Costs and Expenses — For the three months ended June 30, 2004 and 2003, the Company had a net loss of approximately $128,000 and $69,000 respectively. For the six months ended June 30, 2004 and 2003, the Company had a net loss of approximately $230,000 and $148,000 respectively. The net loss for 2004 and 2003 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has met its capital requirements through the sale of its Common Stock, Convertible Preferred Stock, Convertible Debentures and Notes Payable.

        Since the Company’s re-activation in January, 1997, the Company’s principal capital requirements have been the funding of (i) the development of the Company and its 1950‘s diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units.

        During 2004, the Company generated approximately $559,000 cash from investing activities from the sale of marketable equity securities. As of June 30, 2004, the company owns marketable securities valued at approximately $1,419,000 with corresponding liabilities of $1,516,000.

        During 2004 and 2003, the Company has raised approximately $59,000 and $36,000 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for additional unit development and working capital.

        For the six months ended June 30, 2004 and 2003, operating activities used approximately $224,000 and $46,000 in cash flow.

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

Government Regulations — The Company is subject to all pertinent Federal, State, and Local laws governing its business. Each Eat at Joe’s is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company’s operations are also subject to Federal and State minimum wage laws governing such matters as working conditions, overtime and tip credits.

Critical Accounting Policies —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

Recently Enacted and Proposed Regulatory Changes — Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes- Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company’s board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

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

EAT AT JOE’S LTD.
(Registrant)

DATE: August 13, 2004	By: /s/ Joseph Fiore Joseph Fiore C.E.O., C.F.O., Chairman, Secretary, Director (Principal Executive & Accounting Officer)