Form 10QSB
period 2004-09-30
EAT AT JOES LTD
filed 2004-11-10
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004
                                              ---------------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2004 45,048,299
                                                  ------------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $        1,397,226  $          440,637
Receivables                                                                               7,199               6,337
Inventory                                                                                 7,500               7,500
Prepaid expense                                                                          10,693              10,693
Marketable Securities                                                                 1,558,512           2,611,830
                                                                             ------------------  ------------------

     Total Current Assets                                                             2,981,130           3,076,997
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                               100,177              98,740
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        480,306             478,869
Less accumulated depreciation                                                          (368,615)           (334,350)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                         111,691             144,519
                                                                             ------------------  ------------------

Other Assets:
Intangible and other assets net of amortization
  of $102,431 and $90,818, respectively                                                  52,406              64,019
                                                                             ------------------  ------------------

     Total Assets                                                            $        3,145,227  $        3,285,535
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $        2,276,004  $        2,449,834
Short-term notes payable                                                                266,342             275,821
Shareholders loans                                                                    1,899,894           1,814,794
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        4,442,240           4,540,449
                                                                             ------------------  ------------------

Convertible Debentures, Net of Issue Costs                                            1,859,479           1,742,453
                                                                             ------------------  ------------------

     Total Liabilities                                                                6,301,719           6,282,902
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.  10,000,000 shares
   Authorized; 2 shares issued and outstanding
   at September 30, 2004 and December 31, 2003                                                2                   2
Common Stock - $0.0001 par value.  50,000,000 shares
   Authorized.45,048,299 issued and outstanding
   at September 30, 2004 and December 31, 2003                                            4,505               4,505
Additional paid-in capital                                                           11,591,370          11,016,614
Cumulative Unrealized Gains & Losses                                                   (720,743)           (336,886)
Retained deficit                                                                    (14,031,626)        (13,681,602)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,156,492)         (2,997,367)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        3,145,227  $        3,285,535
                                                                             ==================  ==================










   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the three months ended              For the nine months ended
                                                           September 30,                          September 30,
                                                     2004                2003                2004               2003
                                               -----------------  ------------------  ------------------  -----------------

Revenues                                       $         318,164  $          312,248  $          897,031  $         921,083
Cost of Revenues                                         122,986             120,950             347,579            328,244
                                               -----------------  ------------------  ------------------  -----------------
Gross Margin                                             195,178             191,298             549,452            592,839

Expenses
   Labor and Related Expenses                             80,438              64,810             218,704            207,121
   Rent                                                   47,519              50,470             129,604            157,140
   Other General and Administrative                       88,624             125,828             324,265            312,665
                                               -----------------  ------------------  ------------------  -----------------
Income (Loss) Before Depreciation                        (21,403)            (49,810)           (123,121)           (84,087)
   Depreciation and Amortization                          15,338              15,274              45,878             52,745
                                               -----------------  ------------------  ------------------  -----------------

Net Loss from Continuing Operations                      (36,741)            (65,084)           (168,999)          (136,832)
                                               -----------------  ------------------  ------------------  -----------------

Other Income (Expense)
   Interest and Dividends, Net                           (39,033)            (37,057)           (116,452)          (109,986)
   Gain (Loss) on Sale of Investments                    (44,399)             11,960             (64,573)             8,372
                                               -----------------  ------------------  ------------------  -----------------

Net Loss Before Income Taxes                            (120,173)            (90,181)           (350,024)          (238,446)
Income Tax Expense (Benefit)                                   -                   -                   -                  -
                                               -----------------  ------------------  ------------------  -----------------

Net Loss To Common Stockholders                $        (120,173) $          (90,181) $         (350,024) $        (238,446)
                                               =================  ==================  ==================  =================

Loss Per Common Share                          $          0.00    $           0.00    $         (0.01)    $        (0.01)
                                               =================  ==================  ==================  =================

Weighted Average Shares                               45,048,299          45,048,299          45,048,299         45,048,299
                                               =================  ==================  ==================  =================









   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (350,024) $         (238,446)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       45,878              52,745
     Loss on sale of marketable securities                                               64,573              (8,372)
     Decrease (Increase) in receivables                                                    (862)                106
     Decrease (Increase) in prepaid expense                                                   -                (635)
     Increase in accounts payable and accrued liabilities                               (26,875)             93,664
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (267,310)           (100,938)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of marketable securities                                                 (1,320,000)           (111,626)
   Proceeds from sale of marketable securities                                        2,470,735             403,402
   Purchase of property and equipment                                                    (1,436)                  -
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                             1,149,299             291,776
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   85,100              64,000
   Repayment of notes payable                                                           (10,500)            (13,500)
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                                74,600              50,500
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                             956,589             241,338
Cash at beginning of period                                                             440,637              70,607
                                                                             ------------------  ------------------

Cash at End of Period                                                        $        1,397,226  $          311,945
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $            1,020  $              980
                                                                             ==================  ==================
   Income taxes paid during the period                                       $              596  $              530
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:
    Marketable Securities acquired through related party payables            $        2,294,200  $        1,935,748
    Marketable Securities acquired through contributed capital               $          574,756  $          402,400
   Preferred Stock issued in satisfaction of shareholder loans               $                -  $          100,000

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2004 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the warrants are converted to common shares. The effect of outstanding common stock equivalents are anti-dilutive for the three and nine months ended September 30, 2004 and 2003 and are thus not considered.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)

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

         Investments in securities are summarized as follows:

                                                                             September 30, 2004
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $          720,743  $        1,558,512
                                                          =================  ==================  ==================


                                                                              December 31, 2003
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $          336,886  $        2,611,830
                                                          =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the three and nine months ended September 30, 2004 and 2003, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                           For the Three Months Ended              For the Nine Months Ended
                                                  September 30,                          September 30,
                                            2004                2003                2004                2003
                                      -----------------   -----------------  ------------------  ------------------

Sale Proceeds                         $         617,063   $         396,758  $        2,470,735  $          403,402
                                      =================   =================  ==================  ==================

Gross Realized Losses                 $          59,478   $               -  $           96,842  $            3,588
                                      =================   =================  ==================  ==================

Gross Realized Gains                  $          15,079   $          11,960  $           32,269  $           11,960
                                      =================   =================  ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2004 and December 31, 2003. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2004 and 2003, officers of the Company, and/or companies controlled by the officers paid expenses and made advances to the Company. As of September 30, 2004 and December 31, 2003, $1,899,894 and $1,814,794 in advances was due to these officers.

         During the nine months ended September 30, 2004 and the year ended December 31, 2003, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $2,867,750 and $3,899,079, respectively, in exchange for accounts payable of $2,294,200 and $2,921,529, respectively, with the remainder being reported as contributed capital of $574,756 and $977,550, respectively. During the nine months ended September 30, 2004 and 2003, the Company has sold marketable securities for $2,470,735 and $6,644, respectively, and recorded a net loss on sale of $64,573 and $3,588, respectively. As of September 30, 2004 and December 31, 2003, the remaining securities are recorded in the accompanying Balance Sheet at their fair market values of $1,558,512 and $2,611,830, respectively, and accounts payable include $2,095,922 and $2,281,989, respectively due to related parties.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)

NOTE 7 - WARRANTS & OPTIONS

         The following table sets forth the options and warrants outstanding as of September 30, 2004 and December 31, 2003.

                                                                               September 30,        December 31,
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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Continued)

NOTE 9 - BUSINESS CONDITION

         The Company has incurred a net loss from operations for the nine months ended September 30, 2004 and 2003 of $350,024 and $238,446,respectively, and the Company used cash of $267,310 $100,938 in operating activities for the nine months ended September 30, 2004 and 2003. As of September 30, 2004, the Company had a working capital deficit of $1,461,110. Management plans to open at least four new restaurants during the next 12 months. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

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

RESULTS OF OPERATIONS

Total Revenues - For the three months ended September 30, 2004 and 2003, the Company had total sales of approximately $318,000 and $312,000 respectively. For the nine months ended September 30, 2004 and 2003, the Company had total sales of approximately $897,000 and $921,000 respectively.

Costs and Expenses - For the three months ended September 30, 2004 and 2003, the Company had a net loss of approximately $120,000 and $90,000 respectively. For the nine months ended September 30, 2004 and 2003, the Company had a net loss of approximately $350,000 and $238,000 respectively. The net loss for 2004 and 2003 is largely attributable to additional expenses incurred as the Company increases its Corporate overhead structure for the development of additional locations.

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

         During 2004, the Company generated approximately $1,149,000 cash from investing activities from the sale of marketable equity securities. As of
September 30, 2004, the company owns marketable securities valued at approximately $1,559,000 with corresponding liabilities of $2,096,000.

         During 2004 and 2003, the Company has raised approximately $75,000 and $51,000 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for additional unit development and working capital.

         For the nine months ended September 30, 2004 and 2003, operating activities used approximately $267,000 and $101,000 in cash flow.

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



         The Company did not file a report on Form 8-K during 3rd quarter 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     November 9, 2004         By:    /s/ Joseph Fiore
       ------------------------    ---------------------------------------------
                                   Joseph Fiore
                                   C.E.O., C.F.O., Chairman, Secretary, Director
                                  (Principal Executive & Accounting Officer)