Form 10KSB
period 2004-12-31
EAT AT JOES LTD
filed 2005-03-31
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2004

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 33-20111

                                EAT AT JOE'S LTD.
                 (Name of small business issuer in its charter)

                     Delaware                              75-2636283
--------------------------------------                 --------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year. $1,255,317
                                                                ----------

         As of December 31, 2004, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 4,587,4156 common shares), par value $0.0001. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $992,637 computed at the average bid and asked price as of December 31, 2004.


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

Item 4.           Submission of Matters to a Vote of Security Holders.............................................8

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................8

Item 6.           Management's Discussion and Analysis or Plan of Operations......................................9

Item 7.           Financial Statements...........................................................................14

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................15

Item 8A.          Controls and Procedures........................................................................15

Item 8B.          Other Information..............................................................................15

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................16

Item 10.          Executive Compensation.........................................................................18

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................19

Item 12.          Certain Relationships and Related Transactions.................................................19

Item 13.          Exhibits and Reports on Form 8-K...............................................................20

Item 14.          Principal Accountant Fees and Services.........................................................21

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

         The Company presently owns and operates one theme restaurant located in Philadelphia, Pennsylvania. Expansion within the current location is not viable, however management may seek to make acquisitions of established businesses, or, if a desirable location becomes available, we may elect to expand the concept. Locations would be sought in heavily trafficked areas, such as within an airport, train station, etc. We have not found any such location as of the date of this filing and no agreements are in place. Any acquisitions would be subject to the availability of funding. The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

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

         Each of the subsidiaries was organized to operate a single restaurant. The Company presently owns and operates one theme restaurant located in Philadelphia, Pennsylvania and operated under the subsidiary E.A.J. PHL Airport Inc. The Company is planning at least one acquisitions during 2005, subject to the availability of funding. All restaurants will be located in high traffic locations. The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

         All administrative activities of the Company have been conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

OPERATING LOSSES

         The Company has incurred net losses from operations of approximately $186,500 and $190,500 for the years ended December 31, 2004 and December 31, 2003, respectively. Such operating losses reflect developmental and other administrative costs for 2004 and 2003. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

          Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the first or second quarter of 2006. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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



         No matters were subject to a vote of security holders during the year 2004.


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


                 2004:                               High                Low

First Quarter                                    $   0.025           $   0.014
Second Quarter                                   $   0.048           $   0.020
Third Quarter                                    $   0.030           $   0.015
Fourth Quarter                                   $   0.025           $   0.015

                 2003:
First Quarter                                    $   0.013           $   0.007
Second Quarter                                   $   0.050           $   0.007
Third Quarter                                    $   0.045           $   0.015
Fourth Quarter                                   $   0.025           $   0.011

DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of December 31, 2004 was approximately 2,490.

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

         Over the next twelve months, the company will maintain operations as they currently exist. We do not anticipate the hiring of new full-time employees or the need for additional funds to satisfy cash requirements. Expansion within the current location is not viable, however management may seek to make acquisitions of established businesses, or, if a desirable location becomes available, we may elect to expand the concept. Locations would be sought in heavily trafficked areas, such as within an airport, train station, etc. We have not found any such location as of the date of this filing and no agreements are in place.

RESULTS OF OPERATIONS - For the years ended December 31, 2004 and 2001, the Company had a net loss from operations of approximately $186,000 and $190,000 respectively.

Total Revenues - For the years ended December 31, 2004 and 2003, the Company had total sales of approximately $1,255,000 and $1,233,000 respectively, for an increase of approximately $22,000. Management believes revenues will continue to grow in the future as airport traffic increases.

Costs  and  Expenses  - Costs of  revenues,  which  include  the  costs of food, beverage, and kitchen supplies increased as a percentage of sales by approximately 3% from 2003 to 2004. This increase can be attributed to many factors, including, but not limited to increased food costs due to the addition of fuel surcharges on the delivery of goods, increased produce costs caused by weather conditions causing the loss of crops, dairy prices have increased 30-50% due to butterfat differentials and supply shortages, and other food items due to various conditions outside the control of the Company. The cost of labor, rent and other general and administrative costs, decreased 2% as a percentage of sales. Management expects this decrease to continue as revenues increase. Depreciation and amortization expense decrease from 2003 to 2004. Management expects depreciation and amortization to continue to decline until the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, the Company has a working capital deficit of approximately $2,851,176. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

         Management plans include searching for and opening new restaurants in the future and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

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

         During 2004 and 2003, the Company generated approximately $2,006,000 and $403,000, respectfully, cash from investing activities from the sale of marketable equity securities. As of December 31, 2004, the company owns marketable securities valued at approximately $2,121,782 with corresponding liabilities of $3,102,737.

         During 2004 and 2003, the Company has raised approximately $118,600 and
$156,500   through   short-term   notes   payable  and  advances  from  majority
stockholders. The net proceeds to the Company were used for working capital.

         For the year ended December 31, 2004 and 2003, operating activities used approximately $160,000 and $170,000 in cash flow.

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

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

         In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after Jun 15, 2005. Management does not believe the adoption of ths Statement will have any immediate material impact on the Company.

         On December 16, 2004, the FASB issued SFAS No. 123 ( R ), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME- SHARING TRANSACTIONS, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time- Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued SFAS No. 153, EXCHANGE OF NONMONETARY ASSETS. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier applications is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements fo the Company.


                           ITEM 7 FINANCIAL STATEMENTS



         The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE



         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.


                        ITEM 8A. CONTROLS AND PROCEDURES



         We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

         Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Eat at Joe's, Ltd. have concluded that Eat at Joe's Ltd.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no significant changes in Eat at Joe's Ltd.'s internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting


                           ITEM 8B. OTHER INFORMATION



         None

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT



EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME                   AGE     OFFICE                                      TERM EXPIRES

Joseph Fiore                        43      Chief Executive Officer,                    Next
                                            Chief Financial Officer,                    Annual
                                            Chairman of the Board of                    Meeting
                                            Director/Secretary

James Mylock, Jr.                   38      Director                                    Next
                                                                                        Annual
                                                                                        Meeting

Tim Matula                          44      Director                                    Next
                                                                                        Annual
                                                                                        Meeting

Gino Naldini                        53      President and Chief Operating               Next
                                            Officer                                     Annual
                                                                                        Meeting

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

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT



PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 45,048,299 shares of issued and outstanding Common Stock of the Company as of December 31, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                           # OF
NAME AND ADDRESS                        NATURE OF                         SHARES
OF BENEFICIAL OWNERS                    OWNERSHIP                         OWNED                   PERCENT
DIRECTORS

 Joseph Fiore                       Common Stock                       8,682,130 *               19%

All Executive Officers              Common Stock                       9,929,993 *               22%
and Directors as a Group
  (5 persons)

* Includes 2 shares (convertible to 4,587,156 common shares) of Series E convertible preferred shares on an as if converted basis.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



                  During 2004 and 2003, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of December 31, 2004 and 2003, $1,933,394 and $1,814,794 in advances was due to these related parties.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During 2004 and 2003, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $4,245,065 and $3,899,079, respectively, (based on quoted market prices) in exchange for accounts payable of $3,396,052 and $2,921,529, respectively, with the remainder being reported as contributed capital of $849,013 and $977,550, respectively. During 2004 and 2003, the Company has sold marketable securities for $3,473,032 and $1,041,282, respectively, and recorded a net loss on sale of $137,437 for 2004 and a net gain of $85,214 for 2003. As of December 31, 2004 and 2003, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $1,869,782 and $2,610,630, respectively and related party accounts payable include $3,102,737 and $2,281,989, respectively, due to Berkshire Capital.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.

         On September 1, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of locating merger candidates for twelve of the Company's wholly owned subsidiaries. Pursuant to which, on October 23, 2003, The Company entered into a Purchase Agreement with Offshore Creations, Inc. (A Nevada corporation) to sell the Company's wholly owned subsidiary E.A.J. Innerharbor. The Company received 1,200,000 (approximately 3%) of restricted stock of the corporation surving the merger of Offshore Creations, Inc. and E.A.J. Innerharbor, Inc. This transaction was accounted form by recording a $1,200 investment in marketable securities and a corresponding gain on sale of $1,200. As of December 31, 2004 no additional subsidiaries have been sold.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



         (a) The following documents are filed as part of this report.

1.       FINANCIAL STATEMENTS                                            PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants...F-1

Consolidated Balance Sheets as of December 31, 2004, and 2003.............F-2

Consolidated Statements of Operations for the years ended
     December 31, 2004, and 2003..........................................F-4

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 2004, and 2003..........................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, and 2003..........................................F-6

Notes to consolidated Financial Statements................................F-7

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


                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES



         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:


           Service                       2004                   2003
------------------------------    ------------------     ------------------
Audit Fees                        $           20,870     $           16,510
Audit-Related Fees                                 -                      -
Tax Fees                                       1,495                  1,495
All Other Fees                                     -                      -
                                  ------------------     ------------------
Total                             $           22,365     $           18,005
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

         The Audit Committee pre-approved 100% of the Company's 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES


                                      - : -

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                TABLE OF CONTENTS

Report of Independent Certified Public Accountants..............................................................F-1

Consolidated Balance Sheets, December 31, 2004 and 2003.........................................................F-2

Consolidated Statements of Operations, For The Years Ended
   December 31, 2004 and 2003...................................................................................F-4

Consolidated Statement of Changes in Stockholders' Equity, For The Years Ended
   December 31, 2004 and 2003...................................................................................F-5

Consolidated Statements of Cash Flows, For The Years Ended
   December 31, 2004 and 2003...................................................................................F-6

Notes to Consolidated Financial Statements......................................................................F-7


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Eat At Joe's Ltd.

We have audited the accompanying consolidated balance sheets of Eat At Joe's Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2004, and
2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd., and subsidiaries as of December 31, 2004, and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully submitted,


                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 29, 2005

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


                                                                                    2004                2003
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $        2,389,042  $          440,637
Receivables                                                                               9,185               6,337
Inventory                                                                                 7,500               7,500
Prepaid expense                                                                          10,561              10,693
Marketable Securities                                                                 2,121,782           2,611,830
                                                                             ------------------  ------------------

     Total Current Assets                                                             4,538,070           3,076,997
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                               103,666              98,740
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        483,795             478,869
Less accumulated depreciation                                                          (368,881)           (334,350)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                         114,914             144,519
                                                                             ------------------  ------------------

Other Assets:
Investments                                                                                   -                   -
Intangible and other assets net of
amortization of $106,302 and $90,818
for 2004 and 2003, respectively                                                          48,535              64,019
                                                                             ------------------  ------------------

     Total Other Assets                                                                  48,535              64,019
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        4,701,519  $        3,285,535
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                                   (Continued)

                                                                                    2004                2003
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $          200,846  $          167,845
Related party accounts payable                                                        3,102,737           2,281,989
Short-term notes payable                                                                265,193             275,821
Shareholders loans                                                                    1,933,394           1,814,794
Convertible Debentures                                                                1,887,076           1,742,453
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        7,389,246           6,282,902
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   20,000 Series E shares issued and
   outstanding December 31, 2004 and
    0 shares issued and outstanding December 31, 2003                                         2                   2
Common Stock - $0.0001 par value.
   250,000,000 shares authorized;
   45,048,299 and 45,048,299
   issued and outstanding, respectively.                                                  4,505               4,505
Additional paid-in capital                                                           11,865,627          11,016,614
Cumulative Translation Adjustment                                                             -                   -
Unrealized Losses on available-for-sale securities                                     (408,382)           (336,886)
Retained deficit                                                                    (14,149,479)        (13,681,602)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (2,687,727)         (2,997,367)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        4,701,519  $        3,285,535
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003

                                                                                    2004                2003
                                                                             ------------------  ------------------
Revenues                                                                     $        1,255,317  $        1,233,547
Cost of Revenues                                                                        477,851             431,227
                                                                             ------------------  ------------------
Gross Margin                                                                            777,466             802,320

Expenses
   Labor and Related Expenses                                                           304,098             290,420
   Rent                                                                                 182,723             199,688
   Depreciation and Amortization                                                         50,015              70,018
   Other General and Administrative                                                     427,108             432,571
                                                                             ------------------  ------------------
      Total Operating Expenses                                                          963,944             992,697

Net Loss from Continuing Operations                                                    (186,478)           (190,377)
                                                                             ------------------  ------------------

Other Income (Expense)
   Interest income                                                                          833                  76
   Dividend income                                                                        4,414                  40
   Interest expense                                                                    (145,994)           (147,801)
   Gain (Loss) on sale of Marketable Securities                                        (137,437)             82,826
                                                                             ------------------  ------------------
Net Other Income (Expense)                                                             (278,184)            (64,859)
                                                                             ------------------  ------------------

Net Loss Before Income Taxes                                                           (464,662)           (255,236)
Income Tax (Expense) Benefit                                                             (3,215)             (1,371)
                                                                             ------------------  ------------------

Net Loss                                                                     $         (467,877) $         (256,607)
                                                                             ==================  ==================

Basic Loss Per Common Share:                                                 $          (0.01)   $          (0.01)
                                                                             ==================  ==================

Weighted Average Number of Common Shares                                             45,048,299          45,048,299
                                                                             ==================  ==================









   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004, AND 2003


                                                                                Additional   Unrealized
                                    Preferred Stock         Common Stock         Paid-in      Loses on     Retained
                                   -----------------   ---------------------
                                   Shares     Amount      Shares      Amount     Capital     Securities     Deficit         Total
                                   -------   -------   -----------   -------   -----------   ----------    ---------    -----------

Balance at January 1, 2003            --     $  --      45,048,299   $ 4,505   $ 9,939,066   $   (5,360)   $(13,424,995)$(3,486,784)

Share issued for debt               20,000         2          --        --          99,998         --           --          100,000
Contributed Capital                   --        --            --        --         977,550         --           --          977,550
Net Loss                              --        --            --        --            --           --       (256,607)      (256,607)
Unrealized Loss on
   available-for-sale securities      --        --            --        --            --       (331,526)        --         (331,526)
                                   -------   -------   -----------   -------   -----------   ----------    ---------    -----------
Total Comprehensive Loss              --        --            --        --            --       (331,526)    (256,607)      (588,133)
                                   -------   -------   -----------   -------   -----------   ----------    ---------    -----------

Balance at December 31, 2003        20,000         2    45,048,299     4,505    11,016,614     (336,886)   (13,681,602)  (2,997,367)

Contributed Capital                   --        --            --        --         849,013         --           --          849,013
Net Loss                              --        --            --        --            --           --       (467,877)      (467,877)
Unrealized Loss on
   available-for-sale securities      --        --            --        --            --        (71,496)        --          (71,496)
                                   -------   -------   -----------   -------   -----------   ----------    ---------    -----------
Total Comprehensive Loss              --        --            --        --            --        (71,496)    (467,877)      (539,373)
                                   -------   -------   -----------   -------   -----------   ----------    ---------    -----------

Balance at December 31, 2004        20,000   $     2    45,048,299   $ 4,505   $11,865,627   $ (408,382)   $(14,149,479)$(2,687,727)
                                   =======   =======   ===========   =======   ===========   ==========    =========    ===========


   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003

                                                                                    2004                2003
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (467,877) $         (256,607)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                                       50,015              70,018
     (Gain) Loss on sale of marketable securities                                       137,437             (82,826)
     Decrease (Increase) in Receivables                                                   2,847                 202
     Decrease (Increase) in prepaid expense                                                (132)                (26)
     Increase (Decrease) in accrued interest payable                                    145,994             147,801
     Increase (Decrease) in accounts payable & accrued liabilities                      (27,951)            (48,963)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (159,667)           (170,401)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of marketable securities                                                 (1,466,635)           (645,022)
   Proceeds from sale of marketable securities                                        3,473,032           1,047,925
   Purchase of property and equipment                                                    (4,925)                  -
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities                                   2,001,472             402,903
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                  118,600             155,528
   Repayments of notes and advances                                                     (12,000)            (18,000)
   Proceeds from short-term notes payable                                                     -                   -
                                                                             ------------------  ------------------
Net Cash Provided by Financing Activities                                               106,600             137,528
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                           1,948,405             370,030
Cash at beginning of period                                                             440,637              70,607
                                                                             ------------------  ------------------
Cash at End of Period                                                        $        2,389,042  $          440,637
                                                                             ==================  ==================

Supplemental Disclosure of
Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $            1,322  $            1,060
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities
    Marketable Securities acquired through related party payables            $        3,396,052  $        2,921,529
    Marketable Securities acquired through contributed capital                          849,013             977,550
    Preferred stock issued in satisfaction of shareholder loans                               -             100,000


   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003


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

Basis of Presentation

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

         The Company has incurred a net loss for the years ended December 31, 2004 and 2003 of $467,877 and $256,607, respectively, and the Company used cash of $159,667 and $170,401 in operating activities for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had a working capital deficit of $2,851,176. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

         Management plans include opening at least four new restaurants during 2005 and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Inventories

         Inventories consist of food, paper items and related materials and are stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

         The Company generates revenue from the sale of food and beverage though its restaurants. Revenue is recognized upon receipt of payment.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Amortization

         Intangible assets consist of a trademark registered with the United States of America Patent and Trademark Office with a registration No. 1575696. Intangible assets are amortized over their estimated useful life of 10 years.

         The Company has adopted the Financial Accounting Standards Board SFAS No., 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

         The Company has adopted Financial Accounting Standards Board Statement No. 144. SFAS 144 requires that long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

         Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards

         In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement was considered in regard to our Series E Preferred Stock and, is not anticipated to have a significant effect on our financial position or results of operations.

         In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. We currently have no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 4,587,156 and 6,756,757common shares as of December 31, 2004 and 2003, respectively. The effect of outstanding common stock equivalents are anti-dilutive for 2004 and 2003 and are thus not considered.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at December 31, 2004 and 2003 approximates their fair values due to the short-term nature of these financial instruments. The carrying values of marketable securities available for sale are based on quoted market prices.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003
                                   (Continued)


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

         Investments in securities are summarized as follows:

                                                     December 31, 2004
                                 ---------------------------------------------------------
                                       Gross              Gross
                                    Unrealized          Unrealized             Fair
                                       Gain                Loss               Value
                                 -----------------  ------------------  ------------------
Available-for-sale securities    $         250,800  $          322,296  $        2,611,830
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
                                 =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the years ended December 31, 2004 and 2003, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                        For the Year Ended
                                           December 31,
                                     2004                2003
                              ------------------  ------------------

Sale Proceeds                 $        3,473,032  $        1,047,925
                              ==================  ==================

Gross Realized Losses         $          178,954  $            3,588
                              ==================  ==================

Gross Realized Gains          $           41,517  $           86,414
                              ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2004 and 2003. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $11,165,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

         The Company has the following tax assets:

                                               2004                2003
                                        ------------------  ------------------
Net Operating Losses                             3,796,100           3,774,894
Other                                               82,509              78,919
Valuation Allowance                             (3,878,609)         (3,853,813)
                                        ------------------  ------------------
                                                         -                   -
                                        ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                   2004                2003
                                            ------------------  ------------------
Provision (Benefit) at US Statutory Rate              (157,985)            (86,780)
Net Operating Losses                                   136,779             (93,546)
Other                                                    3,590               6,268
Increase (Decrease) in Valuation Allowance             (24,796)           (174,058)
                                            ------------------  ------------------
                                                             -                   -
                                            ==================  ==================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003
                                   (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2004 and 2003, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of December 31, 2004 and 2003, $1,933,394 and $1,814,794 in advances was due to these related parties.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During 2004 and 2003, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $4,245,065 and $3,899,079, respectively, (based on quoted market prices) in exchange for accounts payable of $3,396,052 and $2,921,529, respectively, with the remainder being reported as contributed capital of $849,013 and $977,550, respectively. During 2004 and 2003, the Company has sold marketable securities for $3,473,032 and $1,041,282, respectively, and recorded a net loss on sale of $137,437 for 2004 and a net gain of $85,214 for 2003. As of December 31, 2004 and 2003, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $1,869,782 and $2,610,630, respectively and related party accounts payable include $3,102,737 and $2,281,989, respectively, due to Berkshire Capital.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.

         On September 1, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of locating merger candidates for twelve of the Company's wholly owned subsidiaries. Pursuant to which, on October 23, 2003, The Company entered into a Purchase Agreement with Offshore Creations, Inc. (A Nevada corporation) to sell the Company's wholly owned subsidiary E.A.J. Innerharbor. The Company received 1,200,000 (approximately 3%) of restricted stock of the corporation surving the merger of Offshore Creations, Inc. and E.A.J. Innerharbor, Inc. This transaction was accounted form by recording a $1,200 investment in marketable securities and a corresponding gain on sale of $1,200. As of December 31, 2004 no additional subsidiaries have been sold.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003
                                   (Continued)

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

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,                                  Real Property
---------------------------------                           -----------------
      2004                                                  $          85,000
      2005                                                             85,000
      2006                                                             85,000
      2007                                                             85,000
      2008                                                                  -
                                                            -----------------

      Total five year minimum lease payments                $         340,000
                                                            =================

         The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004, AND 2003
                                   (Continued)

NOTE 7 - CONVERTIBLE DEBENTURES

         On July 31, and September 2, 1998, the Company sold its 8% convertible debenture in the aggregate principal amount of $1,500,000 to an accredited investor pursuant to an exemption from registration under Section 4(2) and/or Regulation D.

         The material terms of the Company' convertible debentures provide for the payment of interest at 8% per annum payable quarterly, mandatory redemption after 3 years from the date of issuance at 130% of the principal amount. Subject to adjustment, the debentures are convertible into Common Stock at the lower of a fixed conversion price ($1.82 per share for $900,000 principal amount of debentures; $1.61 per share for $600,000 principal amount of debentures) or 75% of the average closing bid price for the Company's Common Stock for the 5 trading days preceding the date of the conversion notice. Repayment of the indebtedness is secured by a general lien on the assets of the Company and guarantee by 5 of the Company's subsidiaries.

         Total issue costs were $156,551.20 which were amortized over the initial terms of the debt with a maturity date of July 31 and September 2, 2001.

NOTE 8 - CONVERTIBLE PREFERRED STOCK

         The Series E Convertible Preferred Stock carries the following rights and preferences;

         *        No dividends.
         * Convertible to common stock at the average closing bid price for the Company's common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 4,587,156 common shares at December 31, 2003)
         * Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
         * Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
         *        Entitled to  liquidation  preference at par value.
         * Is senior to all other share of preferred or common shares issued past, present and future.

                                   SIGNATURES



         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                EAT AT JOE'S LTD.

Dated: March 30, 2004

By  /S/     Joseph Fiore
------------------------
Joseph Fiore,
C.E.O., C.F.O., Chairman, Secretary, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2005.

Signatures                                                Title

/S/     Joseph Fiore
--------------------
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive, Financial
and Accounting Officer)

/S/     James Mylock, Jr.
-------------------------
James Mylock, Jr.
Director

/S/     Tim Matula
------------------
Tim Matula        Director


------------------
Gino Naldini      President, Chief Operating Officer