Form 10QSB
period 2005-03-31
EAT AT JOES LTD
filed 2005-05-16
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005
                                               -----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                         Commission file number 33-20111

                                Eat at Joe's Ltd.
        (Exact name of small business issuer as specified in its charter)


                    Delaware                          75-2636283
        -------------------------------------------------------------------
           (State or other jurisdiction             (IRS Employer
         of incorporation or organization)         Identification No.)

          670 White Plains Road, Suite 120, Scarsdale, New York, 10583
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of March 31, 2005, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 5,000,000 common shares), par value $0.0001.

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                  March 31,         December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $        2,689,754  $        2,389,042
Receivables                                                                              11,172               9,185
Inventory                                                                                 7,500               7,500
Prepaid expense                                                                          10,689              10,561
Marketable Securities                                                                 2,020,308           2,121,782
                                                                             ------------------  ------------------

     Total Current Assets                                                             4,739,423           4,538,070
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                               105,266             103,666
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        485,395             483,795
Less accumulated depreciation                                                          (380,787)           (368,881)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                         104,608             114,914
                                                                             ------------------  ------------------

Other Assets:
Intangible and other assets net of
amortization of $110,173 and $106,302
for 2005 and 2004, respectively                                                          44,664              48,535
                                                                             ------------------  ------------------

     Total Other Assets                                                                  44,664              48,535
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        4,888,695  $        4,701,519
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                      (Unaudited)
                                                                                  March 31,        December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $          178,410  $          200,846
Related party accounts payable                                                        3,288,137           3,102,737
Short-term notes payable                                                                264,277             265,193
Shareholders loans                                                                    1,959,112           1,933,394
Convertible Debentures                                                                1,925,069           1,887,076
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        7,615,005           7,389,246
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   20,000 Series E shares issued and outstanding                                              2                   2
Common Stock - $0.0001 par value.
   250,000,000 shares authorized;
   45,048,299 issued and outstanding.                                                     4,505               4,505
Additional paid-in capital                                                           12,336,726          11,865,627
Cumulative Translation Adjustment                                                             -                   -
Unrealized Losses on available-for-sale securities                                     (891,943)           (408,382)
Retained deficit                                                                    (14,175,600)        (14,149,479)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (2,726,310)         (2,687,727)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        4,888,695  $        4,701,519
                                                                             ==================  ==================








   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                             2005               2004
                                                                                      ------------------  -----------------

Revenues                                                                              $          369,249  $         274,442
Cost of Revenues                                                                                 129,194             94,152
                                                                                      ------------------  -----------------
Gross Margin                                                                                     240,055            180,290
                                                                                      ------------------  -----------------

Expenses
   Labor and Related Expenses                                                                     85,314             66,012
   Rent                                                                                           38,957             37,346
   Depreciation and Amortization                                                                  15,777             15,270
   Other General and Administrative                                                               80,846             88,318
                                                                                      ------------------  -----------------
      Total Operating Expenses                                                                   220,894            206,946
                                                                                      ------------------  -----------------
Net Income (Loss) from Continuing
 Operations                                                                                       19,161            (26,656)
                                                                                      ------------------  -----------------

Other Income (Expense)
   Interest income                                                                                 1,567                176
   Dividend income                                                                                 6,372                 71
   Interest expense                                                                              (38,351)           (38,568)
   Gain (Loss) on sale of Marketable
      Securities                                                                                 (14,870)           (37,364)
                                                                                      ------------------  -----------------
Net Other Income (Expense)                                                                       (45,282)           (75,685)
                                                                                      ------------------  -----------------

Net Loss Before Income Taxes                                                          $          (26,121) $        (102,341)
Income Tax (Expense) Benefit                                                                           -                  -
                                                                                      ------------------  -----------------

Net Loss                                                                              $          (26,121) $        (102,341)
                                                                                      ==================  =================

Basic Loss Per Common Share:                                                          $                -  $               -
                                                                                      ==================  =================

Weighted Average Common Shares                                                                45,048,299         45,048,299
                                                                                      ==================  =================





   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the three months ended
                                                                                           March 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $          (26,121) $         (102,341)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       15,777              15,270
     Loss on sale of marketable securities                                               14,870              37,364
     Decrease (Increase) in receivables                                                  (1,987)             (1,991)
     Decrease (Increase) in prepaid expense                                                (128)                  -
     Increase in accrued interest payable                                                38,351              38,568
     Increase in accounts payable and accrued liabilities                               (22,436)             (3,391)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                      18,326             (16,521)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of marketable securities                                                   (451,775)           (235,912)
   Proceeds from sale of marketable securities                                          711,317             824,452
   Purchase of property and equipment                                                    (1,600)                  -
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                               257,942             588,540
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   26,500              28,500
   Repayment of notes payable                                                            (2,056)             (3,000)
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                                24,444              25,500
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                             300,712             597,519
Cash at beginning of period                                                           2,389,042             440,637
                                                                             ------------------  ------------------

Cash at End of Period                                                        $        2,689,754  $        1,038,156
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $            2,666  $                -
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:
    Marketable Securities acquired through related party payables            $        1,844,400  $          285,200
    Marketable Securities acquired through contributed capital               $          471,100  $           71,300

  The accompanyingF notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2005 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

         The Company has incurred a net loss for the three months ended March 31, 2005 and 2004 of $26,121 and $102,341, respectively, and as of March 31, 2005 had a working capital deficit of $2,875,582. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

         Management plans include opening at least one new restaurants during 2005 and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 5,000,000 and 4,761,905common shares as of March 31, 2005 and 2004, respectively. The effect of outstanding common stock equivalents are anti-dilutive for 2005 and 2004 and are thus not considered.

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at March 31, 2005 and December 31, 2004 approximates their fair values due to the short-term nature of these financial instruments. The carrying values of marketable securities available for sale are based on quoted market prices.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)


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

         Investments in securities are summarized as follows:

                                                                              December 31, 2004
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $         250,800  $          322,296  $        2,121,782
                                                          =================  ==================  ==================


                                                                               March 31, 2005
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $          483,561  $        2,020,308
                                                          =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the three months ended March 31, 2005 and 2004, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------

Sale Proceeds                                                                $          711,317  $          824,452
                                                                             ==================  ==================

Gross Realized Losses                                                        $           20,036  $           37,364
                                                                             ==================  ==================

Gross Realized Gains                                                         $            5,166  $                -
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2005 and December 31, 2004. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

         The Company has the following tax assets:

                                                                         2004                2003
                                                                  ------------------  ------------------
Net Operating Losses                                                       3,796,100           3,774,894
Other                                                                         82,509              78,919
Valuation Allowance                                                       (3,878,609)         (3,853,813)
                                                                  ------------------  ------------------
                                                                                   -                   -
                                                                  ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                                         2004                2003
                                                                  ------------------  ------------------
Provision (Benefit) at US Statutory Rate                                    (157,985)            (86,780)
Net Operating Losses                                                         136,779             (93,546)
Other                                                                         (3,590)              6,268
Increase (Decrease) in Valuation Allowance                                    24,796             174,058
                                                                  ------------------  ------------------
                                                                                   -                   -
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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2005 and 2004, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of March 31, 2005 and December 31, 2004, $1,959,112 and $1,933,394 in advances was due to these related parties.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During the three months ended March 31, 2005 and the year ended December 31, 2004, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $2,355,500 and $4,245,065, respectively, (based on quoted market prices) in exchange for accounts payable of $1,884,400 and $3,396,052, respectively, with the remainder being reported as contributed capital of $471,100 and $849,013, respectively. During the three months ended March 31, 2005 and 2004, the Company has sold marketable securities for $711,317 and $824,452, respectively, and recorded a net loss on sale of $14,870 for 2005 and a net gain of $37,364 for 2004. As of March 31, 2005 and December 31, 2004, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $2,020,308 and $2,121,782, respectively. As of March 31, 2005 and December 31, 2004, related party accounts payable include $3,288,137 and $3,102,737, respectively, due to Berkshire Capital.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

NOTE 5 - RENT AND LEASE EXPENSE

         The Company's wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997. E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2007.

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,                                  Real Property
---------------------------------                           -----------------
      2005                                                  $          85,000
      2006                                                             85,000
      2007                                                             28,333
      2008                                                                  -
      2009                                                                  -
                                                            -----------------

      Total five year minimum lease payments                $         198,333
                                                            =================

         The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 6 - CONVERTIBLE DEBENTURES

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Continued)

NOTE 7 - CONVERTIBLE PREFERRED STOCK

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

RESULTS OF OPERATIONS - For the three months ended March 31, 2005 and 2004, the Company had a net loss from operations of approximately $26,000 and $102,000 respectively.

Total Revenues - For the three months ended March 31, 2005 and 2004, the Company had total sales of approximately $369,000 and $274,000 respectively, for an increase of approximately $95,000. Management believes revenues will continue to grow in the future as airport traffic increases.

Costs  and  Expenses  - Costs of  revenues,  which  include  the  costs of food, beverage, and kitchen supplies increased as a percentage of sales by approximately 1% from 2004 to 2005. This increase can be attributed to many factors, including, but not limited to increased food costs due to the addition of fuel surcharges on the delivery of goods, increased produce costs caused by weather conditions causing the loss of crops, dairy prices have increased 30-50% due to butterfat differentials and supply shortages, and other food items due to various conditions outside the control of the Company. The cost of labor, rent and other general and administrative costs, decreased 14% as a percentage of sales. Management expects this decrease to continue as revenues increase. Depreciation and amortization expense increased by approximately $500 from 2004 to 2005 due to an increase in restaurant equipment. Management expects depreciation and amortization to decline until the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, the Company has a working capital deficit of approximately $2,875,582. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

         During 2005 and 2004, the Company generated approximately $256,000 and $588,000, respectfully, cash from investing activities from the sale of marketable equity securities. As of March 31, 2005, the company owns marketable securities valued at approximately $2,020,308 with corresponding liabilities of $3,288,137.

         During 2005 and 2004, the Company has raised approximately  $24,000 and
$26,000   through   short-term   notes   payable  and  advances   from  majority
stockholders. The net proceeds to the Company were used for working capital.

         For the three months ended March 31, 2005 operating activities provided approximately $18,000 in cash flow. For the three months ended March 31, 2004 operating activities used approximately $17,000 in cash flow.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a)      Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b)      Changes in Internal Controls

         Based on this evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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



         The Company did not file a report on Form 8-K during 1st quarter 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     May 13, 2005          By:    /s/ Joseph Fiore
       --------------------         --------------------------------------------
                                   Joseph Fiore
                                   C.E.O., C.F.O., Chairman, Secretary, Director (Principal Executive & Accounting Officer)