Form 10QSB
period 2005-06-30
EAT AT JOES LTD
filed 2005-08-15
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                                                 ----------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of June 30, 2005, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 5,555,556 common shares), par value $0.0001.

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                  June 30,           December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $        1,340,563  $        2,389,042
Receivables                                                                               9,130               9,185
Inventory                                                                                 7,500               7,500
Prepaid expense                                                                          10,689              10,561
Marketable Securities                                                                   973,229           2,121,782
                                                                             ------------------  ------------------

     Total Current Assets                                                             2,341,111           4,538,070
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                               105,266             103,666
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        485,395             483,795
Less accumulated depreciation                                                          (392,693)           (368,881)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                          92,702             114,914
                                                                             ------------------  ------------------

Other Assets:
Intangible and other assets net of
amortization of $114,044 and $106,302
for 2005 and 2004, respectively                                                          40,793              48,535
                                                                             ------------------  ------------------

     Total Other Assets                                                                  40,793              48,535
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        2,474,606  $        4,701,519
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $          172,696  $          200,846
Related party accounts payable                                                        1,560,822           3,102,737
Short-term notes payable                                                                264,985             265,193
Shareholders loans                                                                    1,717,594           1,933,394
Convertible Debentures                                                                1,963,828           1,887,076
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        5,679,925           7,389,246
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   20,000 Series E shares issued and outstanding                                              2                   2
Common Stock - $0.0001 par value.
   250,000,000 shares authorized;
   45,048,299 issued and outstanding.                                                     4,505               4,505
Additional paid-in capital                                                           12,381,328          11,865,627
Unrealized Losses on available-for-sale securities                                   (1,187,774)           (408,382)
Retained deficit                                                                    (14,403,380)        (14,149,479)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,205,319)         (2,687,727)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        2,474,606  $        4,701,519
                                                                             ==================  ==================








   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the three months ended              For the six months ended
                                                             June 30,                               June 30,
                                                     2005                2004                2005               2004
                                               -----------------  ------------------  ------------------  -----------------

Revenues                                       $         330,094  $          304,425  $          699,343  $         578,867
Cost of Revenues                                         115,755             130,441             244,949            224,593
                                               -----------------  ------------------  ------------------  -----------------
Gross Margin                                             214,339             173,984             454,394            354,274
                                               -----------------  ------------------  ------------------  -----------------

Expenses
   Labor and Related Expenses                             86,100              72,254             171,414            138,266
   Rent                                                   55,528              44,739              94,485             82,085
   Depreciation and Amortization                          15,777              15,270              31,554             30,540
   Other General and Administrative                      135,988             147,323             216,834            235,641
                                               -----------------  ------------------  ------------------  -----------------
      Total Operating Expenses                           293,393             279,586             514,287            486,532
                                               -----------------  ------------------  ------------------  -----------------
Net Income (Loss) from Continuing
 Operations                                              (79,054)           (105,602)            (59,893)          (132,258)
                                               -----------------  ------------------  ------------------  -----------------

Other Income (Expense)
   Interest income                                         2,720                  86               4,287                262
   Dividend income                                         5,008                 160              11,380                231
   Interest expense                                      (64,449)            (39,344)           (102,800)           (77,912)
   Gain (Loss) on sale of Marketable
      Securities                                         (92,005)             17,190            (106,875)           (20,174)
                                               -----------------  ------------------  ------------------  -----------------
Net Other Income (Expense)                              (148,726)            (21,908)           (194,008)           (97,593)
                                               -----------------  ------------------  ------------------  -----------------

Net Loss Before Income Taxes                   $        (227,780) $         (127,510) $         (253,901) $        (229,851)
Income Tax (Expense) Benefit                                   -                   -                   -                  -
                                               -----------------  ------------------  ------------------  -----------------

Net Loss                                       $        (227,780) $         (127,510) $         (253,901) $        (229,851)
                                               =================  ==================  ==================  =================

Basic Loss Per Common Share:                   $          (0.01)  $                -  $           (0.01)  $          (0.01)
                                               =================  ==================  ==================  =================

Weighted Average Common Shares                        45,048,299          45,048,299          45,048,299         45,048,299
                                               =================  ==================  ==================  =================





   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the six months ended
                                                                                            June 30,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (253,901) $         (229,851)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       31,554              30,540
     Loss on sale of marketable securities                                              106,875              20,174
     Decrease (Increase) in receivables                                                      55              (1,921)
     Decrease (Increase) in prepaid expense                                                (128)                  -
     Increase in accrued interest payable                                               102,800              39,344
     Increase (Decrease) in accounts payable and accrued liabilities                    (28,150)            (82,626)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     (40,895)           (224,340)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of marketable securities                                                 (1,963,092)         (1,295,000)
   Proceeds from sale of marketable securities                                        1,199,164           1,853,672
   Purchase of property and equipment                                                    (1,600)                  -
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                              (765,528)            558,672
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   60,000              58,500
   Repayment of Shareholder Advances                                                   (300,000)                  -
   Repayment of notes payable                                                            (2,056)             (6,000)
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                              (242,056)             52,500
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                          (1,048,479)            386,832
Cash at beginning of period                                                           2,389,042             440,637
                                                                             ------------------  ------------------

Cash at End of Period                                                        $        1,340,563  $          827,469
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $            2,666  $                -
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:
    Marketable Securities acquired through related party payables            $        2,062,809  $        1,053,526
    Marketable Securities acquired through contributed capital               $          515,701  $          263,381

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of June 30, 2005 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

         The Company has incurred a net loss for the six months ended June 30, 2005 and 2004 of $253,901 and $229,851, respectively, and as of June 30, 2005 had a working capital deficit of $3,338,814. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

         Management's plans include opening at least one new restaurant during 2005 and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 5,555,556 and 5,000,000common shares as of June 30, 2005 and 2004, respectively. The effect of outstanding common stock equivalents are anti-dilutive for 2005 and 2004 and are thus not considered.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at June 30, 2005 and December 31, 2004 approximates their fair values due to the short-term nature of these financial instruments. The carrying values of marketable securities available for sale are based on quoted market prices.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)


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
                                                          =================  ==================  ==================


                                                                                June 30, 2005
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $          779,392  $          973,229
                                                          =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the six months ended June 30, 2005 and 2004, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                    2005                2004
                                                                             ------------------  ------------------

Sale Proceeds                                                                $        1,199,164  $        1,853,672
                                                                             ==================  ==================

Gross Realized Losses                                                        $          112,444  $           37,364
                                                                             ==================  ==================

Gross Realized Gains                                                         $            5,569  $           17,190
                                                                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of June 30, 2005 and December 31, 2004. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

         The Company has the following tax assets:

                                          2004                2003
                                   ------------------  ------------------
Net Operating Losses                        3,796,100           3,774,894
Other                                          82,509              78,919
Valuation Allowance                        (3,878,609)         (3,853,813)
                                   ------------------  ------------------
                                                    -                   -
                                   ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                     2004                2003
                                              ---------------  ----------------
Provision (Benefit) at US Statutory Rate             (157,985)          (86,780)
Net Operating Losses                                  136,779           (93,546)
Other                                                  (3,590)            6,268
Increase (Decrease) in Valuation Allowance             24,796           174,058
                                              ---------------  ----------------
                                                            -                 -
                                              ===============  ================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2005 and 2004, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of June 30, 2005 and December 31, 2004, $1,717,594 and $1,933,394 in advances was due to these related parties.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During the three months ended June 30, 2005 and the year ended December 31, 2004, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $2,578,511 and $4,245,065, respectively, (based on quoted market prices) in exchange for accounts payable of $2,062,809 and $3,396,052, respectively, with the remainder being reported as contributed capital of $515,701 and $849,013, respectively. During the six months ended June 30, 2005 and 2004, the Company has sold marketable securities for $1,199,164 and $1,853,672, respectively, and recorded a net loss on sale of $106,875 and$20,174, respectively. As of June 30, 2005 and December 31, 2004, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $973,229 and $2,121,782, respectively. As of June 30, 2005 and December 31, 2004, related party accounts payable include $1,560,822 and $3,102,737, respectively, due to Berkshire Capital.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

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

         The material terms of the Company's convertible debentures provide for the payment of interest at 8% per annum payable quarterly, mandatory redemption after 3 years from the date of issuance at 130% of the principal amount. Subject to adjustment, the debentures are convertible into Common Stock at the lower of a fixed conversion price ($1.82 per share for $900,000 principal amount of debentures; $1.61 per share for $600,000 principal amount of debentures) or 75% of the average closing bid price for the Company's Common Stock for the 5 trading days preceding the date of the conversion notice. Repayment of the indebtedness is secured by a general lien on the assets of the Company and guarantee by 5 of the Company's subsidiaries.

         Total issue costs were $156,551.20 which were amortized over the initial terms of the debt with a maturity date of July 31 and September 2, 2001.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Continued)

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

RESULTS OF OPERATIONS - For the three months ended June 30, 2005 and 2004, the Company had a net loss from operations of approximately $228,000 and $128,000 respectively. For the six months ended June 30, 2005 and 2004, the Company had a net loss from operations of approximately $254,000 and $230,000 respectively.

Total Revenues - For the three months ended June 30, 2005 and 2004, the Company had total sales of approximately $330,000 and $304,000 respectively, for an increase of approximately $26,000. For the six months ended June 30, 2005 and 2004, the Company had total sales of approximately $699,000 and $579,000 respectively, for an increase of approximately $120,000. Management believes revenues will continue to grow in the future as airport traffic increases.

Costs  and  Expenses  - Costs of  revenues,  which  include  the  costs of food,
beverage,   and  kitchen  supplies   decreased  as  a  percentage  of  sales  by
approximately 8% and 4% for the three and six months ended June 30, 2005 over those of the corresponding periods from 2004. This decrease can be attributed to many factors, including, but not limited to increased food costs in 2004 due to the addition of fuel surcharges on the delivery of goods, increased produce costs caused by weather conditions causing the loss of crops, 2004 dairy prices increased 30-50% due to butterfat differentials and supply shortages, and other food items due to various conditions outside the control of the Company. The cost of labor, rent and other general and administrative costs, decreased 3% and 10% as a percentage of sales for the three and six months as of June 30, 2005, as compared to the corresponding period of 2004. Management expects this decrease to continue as revenues increase. Depreciation and amortization expense increased by approximately $500 from 2004 to 2005 due to an increase in restaurant equipment. Management expects depreciation and amortization to decline until the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, the Company has a working capital deficit of approximately $3,338,814. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

         During 2005 the Company used approximately $765,000, cash from investing activities from the sale of marketable equity securities. As of June 30, 2005, the company owns marketable securities valued at approximately $973,229 with corresponding liabilities of $1,560,822.

         During 2005 the Company has used approximately $242,000 through short-term notes payable and advances from majority stockholders.

         For the six months ended June 30, 2005 and 2004 operating activities used approximately $41,000 and 224,000, respectively in cash flow.

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

(b)      Changes in Internal Controls

         Based on this evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     August 15, 2005          By:    /s/ Joseph Fiore
       -----------------------     ---------------------------------------------
                                   Joseph Fiore
                                   C.E.O., C.F.O., Chairman, Secretary, Director
                                   (Principal Executive & Accounting Officer)