Form 10QSB
period 2005-09-30
EAT AT JOES LTD
filed 2005-11-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005
                                               ---------------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of September 30, 2005, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 6,666,667 common shares), par value $0.0001.

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

         Indicate by Check Mark Whether the Registrant is a Shell Company (As Defined by Rule 12B-2 of the Exchange Act). Yes [ ] No [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                (Unaudited)
                                               September 30,         December 31,
                                                     2005                2004
                                              ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                     $          792,039  $        2,389,042
Receivables                                                9,330               9,185
Inventory                                                  7,500               7,500
Prepaid expense                                           10,689              10,561
Marketable Securities                                    995,515           2,121,782
                                              ------------------  ------------------

     Total Current Assets                              1,815,073           4,538,070
                                              ------------------  ------------------

Property and equipment:
Equipment                                                105,266             103,666
Furniture & Fixtures                                       3,964               3,964
Leasehold improvements                                   376,165             376,165
                                              ------------------  ------------------
                                                         485,395             483,795
Less accumulated depreciation                           (404,547)           (368,881)
                                              ------------------  ------------------

     Total Property & Equipment                           80,848             114,914
                                              ------------------  ------------------

Other Assets:
Intangible and other assets net of
amortization of $117,915 and $106,302
for 2005 and 2004, respectively                           36,922              48,535
                                              ------------------  ------------------

     Total Other Assets                                   36,922              48,535
                                              ------------------  ------------------

     TOTAL ASSETS                             $        1,932,843  $        4,701,519
                                              ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                  September 30,        December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $          169,841  $          200,846
Related party accounts payable                                                        1,444,261           3,102,737
Short-term notes payable                                                                267,025             265,193
Shareholders loans                                                                    1,368,435           1,933,394
Convertible Debentures                                                                2,003,367           1,887,076
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        5,252,929           7,389,246
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   20,000 Series E shares issued and outstanding                                              2                   2
Common Stock - $0.0001 par value.
   250,000,000 shares authorized;
   45,048,299 issued and outstanding.                                                     4,505               4,505
Additional paid-in capital                                                           12,336,726          11,865,627
Unrealized Losses on available-for-sale securities                                   (1,202,753)           (408,382)
Retained deficit                                                                    (14,458,566)        (14,149,479)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,320,086)         (2,687,727)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        1,932,843  $        4,701,519
                                                                             ==================  ==================








   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the three months ended              For the nine months ended
                                                           September 30,                          September 30,
                                                     2005                2004                2005               2004
                                               -----------------  ------------------  ------------------  -----------------

Revenues                                       $         307,303  $          318,164  $        1,006,646  $         897,031
Cost of Revenues                                         110,983             122,986             355,932            347,579
                                               -----------------  ------------------  ------------------  -----------------
Gross Margin                                             196,320             195,178             650,714            549,452
                                               -----------------  ------------------  ------------------  -----------------

Expenses
   Labor and Related Expenses                             86,567              80,438             257,981            218,704
   Rent                                                   45,614              47,519             140,099            129,604
   Depreciation and Amortization                          15,725              15,338              47,279             45,878
   Other General and Administrative                      111,818              88,624             328,651            324,265
                                               -----------------  ------------------  ------------------  -----------------
      Total Operating Expenses                           259,724             231,919             774,010            718,451
                                               -----------------  ------------------  ------------------  -----------------
Net Income (Loss) from Continuing
 Operations                                              (63,404)            (36,741)           (123,296)          (168,999)
                                               -----------------  ------------------  ------------------  -----------------

Other Income (Expense)
   Interest income                                         2,608                 156               6,895                418
   Dividend income                                         1,393                 946              12,773              1,177
   Interest expense                                      (62,920)            (40,135)           (165,720)          (118,047)
   Other miscellaneous income                                500                   -                 500                  -
   Gain (Loss) on sale of Marketable
      Securities                                          (6,945)            (44,399)            (40,239)           (64,573)
                                               -----------------  ------------------  ------------------  -----------------
Net Other Income (Expense)                               (65,364)            (83,432)           (185,791)          (181,025)
                                               -----------------  ------------------  ------------------  -----------------

Net Loss Before Income Taxes                   $        (128,768) $         (120,173) $         (309,087) $        (350,024)
Income Tax (Expense) Benefit                                   -                   -                   -                  -
                                               -----------------  ------------------  ------------------  -----------------

Net Loss                                       $        (128,768) $         (120,173) $         (309,087) $        (350,024)
                                               =================  ==================  ==================  =================

Basic Loss Per Common Share:                   $               -  $                -  $           (0.01)  $          (0.01)
                                               =================  ==================  ==================  =================

Weighted Average Common Shares                        45,048,299          45,048,299          45,048,299         45,048,299





   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                       September 30, 2005
                                                                                    2005                2004
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (309,087) $         (350,024)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       47,279              45,878
     Loss on sale of marketable securities                                               40,239              64,573
     Decrease (Increase) in receivables                                                    (145)               (862)
     Decrease (Increase) in prepaid expense                                                (128)                  -
     Increase in accrued interest payable                                               165,720             146,955
     Increase (Decrease) in accounts payable and accrued liabilities                    (31,005)           (173,830)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     (87,127)           (267,310)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of marketable securities                                                 (1,940,078)         (1,320,000)
   Proceeds from sale of marketable securities                                        1,044,358           2,470,735
   Purchase of property and equipment                                                    (1,600)             (1,436)
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                              (897,320)          1,149,299
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   89,500              85,100
   Repayment of Shareholder Advances                                                   (700,000)                  -
   Repayment of notes payable                                                            (2,056)            (10,500)
                                                                             ------------------  ------------------

Net Cash (Used) Provided by Financing Activities                                       (612,556)             74,600
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                          (1,597,003)            956,589
Cash at beginning of period                                                           2,389,042             440,637
                                                                             ------------------  ------------------

Cash at End of Period                                                        $          792,039  $        1,397,226
                                                                             ==================  ==================

Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $            2,666  $              596
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:
    Marketable Securities acquired through related party payables            $        1,884,400  $        2,294,200
    Marketable Securities acquired through contributed capital               $          471,100  $          574,756

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2005 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

         The Company has incurred a net loss for the nine months ended September 30, 2005 and 2004 of $309,087 and $350,024, respectively, and as of September 30, 2005 had a working capital deficit of $3,437,856. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 6,666,667 and 6,250,000 common shares as of September 30, 2005 and 2004, respectively. The effect of outstanding common stock equivalents are anti-dilutive for 2005 and 2004 and are thus not considered.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at September 30, 2005 and December 31, 2004 approximates their fair values due to the short-term nature of these financial instruments. The carrying values of marketable securities available for sale are based on quoted market prices.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Continued)


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
                                                          =================  ==================  ==================


                                                                             September 30, 2005
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $               -  $          794,371  $          995,515
                                                          =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the nine months ended September 30, 2005 and 2004, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                    For the Nine Months Ended
                                          September 30,
                                     2005                2004
                              ------------------  ------------------

Sale Proceeds                 $        1,044,358  $        2,470,735
                              ==================  ==================

Gross Realized Losses         $           46,216  $           96,842
                              ==================  ==================

Gross Realized Gains          $            5,977  $           32,269
                              ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2005 and December 31, 2004. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

         The Company has the following tax assets:

                                         2004                2003
                                  ------------------  ------------------
Net Operating Losses                       3,796,100           3,774,894
Other                                         82,509              78,919
Valuation Allowance                       (3,878,609)         (3,853,813)
                                  ------------------  ------------------
                                                   -                   -
                                  ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                   2004           2003
                                            ------------------  -------------
Provision (Benefit) at US Statutory Rate              (157,985)       (86,780)
Net Operating Losses                                   136,779        (93,546)
Other                                                   (3,590)         6,268
Increase (Decrease) in Valuation Allowance              24,796        174,058
                                            ------------------  -------------
                                                             -              -
                                            ==================  =============

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2005 and 2004, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of September 30, 2005 and December 31, 2004, $1,368,435 and $1,933,394 in advances was due to these related parties.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $2,355,500 and $4,245,065, respectively, (based on quoted market prices) in exchange for accounts payable of $1,884,400 and $3,396,052, respectively, with the remainder being reported as contributed capital of $471,100 and $849,013, respectively. During the nine months ended September 30, 2005 and 2004, the Company has sold marketable securities for $1,044,358 and $2,470,735, respectively, and recorded a net loss on sale of $40,239 and$64,573, respectively. As of September 30, 2005 and December 31, 2004, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $995,515 and $2,121,782, respectively. As of September 30, 2005 and December 31, 2004, related party accounts payable include $1,444,261 and $3,102,737, respectively, due to Berkshire Capital.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Continued)

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

RESULTS OF OPERATIONS - For the three months ended September 30, 2005 and 2004, the Company had a net loss from operations of approximately $63,000 and $37,000 respectively. For the nine months ended September 30, 2005 and 2004, the Company had a net loss from operations of approximately $123,000 and $169,000 respectively.

Total Revenues - For the three months ended September 30, 2005 and 2004, the Company had total sales of approximately $307,000 and $318,000 respectively, for an decrease of approximately $11,000. For the nine months ended September 30, 2005 and 2004, the Company had total sales of approximately $1,007,000 and $897,000 respectively, for an increase of approximately $110,000. Management believes revenues will continue to grow in the future as airport traffic increases.

Costs  and  Expenses  - Costs of  revenues,  which  include  the  costs of food, beverage, and kitchen supplies decreased as a percentage of sales by approximately 3% and 4% for the three and nine months ended September 30, 2005 over those of the corresponding periods from 2004. This decrease can be attributed to many factors, including, but not limited to increased food costs in 2004 due to the addition of fuel surcharges on the delivery of goods, increased produce costs caused by weather conditions causing the loss of crops, 2004 dairy prices increased 30-50% due to butterfat differentials and supply shortages, and other food items due to various conditions outside the control of the Company. The cost of labor, rent and other general and administrative costs, increased 12% as a percentage of sales for the three months ended September 30, 2005, as compared to the corresponding period of 2004. This increase is due to a temporary decrease in sales for the three months ended September 30, 2005, compounded by an increase in consulting expenses. Management expects this increase to be temporary. The cost of labor, rent and other general and administrative costs, decreased 3% as a percentage of sales for the nine months ended September 30, 2005, as compared to the corresponding period of 2004. Management expects this decrease to continue as revenues increase. Management expects depreciation and amortization to decline until the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, the Company has a working capital deficit of approximately $3,437,856. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

         During 2005 the Company used approximately $897,000 in cash from investing activities from the sale of marketable equity securities. As of
September 30, 2005, the company owns marketable securities valued at approximately $995,515 with corresponding liabilities of $1,444,261.

         During 2005 the Company has used approximately $613,000 to repay short-term notes payable and advances from majority stockholders.

         For the nine months ended September 30, 2005 and 2004 operating activities used approximately $87,000 and 267,000, respectively in cash flow.

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

(b)      Changes in Internal Controls

         Based on this evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

                  The following exhibits are included as part of this report:

Exhibit
Number            Title of Document
--------------------------------------------------------------------------------

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.



         The Company did not file a report on Form 8-K during 3rd quarter 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     November 14, 2005        By:    /s/ Joseph Fiore
       -------------------------   ---------------------------------------------
                                   Joseph Fiore
                                   C.E.O., C.F.O., Chairman, Secretary, Director
                                   (Principal Executive & Accounting Officer)