Form 10KSB
period 2005-12-31
EAT AT JOES LTD
filed 2006-03-30
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2005

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ To _________


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

         State issuer's revenues for its most recent fiscal year.     $1,293,804
                                                                      ----------

         As of December 31, 2005, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 5,681,818 common shares), par value $0.0001. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $674,993 computed at the average bid and asked price as of December 31, 2005.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X ] No


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

Transitional Small Business Disclosure Format (check one):  Yes [ ]; NO [X]

                                                     TABLE OF CONTENTS

Item Number and Caption                                                                  Page
PART I

Item 1.           Description of Business..................................................4

Item 2.           Description of Property..................................................7

Item 3.           Legal Proceedings........................................................7

Item 4.           Submission of Matters to a Vote of Security Holders......................8

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.................8

Item 6.           Management's Discussion and Analysis or Plan of Operations...............9

Item 7.           Financial Statements....................................................15

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure....................................................15

Item 8A.          Controls and Procedures.................................................15

Item 8B.          Other Information.......................................................16

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.......................17

Item 10.          Executive Compensation..................................................19

Item 11.          Security Ownership of Certain Beneficial Owners and Management..........20

Item 12.          Certain Relationships and Related Transactions..........................20

Item 13.          Exhibits and Reports on Form 8-K........................................22

Item 14.          Principal Accountant Fees and Services..................................23

                                     PART I

--------------------------------------------------------------------------------
                         ITEM 1 DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

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

         Each of the subsidiaries was organized to operate a single restaurant. The Company presently owns and operates one theme restaurant located in Philadelphia, Pennsylvania and operated under the subsidiary E.A.J. PHL Airport Inc. The Company is attempting to make at least one acquisition during the next 12 months, subject to the availability of funding. All restaurants will be located in high traffic locations. The restaurants will be modest priced restaurants catering to the local working and residential population rather than as a tourist destination.

         All administrative activities of the Company have been conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

OPERATING LOSSES

         The Company has incurred net losses from operations of approximately $200,000 and $186,000 for the years ended December 31, 2005 and December 31, 2004, respectively. Such operating losses reflect developmental and other administrative costs for 2005 and 2004. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

          Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the third or fourth quarter of 2006. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

EMPLOYEES

         As of March 25, 2005, the Company had approximately 12 employees, none of whom is represented by a labor union.

--------------------------------------------------------------------------------
                         ITEM 2 DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                            ITEM 3 LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

NONE

--------------------------------------------------------------------------------
                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

         No matters were subject to a vote of security holders during the year 2005.


                                     PART II

--------------------------------------------------------------------------------
                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

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


                 2004:                               High                Low

First Quarter                                    $   0.025           $   0.014
Second Quarter                                   $   0.048           $   0.020
Third Quarter                                    $   0.030           $   0.015
Fourth Quarter                                   $   0.025           $   0.015

                 2005:
First Quarter                                    $   0.035           $   0.018
Second Quarter                                   $   0.025           $   0.015
Third Quarter                                    $   0.023           $   0.015
Fourth Quarter                                   $   0.020           $   0.011

DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of December 31, 2005 was approximately 2,490.

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

--------------------------------------------------------------------------------
                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS - For the years ended December 31, 2005 and 2004, the Company had a net loss from operations of approximately $201,142 and $186,000 respectively.

Total Revenues - For the years ended December 31, 2005 and 2004, the Company had total sales of approximately $1,294,000 and $1,255,000 respectively, for an increase of approximately $39,000. Management believes revenues will continue to grow in the future as airport traffic increases.

Costs  and  Expenses  - Costs of  revenues,  which  include  the  costs of food, beverage, and kitchen supplies decreased as a percentage of sales by approximately 1% from 2004 to 2005. This decrease can be attributed to several factors, including, but not limited to, more efficient purchasing of products in larger quantities to lock-in reduced prices and increase savings. The cost of labor, rent and other general and administrative costs, increased 2% as a percentage of sales. Management expects this to decrease as revenues increase. Depreciation and amortization expense increased from 2004 to 2005 by approximately 1% of sales, due in part to the addition of equipment during 2005 and late in 2004. Management expects depreciation and amortization to begin to decline when the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, the Company has a working capital deficit of approximately $3,397,863. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

         During 2005 the Company used approximately $927,000 and during 2004 the Company generated approximately $2,001,000 respectfully, cash from investing activities from the purchase and sale of marketable equity securities. As of December 31, 2005, the company owns marketable securities valued at approximately $840,584 with corresponding liabilities of $1,102,577.

         During 2005 and 2004, the Company has raised approximately $122,500 and $118,600 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for working capital. During 2005, the company repaid $700,000 of shareholder advances from past years. As of December 31, 2005, $1,417,513 in advances was due to Joseph Fiore, C.E.O. of the Company.

         For the year ended December 31, 2005 and 2004, operating activities used approximately $102,000 and $160,000 in cash flow.

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

         On December 16, 2004, the FASB issued SFAS No. 123 ( R ), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We adopted this new standard effective for the fourth fiscal quarter of 2005. This standard had no impact our financial position or results of operations.

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

         In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), ACCOUNTING FOR CONDITINAL ASSET RETIREMENT OBLIGATIONS. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of
settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

         In May 2005, the FASB issued SFAX No. 154. ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

--------------------------------------------------------------------------------
                           ITEM 7 FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

--------------------------------------------------------------------------------
              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

--------------------------------------------------------------------------------
                        ITEM 8A. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

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

         There were no significant changes in Eat at Joe's Ltd.'s internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

--------------------------------------------------------------------------------
                           ITEM 8B. OTHER INFORMATION

--------------------------------------------------------------------------------

         None

                                    PART III

--------------------------------------------------------------------------------
               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT

--------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME        AGE     OFFICE                            TERM EXPIRES
--------------------------------------------------------------------------------
Joseph Fiore             44      Chief Executive Officer,          Next
                                 Chief Financial Officer,          Annual
                                 Chairman of the Board of          Meeting
                                 Director/Secretary

James Mylock, Jr.        39      Director                          Next
                                                                   Annual
                                                                   Meeting

Tim Matula               45      Director                          Next
                                                                   Annual
                                                                   Meeting

Gino Naldini             54      President and Chief Operating     Next
                                 Officer                           Annual
                                                                   Meeting

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

--------------------------------------------------------------------------------
                         ITEM 10 EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

--------------------------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 45,048,299 shares of issued and outstanding Common Stock of the Company as of December 31, 2005 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                 # OF
NAME AND ADDRESS              NATURE OF         SHARES
OF BENEFICIAL OWNERS          OWNERSHIP          OWNED                   PERCENT
DIRECTORS
--------------------------------------------------------------------------------
 Joseph Fiore               Common Stock       9,776,792 *               19%

All Executive Officers      Common Stock       11,024,655 **             22%
and Directors as a Group
  (5 persons)

* Includes 4,094,974 shares of common stock and 2 shares (convertible to 5,681,818 common shares) of Series E convertible preferred shares on an as if converted basis.

** Includes 5,342,837 shares of common stock and 2 shares (convertible to 5,681,818 common shares) of Series E convertible preferred shares on an as if converted basis.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

         During 2005 and 2004, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of December 31, 2005 and 2004, $1,417,513 and $1,933,394 in advances was due to these related parties.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During 2005 and 2004,  the  Company  acquired  marketable  securities  from a related  party pursuant to this agreement. In accordance with the agreement the Company acquired marketable securities valued at $1,884,400 and $4,245,065, respectively, (based on quoted market prices) in exchange for accounts payable of $1,507,520 and $3,396,052, respectively, with the remainder being reported as contributed capital of $482,700 and $849,013, respectively. During 2005 and 2004, the Company has sold marketable securities for $1,809,548 and $3,473,032, respectively, and recorded a net loss on sale of $27,165 and $137,437 for 2005 and 2004, respectively. As of December 31, 2005 and 2004, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $833,384 and $1,869,782, respectively and related party accounts payable include $1,102,577 and $3,102,737, respectively, due to Berkshire Capital.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.

         On September 1, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of locating merger candidates for twelve of the Company's wholly owned subsidiaries. Pursuant to which, on October 23, 2003, The Company entered into a Purchase Agreement with Offshore Creations, Inc. (A Nevada corporation) to sell the Company's wholly owned subsidiary E.A.J. Innerharbor. The Company received 1,200,000 (approximately 3%) of restricted stock of the corporation surving the merger of Offshore Creations, Inc. and E.A.J. Innerharbor, Inc. This transaction was accounted form by recording a $1,200 investment in marketable securities and a corresponding gain on sale of $1,200. As of December 31, 2005 no additional subsidiaries have been sold.

--------------------------------------------------------------------------------
                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

         (a) The following documents are filed as part of this report.

1.       FINANCIAL STATEMENTS                                              PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants.....F-1

Consolidated Balance Sheets as of December 31, 2005, and 2004...............F-2

Consolidated Statements of Operations for the years ended
     December 31, 2005, and 2004............................................F-4

Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 2005, and 2004............................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2005, and 2004............................................F-6

Notes to consolidated Financial Statements..................................F-7

2.       EXHIBITS

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document
--------------------------------------------------------------------------------
3.1     Articles of Incorporation(1)
3.2     By-laws(1)
3.3     Amended Articles of Incorporation
4.1     Form of Warrant Agreement(1)
10.1 Lease Information Form between E.A.J. PHL, Airport, Inc. and Marketplace Redwood Limited Partnership(1)
10.2    Registration of trade name for Eat at Joe's(1)
10.2    Registration Rights Agreement(1)
21      Subsidiaries of the Company(1)
31      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference.

         (a) No reports on Form 8-K were filed.

--------------------------------------------------------------------------------
                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

--------------------------------------------------------------------------------

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2005 and 2004:


           Service                      2005                   2004
------------------------------   ------------------     ------------------
Audit Fees                       $           24,747     $           20,870
Audit-Related Fees                                -                      -
Tax Fees                                      1,553                  1,495
All Other Fees                                    -                      -
                                 ------------------     ------------------
Total                            $           26,300     $           22,365
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

         The Audit Committee pre-approved 100% of the Company's 2005 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES


                                      - : -

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2005 AND 2004

                                TABLE OF CONTENTS

Report of Independent Certified Public Accountants..................................F-1

Consolidated Balance Sheets, December 31, 2005 and 2004.............................F-2

Consolidated Statements of Operations, For The Years Ended
   December 31, 2005 and 2004.......................................................F-4

Consolidated Statement of Changes in Stockholders' Equity, For The Years Ended
   December 31, 2005 and 2004.......................................................F-5

Consolidated Statements of Cash Flows, For The Years Ended
   December 31, 2005 and 2004.......................................................F-6

Notes to Consolidated Financial Statements..........................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Eat At Joe's Ltd.

We have audited the accompanying consolidated balance sheets of Eat At Joe's Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2005, and
2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd., and subsidiaries as of December 31, 2005, and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 28, 2006

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                       2005                2004
                                                ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                       $          780,751  $        2,389,042
Receivables                                                  2,222               9,185
Inventory                                                    6,900               7,500
Prepaid expense                                                606              10,561
Marketable Securities                                      840,584           2,121,782
                                                ------------------  ------------------

     Total Current Assets                                1,631,063           4,538,070
                                                ------------------  ------------------

Property and equipment:
Equipment                                                  105,266             103,666
Furniture & Fixtures                                         3,964               3,964
Leasehold improvements                                     376,165             376,165
                                                ------------------  ------------------
                                                           485,395             483,795
Less accumulated depreciation                             (415,502)           (368,881)
                                                ------------------  ------------------

     Total Property & Equipment                             69,893             114,914
                                                ------------------  ------------------

Other Assets:
Intangible and other assets net of
amortization of $121,786 and $106,302
for 2005 and 2004, respectively                             33,051              48,535
                                                ------------------  ------------------

     Total Other Assets                                     33,051              48,535
                                                ------------------  ------------------

     TOTAL ASSETS                               $        1,734,007  $        4,701,519
                                                ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                                   (Continued)

                                                                          2005                2004
                                                                   ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                           $          196,574  $          200,846
Related party accounts payable                                              1,102,577           3,102,737
Short-term notes payable                                                      268,560             265,193
Shareholders loans                                                          1,417,513           1,933,394
Convertible Debentures                                                      2,043,702           1,887,076
                                                                   ------------------  ------------------

     Total Current Liabilities                                              5,028,926           7,389,246
                                                                   ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   20,000 Series E shares issued and outstanding                                    2                   2
Common Stock - $0.0001 par value.
   250,000,000 shares authorized;
   45,048,299 issued and outstanding.                                           4,505               4,505
Additional paid-in capital                                                 12,348,327          11,865,627
Unrealized Losses on available-for-sale securities                         (1,069,924)           (408,382)
Retained deficit                                                          (14,577,829)        (14,149,479)
                                                                   ------------------  ------------------

     Total Stockholders' Equity                                            (3,294,919)         (2,687,727)
                                                                   ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $        1,734,007  $        4,701,519
                                                                   ==================  ==================




   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004

                                                                 2005                2004
                                                          ------------------  ------------------
Revenues                                                  $        1,293,804  $        1,255,317
Cost of Revenues                                                     479,985             477,851
                                                          ------------------  ------------------
Gross Margin                                                         813,819             777,466
                                                          ------------------  ------------------

Expenses
   Labor and Related Expenses                                        336,322             304,098
   Rent                                                              184,442             182,723
   Depreciation and Amortization                                      62,105              50,015
   Other General and Administrative                                  431,317             427,108
                                                          ------------------  ------------------
      Total Operating Expenses                                     1,014,186             963,944
                                                          ------------------  ------------------

Net Loss from Continuing Operations                                 (200,367)           (186,478)
                                                          ------------------  ------------------

Other Income (Expense)
   Interest income                                                     9,705                 833
   Dividend income                                                    14,276               4,414
   Interest expense                                                 (223,668)           (145,994)
   Other Income                                                          500                   -
   Gain (Loss) on sale of Marketable Securities                      (27,165)           (137,437)
                                                          ------------------  ------------------
Net Other Income (Expense)                                          (226,352)           (278,184)
                                                          ------------------  ------------------

Net Loss Before Income Taxes                                        (426,719)           (464,662)
Income Tax (Expense) Benefit                                          (1,631)             (3,215)
                                                          ------------------  ------------------

Net Loss                                                  $         (428,350) $         (467,877)
                                                          ==================  ==================

Basic Loss Per Common Share:                              $          (0.01)   $          (0.01)
                                                          ==================  ==================

Weighted Average Number of Common Shares                         45,048,299          45,048,299









   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005, AND 2004

                                                                              Additional   Unrealized
                                   Preferred Stock        Common Stock         Paid-in      Loses on      Retained
                                 -----------------  ----------------------
                                   Shares   Amount     Shares     Amount      Capital      Securities      Deficit         Total
                                 --------  -------  -----------  --------  ------------  ------------   ------------   ------------
Balance at January 1, 2004         20,000  $     2   45,048,299  $  4,505  $ 11,016,614  $   (336,886)  $(13,681,602)  $ (2,997,367)

Contributed Capital                     -        -            -         -       849,013             -              -        849,013
Net Loss                                -        -            -         -             -             -       (467,877)      (467,877)
Unrealized Loss on
   available-for-sale securities        -        -            -         -             -       (71,496)             -        (71,496)
                                 --------  -------  -----------  --------  ------------  ------------   ------------   ------------
Total Comprehensive Loss                -        -            -         -             -       (71,496)      (467,877)      (539,373)
                                 --------  -------  -----------  --------  ------------  ------------   ------------   ------------

Balance at December 31, 2004       20,000        2   45,048,299     4,505    11,865,627      (408,382)   (14,149,479)    (2,687,727)

Contributed Capital                     -        -            -         -       482,700             -              -        482,700
Net Loss                                -        -            -         -             -             -       (428,350)      (428,350)
Unrealized Loss on
   available-for-sale securities        -        -            -         -             -      (661,542)             -       (661,542)
                                 --------  -------  -----------  --------  ------------  ------------   ------------   ------------
Total Comprehensive Loss                -        -            -         -             -      (661,542)      (428,350)    (1,089,892)
                                 --------  -------  -----------  --------  ------------  ------------   ------------   ------------

$alance at December 31, 2005       20,000  $     2   45,048,299  $  4,505  $ 12,348,327  $ (1,069,924)  $(14,577,829)  $(3,294,919)
                                 ========  =======  ===========  ========  ============  ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004

                                                                                    2005                2004
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (428,350) $         (467,877)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                                       62,105              50,015
     (Gain) Loss on sale of marketable securities                                        27,165             137,437
     Decrease (Increase) in Receivables                                                   6,963               2,847
     Decrease (Increase) in Inventory                                                       600                   -
     Decrease (Increase) in prepaid expense                                               9,955                (132)
     Increase (Decrease) in accrued interest payable                                    223,668             145,994
     Increase (Decrease) in accounts payable & accrued liabilities                       (4,272)            (27,951)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (102,166)           (159,667)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of marketable securities                                                 (2,734,516)         (1,466,635)
   Proceeds from sale of marketable securities                                        1,809,548           3,473,032
   Purchase of property and equipment                                                    (1,601)             (4,925)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities                                    (926,569)          2,001,472
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                  122,500             118,600
   Repayments of notes and advances                                                    (700,000)            (12,000)
   Proceeds from short-term notes payable                                                (2,056)                  -
                                                                             ------------------  ------------------
Net Cash Provided by Financing Activities                                              (579,556)            106,600
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                          (1,608,291)          1,948,405
Cash at beginning of period                                                           2,389,042             440,637
                                                                             ------------------  ------------------
Cash at End of Period                                                        $          780,751  $        2,389,042
                                                                             ==================  ==================

Supplemental Disclosure of
Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $            1,441  $            1,322
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities
    Marketable Securities acquired through related party payables            $        1,884,400  $        3,396,052
    Marketable Securities acquired through contributed capital                          482,700             849,013
    Preferred stock issued in satisfaction of shareholder loans                               -                   -

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

         The Company has incurred a net loss for the years ended December 31, 2005 and 2004 of $428,350 and $467,877, respectively, and the Company used cash of $102,166 and $159,667 in operating activities for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company had a working capital deficit of $3,397,863. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)

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
                  Leasehold improvements                      8-15 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income. Depreciation expense for the years ended December 31, 2005 and 2004, was $46,622 and $34,531, respectively.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Amortization

         Intangible assets consist of a trademark registered with the United States of America Patent and Trademark Office with a registration No. 1575696. Intangible assets are amortized over their estimated useful life of 10 years. Amortization expense for the years ended December 31, 2005 and 2004 was $15,484 and $15,484, respectively.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)

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

         On December 16, 2004, the FASB issued SFAS No. 123 ( R ), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We adopted this new standard effective for the fourth fiscal quarter of 2005. This standard had no impact on our financial position or results of operations.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)

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

         In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement  obligation  if the fair  value of the  liability  can be  reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. Management believes the adoption of this Statement will have no impact on the financial statements

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)

of the Company.

         In May 2005, the FASB issued SFAX No. 154. ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 5,681,818 and 4,587,156 common shares as of December 31, 2005 and 2004, respectively. The effect of outstanding common stock equivalents are anti-dilutive for 2005 and 2004 and are thus not considered.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables and accounts payable, accrued liabilities and short term notes and loans at December 31, 2005 and 2004 approximates their fair values due to the short-term nature of these financial instruments. The carrying values of marketable securities available for sale are based on quoted market prices.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)


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
                                    =================  ==================  ==================


                                                        December 31, 2005
                                    ---------------------------------------------------------
                                          Gross              Gross
                                       Unrealized          Unrealized             Fair
                                          Gain                Loss               Value
                                    -----------------  ------------------  ------------------
Available-for-sale securities       $          43,414  $          704,956  $          840,584
                                    =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the years ended December 31, 2005 and 2004, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                                For the Year Ended
                                                   December 31,
                                             2005                2004
                                      ------------------  ------------------

Sale Proceeds                         $        1,809,548  $        3,473,032
                                      ==================  ==================

Gross Realized Losses                 $           57,625  $          178,954
                                      ==================  ==================

Gross Realized Gains                  $           30,460  $           41,517
                                      ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2005 and 2004. The notes are payable one year from the date of issuance together with interest of 6.00% to 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,982,185 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

         The Company has the following tax assets:

                                            2005                2004
                                     ------------------  ------------------
Net Operating Losses                          2,373,943           2,692,830
Other                                            95,864              82,509
Valuation Allowance                          (2,469,807)         (2,775,339)
                                     ------------------  ------------------
                                                      -                   -
                                     ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                2005                2004
                                             --------------  ------------------
Provision (Benefit) at US Statutory Rate           (145,639)           (157,985)
Net Operating Losses                                318,887           1,082,065
Other                                               132,284             154,394
Increase (Decrease) in Valuation Allowance         (305,532)         (1,078,474)
                                             --------------  ------------------
                                                          -                   -
                                             ==============  ==================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2005 and 2004, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of December 31, 2005 and 2004, $1,417,513 and $1,933,394 in advances was due to these related parties including interest at 6.00%.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During 2005 and 2004, the Company acquired marketable securities from a related party pursuant to this agreement. In accordance with the agreement the Company acquired marketable securities valued at $1,884,400 and $4,245,065, respectively, (based on quoted market prices) in exchange for accounts payable of $1,507,520 and $3,396,052, respectively, with the remainder being reported as contributed capital of $482,700 and $849,013, respectively. During 2005 and 2004, the Company has sold marketable securities for $1,809,548 and $3,473,032, respectively, and recorded a net loss on sale of $27,165 and $137,437 for 2005 and 2004, respectively. As of December 31, 2005 and 2004, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $833,384 and $1,869,782, respectively and related party accounts payable include $1,102,577 and $3,102,737, respectively, due to Berkshire Capital.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.

         On September 1, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of locating merger candidates for twelve of the Company's wholly owned subsidiaries. Pursuant to which, on October 23, 2003, The Company entered into a Purchase Agreement with Offshore Creations, Inc. (A Nevada corporation) to sell the Company's wholly owned subsidiary E.A.J. Innerharbor. The Company received 1,200,000 (approximately 3%) of restricted stock of the corporation surving the merger of Offshore Creations, Inc. and E.A.J. Innerharbor, Inc. This transaction was accounted for by recording a $1,200 investment in marketable securities and a corresponding gain on sale of $1,200. As of December 31, 2005 no additional subsidiaries have been sold.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)

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

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,                                  Real Property
---------------------------------                           -----------------
      2006                                                  $          85,000
      2007                                                             28,332
      2008                                                                  -
      2009                                                                  -
      2010                                                                  -
                                                            -----------------

      Total five year minimum lease payments                $         113,332
                                                            =================

         The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005, AND 2004
                                   (Continued)

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

         *        No dividends.
         * Convertible to common stock at the average closing bid price for the Company's common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 5,681,818 common shares at December 31, 2005)
         * Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
         * Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
         *        Entitled to  liquidation  preference at par value.
         * Is senior to all other share of preferred or common shares issued past, present and future.

--------------------------------------------------------------------------------
                                   SIGNATURES

--------------------------------------------------------------------------------

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                EAT AT JOE'S LTD.

Dated: March 30, 2006

By  /S/     Joseph Fiore
----------------------------------------------------
Joseph Fiore,
C.E.O., C.F.O., Chairman, Secretary, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2006.

Signatures / Title

/S/     Joseph Fiore
----------------------------------------------------
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive, Financial
and Accounting Officer)



/S/     James Mylock, Jr.
----------------------------------------------------
James Mylock, Jr.
Director



/S/     Tim Matula
----------------------------------------------------
Tim Matula
Director



/s/     Gino Naldini
----------------------------------------------------
Gino Naldini
President, Chief Operating Officer