Form 10QSB
period 2006-03-31
EAT AT JOES LTD
filed 2006-05-15
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006
                                               -----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                         Commission file number 33-20111

                                Eat at Joe's Ltd.
        (Exact name of small business issuer as specified in its charter)


                             Delaware                  75-2636283
        ------------------------------------------------------------------------
            (State or other jurisdiction             (IRS Employer
         of incorporation or organization)         Identification No.)

          670 White Plains Road, Suite 120, Scarsdale, New York, 10583
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of March 31, 2006, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 5,707,763 common shares), par value $0.0001.

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                  March 31,          December 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $        1,292,911  $          780,751
Receivables                                                                               3,263               2,222
Inventory                                                                                 6,900               6,900
Prepaid expense                                                                          10,746                 606
Marketable Securities                                                                   488,551             840,584
                                                                             ------------------  ------------------

     Total Current Assets                                                             1,802,371           1,631,063
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                               105,266             105,266
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        485,395             485,395
Less accumulated depreciation                                                          (425,735)           (415,502)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                          59,660              69,893
                                                                             ------------------  ------------------

Other Assets:
Intangible and other assets net of
amortization of $125,657 and $121,786
for 2006 and 2005, respectively                                                          29,180              33,051
                                                                             ------------------  ------------------

     Total Other Assets                                                                  29,180              33,051
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        1,891,211  $        1,734,007
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                 (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $          184,311  $          196,574
Related party accounts payable                                                        1,206,123           1,102,577
Short-term notes payable                                                                270,032             268,560
Shareholders loans                                                                    1,453,830           1,417,513
Convertible Debentures                                                                2,043,702           2,043,702
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        5,157,998           5,028,926
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   20,000 Series E shares issued and outstanding                                              2                   2
Common Stock - $0.0001 par value.
   250,000,000 shares authorized;
   45,048,299 issued and outstanding.                                                     4,505               4,505
Additional paid-in capital                                                           12,348,327          12,348,327
Cumulative Translation Adjustment                                                             -                   -
Unrealized Losses on available-for-sale securities                                   (1,004,894)         (1,069,924)
Retained deficit                                                                    (14,614,727)        (14,577,829)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,266,787)         (3,294,919)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        1,891,211  $        1,734,007
                                                                             ==================  ==================








   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           For the three months ended
                                                                                                    March 31,
                                                                                             2006               2005
                                                                                      ------------------  -----------------
Revenues                                                                              $          300,989  $         369,249
Cost of Revenues                                                                                 125,088            129,194
                                                                                      ------------------  -----------------
Gross Margin                                                                                     175,901            240,055
                                                                                      ------------------  -----------------

Expenses
   Labor and Related Expenses                                                                     86,473             85,314
   Rent                                                                                           42,403             38,957
   Depreciation and Amortization                                                                  14,104             15,777
   Other General and Administrative                                                               71,793             80,846
                                                                                      ------------------  -----------------
      Total Operating Expenses                                                                   214,773            220,894
                                                                                      ------------------  -----------------
Net Income (Loss) from Continuing
 Operations                                                                                      (38,872)            19,161
                                                                                      ------------------  -----------------

Other Income (Expense)
   Interest income                                                                                 3,372              1,567
   Dividend income                                                                                 1,440              6,372
   Interest expense                                                                              (18,289)           (38,351)
   Gain (Loss) on sale of Marketable
      Securities                                                                                  15,451            (14,870)
                                                                                      ------------------  -----------------
Net Other Income (Expense)                                                                         1,974            (45,282)
                                                                                      ------------------  -----------------

Net Loss Before Income Taxes                                                          $          (36,898) $         (26,121)
Income Tax (Expense) Benefit                                                                           -                  -
                                                                                      ------------------  -----------------

Net Loss                                                                              $          (36,898) $         (26,121)
                                                                                      ==================  =================

Basic Loss Per Common Share:                                                          $                -  $               -
                                                                                      ==================  =================

Weighted Average Common Shares                                                                45,048,299         45,048,299






   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the three months ended
                                                                                           March 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $          (36,898) $          (26,121)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       14,104              15,777
     (Gain) Loss on sale of marketable securities                                       (15,451)             14,870
     Decrease (Increase) in receivables                                                  (1,041)             (1,987)
     Decrease (Increase) in prepaid expense                                             (10,140)               (128)
     Increase in accrued interest payable                                                18,289              38,351
     Increase in accounts payable and accrued liabilities                               (12,262)            (22,436)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     (43,399)             18,326
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Payments for purchases of marketable securities                                     (187,184)           (451,775)
   Proceeds from sale of marketable securities                                          723,243             711,317
   Purchase of property and equipment                                                         0              (1,600)
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                               536,059             257,942
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   19,500              26,500
   Repayment of notes payable                                                                 0              (2,056)
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                                19,500              24,444
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                             512,160             300,712
Cash at beginning of period                                                             780,751           2,389,042
                                                                             ------------------  ------------------

$ash at End of Period                                                        $        1,292,911           2,689,754
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $                -  $            2,666
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities:
    Marketable Securities acquired through related party payables            $                -  $        1,844,400
    Marketable Securities acquired through contributed capital               $                -  $          471,100

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2006 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

         The Company has incurred a net loss for the three months ended March 31, 2006 and 2005 of $36,898 and $26,121 respectively, and as of March 31, 2006 had a working capital deficit of $3,355,627. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

         Management plans include opening one new restaurants during the next twelve months and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards

         In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of ths Statement will have any immediate material impact on the Company.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)

of the Company.

         In May 2005, the FASB issued SFAS No. 154. ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 5,707,763 and 5,000,000 common shares as of March 31, 2006 and 2005, respectively. The effect of outstanding common stock equivalents are anti-dilutive for 2006 and 2005 and are thus not considered.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at March 31, 2006 and December 31, 2005 approximates their fair values due to the short-term nature of these financial instruments. The carrying values of marketable securities available for sale are based on quoted market prices.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)


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
                                                          =================  ==================  ==================


                                                                               March 31, 2006
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Available-for-sale securities                             $          80,580  $           15,550  $          488,551
                                                          =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the three months ended March 31, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                               For the Three Months Ended
                                                       March 31,
                                                2006                2005
                                         ------------------  ------------------

Sale Proceeds                            $          723,243  $          711,317
                                         ==================  ==================

Gross Realized Losses                    $           10,290  $           20,036
                                         ==================  ==================

Gross Realized Gains                     $           25,741  $            5,166
                                         ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2006 and December 31, 2005. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,982,182 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

         The Company has the following tax assets:

                                    December 31,        December 31,
                                        2005                2004
                                 ------------------  ------------------
Net Operating Losses             $        2,373,943  $        2,692,830
Other                                        95,864              82,509
Valuation Allowance                      (2,469,807)         (2,775,339)
                                 ------------------  ------------------
                                 $                -  $                -
                                 ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                               December 31,        December 31,
                                                   2005                2004
                                            --------------  ------------------
Provision (Benefit) at US Statutory Rate    $     (145,639) $         (157,985)
Net Operating Losses                               318,887           1,082,065
Other                                              132,284             154,394
Increase (Decrease) in Valuation Allowance        (305,532)         (1,078,474)
                                            --------------  ------------------
                                            $            -  $                -
                                            ==============  ==================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2006 and 2005, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of March 31, 2006 and December 31, 2005, $1,453,830 and $1,417,513 in advances was due to these related parties.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $0 and $1,884,400, respectively, (based on quoted market prices) in exchange for accounts payable of $0 and $1,401,700, respectively, with the remainder being reported as contributed capital of $0 and $482,700, respectively. During the three months ended March 31, 2006 and 2005, the Company has sold marketable securities for $723,243 and $711,317, respectively, and recorded a net gain on sale of $15,451 for 2006 and a net loss of $14,870 for 2005. As of March 31, 2006 and December 31, 2005, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $473,551 and $833,384, respectively. As of March 31, 2006 and December 31, 2005, related party accounts payable include $1,206,123 and $1,102,577, respectively, due to Berkshire Capital.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 5 - RENT AND LEASE EXPENSE

         The Company's wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997. E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2007.

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,                                  Real Property
---------------------------------                           -----------------
      2006                                                  $          85,000
      2007                                                             28,332
      2008                                                                  -
      2009                                                                  -
      2010                                                                  -
      2011                                                                  -
                                                            -----------------

      Total five year minimum lease payments                $         113,332
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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Continued)

NOTE 7 - CONVERTIBLE PREFERRED STOCK

         The Series E Convertible Preferred Stock carries the following rights and preferences;

         *        No dividends.
         * Convertible to common stock at the average closing bid price for the Company's common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 5,707,763 common shares at March 31, 2006)
         * Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
         * Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
         *        Entitled to  liquidation  preference at par value.
         * Is senior to all other share of preferred or common shares issued past, present and future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS - For the three months ended March 31, 2006 and 2005, the Company had a net loss from operations of approximately $36,898 and $26,121 respectively.

Total Revenues - For the three months ended March 31, 2006 and 2005, the Company had total sales of approximately $301,000 and $369,000 respectively, for an decrease of approximately $68,000. Management believes this is a temporary decrease and that revenues will grow in the future as airport traffic increases.

Costs  and  Expenses  - Costs of  revenues,  which  include  the  costs of food, beverage, and kitchen supplies increased as a percentage of sales by approximately 7% from 2005 to 2006. This increase can be attributed to many factors, including, but not limited to increased food costs due to the addition of fuel surcharges on the delivery of goods, increased produce costs caused by weather conditions causing the loss of crops, dairy prices have increased 30-50% due to butterfat differentials and supply shortages, and other food items due to various conditions outside the control of the Company. The cost of labor, rent and other general and administrative costs, increased 11% as a percentage of sales, mainly due to the spread of fixed costs over less revenues. Management expects this to decrease as revenues increase. Depreciation and amortization expense decreased by approximately $1,673 from 2005 to 2006 due to certain fixed assets reaching the end of their estimated depreciable lives. Management expects depreciation and amortization to decline until the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2006, the Company has a working capital deficit of approximately $3,355,627. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

         During 2006 and 2005, the Company generated approximately $536,000 and $258,000, respectfully, cash from investing activities from the sale of marketable equity securities. As of March 31, 2006, the company owns marketable securities valued at approximately $489,000 with corresponding liabilities of $1,206,000.

         During 2006 and 2005, the Company has raised approximately  $19,500 and
$24,000   through   short-term   notes   payable  and  advances   from  majority
stockholders. The net proceeds to the Company were used for working capital.

         For the three months ended March 31, 2006 operating activities used approximately $44,000 in cash flow. For the three months ended March 31, 2005 operating activities provided approximately $18,000 in cash flow.

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

         In May 2005, the FASB issued SFAS No. 154. ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

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

(b)      Changes in Internal Controls

         Based on this evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     May 15, 2006        By:    /s/ Joseph Fiore
       --------------------       ----------------------------------------------
                                  Joseph Fiore
                                  C.E.O., C.F.O., Chairman, Secretary, Director
                                  (Principal Executive & Accounting Officer)