Form 10QSB
period 2006-09-30
EAT AT JOES LTD
filed 2006-11-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006
                                              ---------------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of September 30, 2006, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 5,813,953 common shares), par value $0.0001.

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                 September 30,       December 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                    $          836,916  $          780,751
Receivables                                                                               7,511               2,222
Inventory                                                                                 6,900               6,900
Deposits                                                                                      -                   -
Prepaid expense                                                                          10,746                 606
Marketable Securities                                                                   266,147             840,584
                                                                             ------------------  ------------------

     Total Current Assets                                                             1,128,220           1,631,063
                                                                             ------------------  ------------------

Property and equipment:
Equipment                                                                               116,954             105,266
Furniture & Fixtures                                                                      3,964               3,964
Leasehold improvements                                                                  376,165             376,165
                                                                             ------------------  ------------------
                                                                                        497,083             485,395
Less accumulated depreciation                                                          (446,806)           (415,502)
                                                                             ------------------  ------------------

     Total Property & Equipment                                                          50,277              69,893
                                                                             ------------------  ------------------

Other Assets:
Intangible and other assets net of
amortization of $133,399 and $121,786
for 2006 and 2005, respectively                                                          21,438              33,051
                                                                             ------------------  ------------------

     Total Other Assets                                                                  21,438              33,051
                                                                             ------------------  ------------------

     TOTAL ASSETS                                                            $        1,199,935  $        1,734,007
                                                                             ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                  (Unaudited)
                                                                                 September 30,      December 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                                     $          191,004  $          196,574
Related party accounts payable                                                        1,109,050           1,102,577
Short-term notes payable                                                                273,044             268,560
Shareholders loans                                                                    1,018,483           1,417,513
Convertible Debentures                                                                2,043,702           2,043,702
                                                                             ------------------  ------------------

     Total Current Liabilities                                                        4,635,283           5,028,926
                                                                             ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   20,000 Series E shares issued and outstanding                                              2                   2
Common Stock - $0.0001 par value.
   250,000,000 shares authorized;
   45,048,299 issued and outstanding.                                                     4,505               4,505
Additional paid-in capital                                                           12,355,727          12,348,327
Cumulative Translation Adjustment                                                             -                   -
Unrealized Losses on available-for-sale securities                                   (1,062,852)         (1,069,924)
Retained deficit                                                                    (14,732,730)        (14,577,829)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                      (3,435,348)         (3,294,919)
                                                                             ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        1,199,935  $        1,734,007
                                                                             ==================  ==================








   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the three months ended              For the nine months ended
                                                           September 30,                          September 30,
                                                     2006                2005                2006               2005
                                               -----------------  ------------------  ------------------  -----------------
Revenues                                       $         385,966  $          307,303  $        1,065,149  $       1,006,646
Cost of Revenues                                         157,767             110,983             435,387            355,932
                                               -----------------  ------------------  ------------------  -----------------
Gross Margin                                             228,199             196,320             629,762            650,714
                                               -----------------  ------------------  ------------------  -----------------

Expenses
   Labor and Related Expenses                            101,563              86,567             288,979            257,981
   Rent                                                   61,254              45,614             160,524            140,099
   Depreciation and Amortization                          14,709              15,725              42,917             47,279
   Other General and Administrative                      118,771             111,818             303,887            328,651
                                               -----------------  ------------------  ------------------  -----------------
      Total Operating Expenses                           296,297             259,724             796,307            774,010
                                               -----------------  ------------------  ------------------  -----------------
Net Income (Loss) from Continuing
 Operations                                              (68,098)            (63,404)           (166,545)          (123,296)
                                               -----------------  ------------------  ------------------  -----------------

Other Income (Expense)
   Interest income                                         8,214               2,608              15,911              6,895
   Dividend income                                           815               1,393               3,053             12,773
   Interest expense                                      (11,936)            (62,920)            (46,955)          (165,720)
   Other miscelleaneous income                                                   500                                    500
   Gain (Loss) on sale of Marketable
      Securities                                          22,363              (6,945)             39,635            (40,239)
                                               -----------------  ------------------  ------------------  -----------------
Net Other Income (Expense)                                19,456             (65,364)             11,644           (185,791)
                                               -----------------  ------------------  ------------------  -----------------

Net Loss Before Income Taxes                   $         (48,642) $         (128,768) $         (154,901) $        (309,087)
Income Tax (Expense) Benefit                                   -                   -                   -                  -
                                               -----------------  ------------------  ------------------  -----------------

Net Loss                                       $         (48,642) $         (128,768) $         (154,901) $        (309,087)
                                               =================  ==================  ==================  =================

Basic Loss Per Common Share:                   $               -  $                -  $                -  $          (0.01)
                                               =================  ==================  ==================  =================

Weighted Average Common Shares                        45,048,299          45,048,299          45,048,299         45,048,299
                                               =================  ==================  ==================  =================





   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (154,901) $         (309,087)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       42,917              47,279
     (Gain) Loss on sale of marketable securities                                       (39,635)             40,239
     Decrease (Increase) in receivables                                                  (5,289)               (145)
     Decrease (Increase) in prepaid expense                                             (10,140)               (128)
     Increase in accrued interest payable                                                46,955             165,720
     Decrease in accounts payable and accrued liabilities                                (5,570)            (31,005)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (125,663)            (87,127)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Payments for purchases of marketable securities                                     (187,182)         (1,940,078)
   Proceeds from sale of marketable securities                                          822,198           1,044,358
   Purchase of property and equipment                                                   (11,688)             (1,600)
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                               623,328            (897,320)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   58,500              89,500
   Repayment of Shareholder Advances                                                   (500,000)           (700,000)
   Repayment of notes payable                                                                 -              (2,056)
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                              (441,500)           (612,556)
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                              56,165          (1,597,003)
Cash at beginning of period                                                             780,751           2,389,042
                                                                             ------------------  ------------------

Cash at End of Period                                                        $          836,916  $          792,039
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $            1,546  $            2,666
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing  and Financing Activities:
    Marketable Securities acquired through related party payables            $           29,600  $        1,884,400
    Marketable Securities acquired through contributed capital               $            7,400  $          471,100

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of September 30, 2006 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

         The Company has incurred a net loss for the nine months ended September 30, 2006 and 2005 of $154,901 and $309,087 respectively, and as of September 30, 2006 had a working capital deficit of $3,507,063. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

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

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 5,813,953 and 6,666,667 common shares as of September 30, 2006 and 2005, respectively. The effect of outstanding common stock equivalents are anti-dilutive for 2006 and 2005 and are thus not considered.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at September 30, 2006 and December 31, 2005 approximates their fair values due to the short-term nature of these financial instruments. The carrying values of marketable securities available for sale are based on quoted market prices.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)


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
                              =================  ==================  ==================


                                                 September 30, 2006
                              ---------------------------------------------------------
                                    Gross              Gross
                                 Unrealized          Unrealized             Fair
                                    Gain                Loss               Value
                              -----------------  ------------------  ------------------
Available-for-sale securities $           5,422  $           12,494  $          266,147
                              =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the nine months ended September 30, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                   For the Nine Months Ended
                                         September 30,
                                    2006                2005
                             ------------------  ------------------

Sale Proceeds                $          822,197  $        1,044,358
                             ==================  ==================

Gross Realized Losses        $            8,782  $           46,216
                             ==================  ==================

Gross Realized Gains         $           48,417  $            5,977
                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2006 and December 31, 2005. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2006 and 2005, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of September 30, 2006 and December 31, 2005, $1,018,483 and $1,417,513 in advances was due to these related parties.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $37,000 and $1,884,400, respectively, (based on quoted market prices) in exchange for accounts payable of $29,600 and $1,401,700, respectively, with the remainder being reported as contributed capital of $7,400 and $482,700, respectively. During the nine months ended September 30, 2006 and 2005, the Company has sold marketable securities for $822,197 and $1,044,358, respectively, and recorded a net gain on sale of $39,635 for 2006 and a net loss of $40,239 for 2005. As of September 30, 2006 and December 31, 2005, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $266,147 and $840,584, respectively. As of September 30, 2006 and December 31, 2005, related party accounts payable include $1,109,050 and $1,102,577, respectively, due to Berkshire Capital.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Continued)

NOTE 7 - CONVERTIBLE PREFERRED STOCK

         The Series E Convertible Preferred Stock carries the following rights and preferences;

         *        No dividends.
         * Convertible to common stock at the average closing bid price for the Company's common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 5,813,953 common shares at September 30, 2006)
         * Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
         * Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
         *        Entitled to  liquidation  preference at par value.
         * Is senior to all other share of preferred or common shares issued past, present and future.

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

RESULTS OF OPERATIONS - For the nine months ended September 30, 2006 and 2005, the Company had a net loss from operations of approximately $154,901 and $309,087 respectively.

Total Revenues - For the three months ended September 30, 2006 and 2005, the Company had total sales of approximately $386,000 and $307,000 respectively, for an increase of approximately $79,000. For the nine months ended September 30, 2006 and 2005, the Company had total sales of approximately $1,065,000 and $1,007,000 respectively, for an increase of approximately $58,000. Management believes this is a temporary decrease and that revenues will grow in the future as airport traffic increases.

Costs  and  Expenses  - Costs of  revenues,  which  include  the  costs of food, beverage, and kitchen supplies increased as a percentage of sales by approximately 5% and 6% for the three and nine months ended September 30, 2006 over 2005. This increase can be attributed to many factors, including, but not limited to increased food costs due to the addition of fuel surcharges on the delivery of goods, increased produce costs caused by weather conditions causing the loss of crops, dairy prices have increased 30-50% due to butterfat differentials and supply shortages, and other food items due to various conditions outside the control of the Company. The cost of labor, rent and other general and administrative costs, decreased 6% as a percentage of sales for the three months ended September 30, 2006 compared to the three months ended
September 30, 2005, and decreased 1% as a percentage of sales for the nine months ended September 30, 2006 over 2005. The decrease for the three months is mainly due to the spread of fixed costs over more revenues. Management expects this to continue as revenues increase. Depreciation and amortization expense decreased by approximately $1,016 and $4,362 for the three and nine months ended September 30, 2005 to 2006 due to certain fixed assets reaching the end of their estimated depreciable lives. Management expects depreciation and amortization to decline until the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2006, the Company has a working capital deficit of approximately $3,507,063. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

         During 2006 and 2005, the Company generated approximately $822,000 and $1,044,000 respectfully, cash from investing activities from the sale of marketable equity securities. As of September 30, 2006, the company owns marketable securities valued at approximately $266,000 with corresponding liabilities of approximately $1,109,000.

         During 2006 and 2005, the Company has used approximately $441,500 and $612,500 through repayment of short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for working capital.

         For the nine months ended September 30, 2006 operating activities used approximately $126,000 in cash flow. For the nine months ended September 30, 2005 operating activities used approximately $87,000 in cash flow.

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

(b)      Changes in Internal Controls

         Based on this evaluation as of September 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


         The Company did not file a report on Form 8-K during the period of this report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:     November 14, 2006    By:    /s/ Joseph Fiore
       ---------------------       ---------------------------------------------
                                   Joseph Fiore
                                   C.E.O., C.F.O., Chairman, Secretary, Director
                                   (Principal Executive & Accounting Officer)