Form 10KSB
period 2006-12-31
EAT AT JOES LTD
filed 2007-04-02
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2006

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.     $1,427,206
                                                                      ----------

         As of December 31, 2006, there were 45,048,299 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 6,024,096 common shares), par value $0.0001. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $635,287 computed at the average bid and asked price as of December 31, 2006.

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

  Transitional Small Business Disclosure Format (check one):  Yes [  ] ; NO [X]

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1.    Description of Business...........................................4

Item 2.    Description of Property...........................................7

Item 3.    Legal Proceedings.................................................8

Item 4.    Submission of Matters to a Vote of Security Holders...............8

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..........8

Item 6.    Management's Discussion and Analysis or Plan of Operations........9

Item 7.    Financial Statements.............................................13

Item 8.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................14

Item 8A.   Controls and Procedures..........................................14

Item 8B.   Other Information................................................14

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................15

Item 10.   Executive Compensation...........................................17

Item 11.   Security Ownership of Certain Beneficial Owners and Management...18

Item 12.   Certain Relationships and Related Transactions...................18

Item 13.   Exhibits and Reports on Form 8-K.................................20

Item 14.   Principal Accountant Fees and Services...........................21

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

OPERATING LOSSES

         The Company has incurred net losses from operations of approximately $202,000 and $200,000 for the years ended December 31, 2006 and December 31, 2005, respectively. Such operating losses reflect developmental and other administrative costs for 2006 and 2005. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

EMPLOYEES

         As of March 23, 2007, the Company had approximately 12 employees, none of whom is represented by a labor union.


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


         No matters were subject to a vote of security holders during the year 2006.


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


                 2005:                               High                Low

First Quarter                                    $   0.035           $   0.018
Second Quarter                                   $   0.025           $   0.015
Third Quarter                                    $   0.023           $   0.015
Fourth Quarter                                   $   0.020           $   0.011

                 2006:
First Quarter                                    $   0.020           $   0.015
Second Quarter                                   $   0.100           $   0.013
Third Quarter                                    $   0.025           $   0.015
Fourth Quarter                                   $   0.024           $   0.015

DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of December 31, 2006 was approximately 2,490.

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

RESULTS OF OPERATIONS - For the years ended December 31, 2006 and 2005, the Company had a net loss from operations of approximately $202,000 and $200,000 respectively.

Total Revenues - For the years ended December 31, 2006 and 2005, the Company had total sales of approximately $1,427,000 and $1,294,000 respectively, for an increase of approximately $133,000. Management believes revenues will continue to grow in the future as airport traffic increases.

Costs  and  Expenses  - Costs of  revenues,  which  include  the  costs of food, beverage, and kitchen supplies increased as a percentage of sales by approximately 4% from 2005 to 2006. This increase can be attributed to several factors, including, but not limited to increased food costs due to the addition of fuel costs and surcharges on the delivery of goods, increased produce costs caused by weather conditions causing loss of crops, dairy prices have increased 30-50% due to butterfat differentials and supply shortages and other food items due to various conditions outside the control of the company. The cost of labor, rent and other general and administrative costs, decreased 4% as a percentage of sales. Management expects this to increase as revenues increase. Depreciation and Amortization expense decreased by 1% of sales during 2006.

Management expects depreciation and amortization to continue to decline until the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2006, the Company has a working capital deficit of approximately $3,542,927. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

         During 2006 the Company used approximately $624,000 and during 2005 the Company generated approximately $927,000 respectfully, cash from investing activities from the purchase and sale of marketable equity securities. As of December 31, 2006, the company owns marketable securities valued at approximately $236,000 with corresponding liabilities of approximately $1,087,000.

         During 2006 and 2005, the Company has raised approximately $81,000 and $123,000 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for working capital. During 2006, the company repaid $500,000 of shareholder advances from past years. As of December 31, 2006, approximately $1,052,000 in advances was due to Joseph Fiore, C.E.O. of the Company.

         For the year ended December 31, 2006 and 2005, operating activities used approximately $139,000 and $102,000 in cash flow.

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

RECENTLY ENACTED AND PROPOSED REGULATORY CHANGES - Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

         In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

         In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expandsdisclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

         In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

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

                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                                THE EXCHANGE ACT



EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the name, age, and position of each executive officer and director of the Company:

DIRECTOR'S   NAME   AGE     OFFICE                                  TERM EXPIRES

Joseph Fiore        45      Chief Executive Officer,                    Next
                            Chief Financial Officer,                    Annual
                            Chairman of the Board of                    Meeting
                            Director/Secretary

James Mylock, Jr.   40      Director                                    Next
                                                                        Annual
                                                                        Meeting

Tim Matula          46      Director                                    Next
                                                                        Annual
                                                                        Meeting

Gino Naldini        55      President and Chief Operating               Next
                            Officer                                     Annual
                                                                        Meeting

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

                                                         # OF
NAME AND ADDRESS                    NATURE OF           SHARES
OF BENEFICIAL OWNERS                OWNERSHIP            OWNED           PERCENT
DIRECTORS

Joseph Fiore                        Common Stock       10,119,070 *         19%

All Executive Officers              Common Stock       11,366,933 **        22%
and Directors as a Group
  (5 persons)

* Includes 4,094,974 shares of common stock and 2 shares (convertible to 6,024,096 common shares) of Series E convertible preferred shares on an as if converted basis.

** Includes 5,342,837 shares of common stock and 2 shares (convertible to 6,024,096 common shares) of Series E convertible preferred shares on an as if converted basis.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         During 2006 and 2005, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of December 31, 2006 and 2005, $1,051,586 and $1,417,513 in advances was due to these related parties including interest at 6.00%.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During 2006 and 2005, the Company acquired marketable securities from a related party pursuant to this agreement. In accordance with the agreement the Company acquired marketable securities valued at $37,000 and $1,884,400, respectively, (based on quoted market prices) in exchange for accounts payable of $29,600 and $1,507,520, respectively, with the remainder being reported as contributed capital of $7,400 and $482,700, respectively. During 2006 and 2005, the Company has sold marketable securities for $822,729 and $1,809,548, respectively, and recorded a net loss on sale of $228,462 and $27,165 for 2005, respectively. As of December 31, 2006 and 2005, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $226,138 and $833,384, respectively and related party accounts payable include $1,087,068 and $1,102,577, respectively, due to Berkshire Capital.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.

         On September 1, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of locating merger candidates for twelve of the Company's wholly owned subsidiaries. Pursuant to which, on October 23, 2003, The Company entered into a Purchase Agreement with Offshore Creations, Inc. (A Nevada corporation) to sell the Company's wholly owned subsidiary E.A.J. Innerharbor. The Company received 1,200,000 (approximately 3%) of restricted stock of the corporation surving the merger of Offshore Creations, Inc. and E.A.J. Innerharbor, Inc. This transaction was accounted for by recording a $1,200 investment in marketable securities and a corresponding gain on sale of $1,200. As of December 31, 2006 these share have a fair market value of $8,400. As of December 31, 2006 no additional subsidiaries have been sold.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.

1.       FINANCIAL STATEMENTS                                              PAGE

Report of Independent Registered  Public Accountants........................F-1

Consolidated Balance Sheets,
    December 31, 2006 and 2005..............................................F-3

Consolidated Statements of Operations,
    For The Years Ended December 31, 2006 and 2005..........................F-5

Consolidated Statement of Changes in Stockholders' Equity
    and Comprehensive Income,
    For The Years Ended December 31, 2006 and 2005..........................F-6

Consolidated Statements of Cash Flows, For The Years Ended
    December 31, 2006 and 2005..............................................F-7

Notes to Consolidated Financial Statements..................................F-8

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

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2006 and 2005:


           Service                    2006                   2005
------------------------------ ------------------     ------------------
Audit Fees                     $           19,405     $           24,747
Audit-Related Fees                              -                      -
Tax Fees                                    1,153                  1,553
All Other Fees                                  -                      -
                               ------------------     ------------------
Total                          $           20,558     $           26,300
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by- case basis.

         The Audit Committee pre-approved 100% of the Company's 2006 audit fees, audit- related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES


                                      - : -

                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT

                           DECEMBER 31, 2006 AND 2005

                                TABLE OF CONTENTS


Report of Independent Registered  Public Accountants.........................F-1

Consolidated Balance Sheets,
    December 31, 2006 and 2005...............................................F-3

Consolidated Statements of Operations,
    For The Years Ended December 31, 2006 and 2005...........................F-5

Consolidated Statement of Changes in Stockholders' Equity
    and Comprehensive Income,
    For The Years Ended December 31, 2006 and 2005.................. ........F-6

Consolidated Statements of Cash Flows, For The Years Ended
    December 31, 2006 and 2005...............................................F-7

Notes to Consolidated Financial Statements...................................F-8

ROBISON, HILL & CO.                                 CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
                                                    Brent M. Davies, CPA
                                                    David O. Seal, CPA
                                                    W. Dale Westenskow, CPA
                                                    Barry D. Loveless, CPA
                                                    Stephen M. Halley, CPA



               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Eat At Joe's Ltd.

We have audited the accompanying consolidated balance sheets of Eat At Joe's Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2006, and
2005 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe's Ltd., and subsidiaries as of December 31, 2006, and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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




                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 19, 2007

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005




                                               2006                2005
                                        ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents               $          846,062  $          780,751
Receivables                                          2,898               2,222
Inventory                                            6,900               6,900
Prepaid expense                                     10,055                 606
Marketable Securities                              234,538             840,584
                                        ------------------  ------------------

     Total Current Assets                        1,100,453           1,631,063
                                        ------------------  ------------------

Property and equipment:
Equipment                                          116,954             105,266
Furniture & Fixtures                                 3,964               3,964
Leasehold improvements                             376,165             376,165
                                        ------------------  ------------------
                                                   497,083             485,395
Less accumulated depreciation                     (458,770)           (415,502)
                                        ------------------  ------------------

     Total Property & Equipment                     38,313              69,893
                                        ------------------  ------------------

Other Assets:
Intangible and other assets net of
amortization of $137,270 and $121,786
for 2006 and 2005, respectively                     17,567              33,051
                                        ------------------  ------------------

     Total Other Assets                             17,567              33,051
                                        ------------------  ------------------

     TOTAL ASSETS                       $        1,156,333  $        1,734,007
                                        ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005
                                   (Continued)




                                                                2006                2005
                                                         ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                 $          186,440  $          196,574
Related party accounts payable                                    1,087,068           1,102,577
Short-term notes payable                                            274,585             268,560
Shareholders loans                                                1,051,585           1,417,513
Convertible Debentures                                            2,043,702           2,043,702
                                                         ------------------  ------------------

     Total Current Liabilities                                    4,643,380           5,028,926
                                                         ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   20,000 Series E shares issued and outstanding                          2                   2
Common Stock - $0.0001 par value.
   250,000,000 shares authorized;
   45,048,299 issued and outstanding.                                 4,505               4,505
Additional paid-in capital                                       12,355,727          12,348,327
Unrealized Losses on available-for-sale securities                 (803,850)         (1,069,924)
Retained deficit                                                (15,043,431)        (14,577,829)
                                                         ------------------  ------------------

     Total Stockholders' Equity                                  (3,487,047)         (3,294,919)
                                                         ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $        1,156,333  $        1,734,007
                                                         ==================  ==================




   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005

                                                       2006                2005
                                                ------------------  ------------------
Revenues                                        $        1,427,206  $        1,293,804
Cost of Revenues                                           583,869             479,985
                                                ------------------  ------------------
Gross Margin                                               843,337             813,819
                                                ------------------  ------------------

Expenses
   Labor and Related Expenses                              385,971             336,322
   Rent                                                    204,893             184,442
   Depreciation and Amortization                            58,752              62,105
   Other General and Administrative                        396,124             431,317
                                                ------------------  ------------------
      Total Operating Expenses                           1,045,740           1,014,186
                                                ------------------  ------------------

Net Loss from Continuing Operations                       (202,403)           (200,367)
                                                ------------------  ------------------

Other Income (Expense)
   Interest income                                          23,887               9,705
   Dividend income                                           3,104              14,276
   Interest expense                                        (59,298)           (223,668)
   Other Income                                                  -                 500
   Gain (Loss) on sale of Marketable Securities           (228,462)            (27,165)
                                                ------------------  ------------------
Net Other Income (Expense)                                (260,769)           (226,352)
                                                ------------------  ------------------

Net Loss Before Income Taxes                              (463,172)           (426,719)
Income Tax (Expense) Benefit                                (2,430)             (1,631)
                                                ------------------  ------------------

Net Loss                                        $         (465,602) $         (428,350)
                                                ==================  ==================

Basic Loss Per Common Share:                    $            (0.01) $            (0.01)
                                                ==================  ==================

Weighted Average Number of Common Shares                45,048,299          45,048,299
                                                ==================  ==================









   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2006, AND 2005


                                                                             Additional  Unrealized
                                  Preferred Stock        Common Stock          Paid-in   Gains(Loses)    Retained
                                 ------------------ -----------------------
                                  Shares    Amount     Shares      Amount      Capital  on Securities     Deficit         Total
                                 ------- ---------- ------------ ---------- ------------ ------------  ------------   --------------
Balance at January 1, 2005        20,000 $        2   45,048,299 $    4,505 $ 11,865,627 $   (408,382) $14,149,479)   $  (2,687,727)

Contributed Capital                    -          -            -          -      482,700            -            -         482,700
Net Loss                               -          -            -          -            -            -     (428,350)       (428,350)
Unrealized Loss on
   available-for-sale securities       -          -            -          -            -     (661,542)           -        (661,542)
                                 ------- ---------- ------------ ---------- ------------ ------------  ------------   --------------
Total Comprehensive Loss               -          -            -          -            -     (661,542)     (428,350)    (1,089,892)
                                 ------- ---------- ------------ ---------- ------------ ------------  ------------   --------------

Balance at December 31, 2005      20,000          2   45,048,299      4,505   12,348,327   (1,069,924)  (14,577,829)    (3,294,919)

Contributed Capital                    -          -            -          -        7,400            -             -          7,400
Net Loss                               -          -            -          -            -            -      (465,602)      (465,602)
Unrealized Gain (Loss) on
   available-for-sale securities       -          -            -          -            -      266,074            -         266,074
                                 ------- ---------- ------------ ---------- ------------ ------------  ------------   --------------
Total Comprehensive Loss               -          -            -          -            -      266,074      (465,602)      (199,528)
                                 ------- ---------- ------------ ---------- ------------ ------------  ------------   --------------

$alance at December 31, 2006      20,000 $        2   45,048,299 $    4,505 $ 12,355,727 $   (803,850) $(15,043,431)  $  (3,487,047)
                                 ======= ========== ============ ========== ============ ============  =============  ==============


   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005


                                                                                    2006                2005
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $         (465,602) $         (428,350)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and Amortization                                                       58,752              62,105
     (Gain) Loss on sale of marketable securities                                       228,462              27,165
     Decrease (Increase) in Receivables                                                    (675)              6,963
     Decrease (Increase) in Inventory                                                         -                 600
     Decrease (Increase) in prepaid expense                                              (9,449)              9,955
     Increase (Decrease) in accrued interest payable                                     59,298             223,668
     Increase (Decrease) in accounts payable & accrued liabilities                      (10,134)             (4,272)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                    (139,348)           (102,166)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Purchase of marketable securities                                                   (187,182)         (2,734,516)
   Proceeds from sale of marketable securities                                          822,729           1,809,548
   Purchase of property and equipment                                                   (11,688)             (1,601)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Investing Activities                                     623,859            (926,569)
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   80,800             122,500
   Repayments of notes and advances                                                    (500,000)           (700,000)
   Repayments of short-term notes payable                                                     -              (2,056)
                                                                             ------------------  ------------------
Net Cash Provided by Financing Activities                                              (419,200)           (579,556)
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                              65,311          (1,608,291)
Cash at beginning of period                                                             780,751           2,389,042
                                                                             ------------------  ------------------
Cash at End of Period                                                        $          846,062  $          780,751
                                                                             ==================  ==================

Supplemental Disclosure of
Interest and Income Taxes Paid
   Interest paid during the period                                           $           65,386  $           26,336
                                                                             ==================  ==================
   Income taxes paid during the period                                       $            1,631  $            1,441
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing
 and Financing Activities
    Marketable Securities acquired through related party payables            $           29,600  $        1,884,400
    Marketable Securities acquired through contributed capital                            7,400             482,700

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005


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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

         The Company has incurred a net loss for the years ended December 31, 2006 and 2005 of $465,602 and $428,350, respectively, and the Company used cash of $139,348 and $102,166 in operating activities for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had a working capital deficit of $3,542,927. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Nature of Business

         The Company is developing, owns and operates a theme restaurant styled in an "American Diner" atmosphere.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005
                                   (Continued)

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
                  Leasehold improvements                      8-15 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income. Depreciation expense for the years ended December 31, 2006 and 2005, was $43,268 and $46,622, respectively.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Amortization

         Intangible assets consist of a trademark registered with the United States of America Patent and Trademark Office with a registration No. 1575696. Intangible assets are amortized over their estimated useful life of 10 years. Amortization expense for the years ended December 31, 2006 and 2005 was $15,484 and $15,484, respectively.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards

         In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

         In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expandsdisclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

         In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share (Continued)

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 6,024,096 and 5,681,818 common shares as of December 31, 2006 and 2005, respectively. The effect of outstanding common stock equivalents are anti-dilutive for 2006 and 2005 and are thus not considered.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables and accounts payable, accrued liabilities and short term notes and loans at December 31, 2006 and 2005 approximates their fair values due to the short-term nature of these financial instruments. The carrying values of marketable securities available for sale are based on quoted market prices.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005
                                   (Continued)


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
                                =================  ==================  ==================


                                                    December 31, 2006
                                ---------------------------------------------------------
                                      Gross              Gross
                                   Unrealized          Unrealized             Fair
                                      Gain                Loss               Value
                                -----------------  ------------------  ------------------
Available-for-sale securities   $               -  $          539,161  $          234,538
                                =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the years ended December 31, 2006 and 2005, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                       For the Year Ended
                                          December 31,
                                    2006                2005
                             ------------------  ------------------

Sale Proceeds                $          822,729  $        1,809,548
                             ==================  ==================

Gross Realized Losses        $          294,156  $           57,625
                             ==================  ==================

Gross Realized Gains         $           65,694  $           30,460
                             ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2006 and 2005. The notes are payable one year from the date of issuance together with interest of 6.00% to 6.50% A.P.R.

NOTE 3 - INCOME TAXES

         As of December 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,600,070 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

         The Company has the following tax assets:

                                     2006                2005
                              ------------------  ------------------
Net Operating Losses                   2,244,024           2,373,943
Depreciation and Other                   107,805              95,864
Valuation Allowance                   (2,351,829)         (2,469,807)
                              ------------------  ------------------
                                               -                   -
                              ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                2006                2005
                                           ----------------  ------------------
Provision (Benefit) at US Statutory Rate           (158,305)           (145,639)
Net Operating Losses                                210,094             318,887
Depreciation and Other                               66,189             132,284
Increase (Decrease) in Valuation Allowance         (117,978)           (305,532)
                                           ----------------  ------------------
                                                          -                   -
                                           ================  ==================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005
                                   (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2006 and 2005, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. As of December 31, 2006 and 2005, $1,051,586 and $1,417,513 in advances was due to these related parties including interest at 6.00%.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During 2006 and 2005, the Company acquired marketable securities from a related party pursuant to this agreement. In accordance with the agreement the Company acquired marketable securities valued at $37,000 and $1,884,400, respectively, (based on quoted market prices) in exchange for accounts payable of $29,600 and $1,507,520, respectively, with the remainder being reported as contributed capital of $7,400 and $482,700, respectively. During 2006 and 2005, the Company has sold marketable securities for $822,729 and $1,809,548, respectively, and recorded a net loss on sale of $228,462 and $27,165 for 2005, respectively. As of December 31, 2006 and 2005, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $226,138 and $833,384, respectively and related party accounts payable include $1,087,068 and $1,102,577, respectively, due to Berkshire Capital.

         On August 8, 2003, the Board of Directors resolved to issue 20,000 shares of Series E Convertible Preferred Stock with a par value of $0.0001 per share to Joseph Fiore as payment for a $100,000 advance to the company.

         On September 1, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of locating merger candidates for twelve of the Company's wholly owned subsidiaries. Pursuant to which, on October 23, 2003, The Company entered into a Purchase Agreement with Offshore Creations, Inc. (A Nevada corporation) to sell the Company's wholly owned subsidiary E.A.J. Innerharbor. The Company received 1,200,000 (approximately 3%) of restricted stock of the corporation surving the merger of Offshore Creations, Inc. and E.A.J. Innerharbor, Inc. This transaction was accounted for by recording a $1,200 investment in marketable securities and a corresponding gain on sale of $1,200. As of December 31, 2006 these share have a fair market value of $8,400. As of December 31, 2006 no additional subsidiaries have been sold.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005
                                   (Continued)

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

         The minimum future lease payments under these leases for the next five years are:


     Year Ended December 31,                                  Real Property
---------------------------------                           -----------------
      2007                                                  $          28,332
      2008                                                                  -
      2009                                                                  -
      2010                                                                  -
      2011                                                                  -
                                                            -----------------

      Total five year minimum lease payments                $          28,332
                                                            =================

         The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006, AND 2005
                                   (Continued)

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

         *        No dividends.
         * Convertible to common stock at the average closing bid price for the Company's common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 6,024,096 common shares at December 31, 2006)
         * Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
         * Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares. * Entitled to liquidation preference at par value. * Is senior to all other share of preferred or common shares issued past, present and future.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                EAT AT JOE'S LTD.

Dated: March 30, 2007

By  /S/     Joseph Fiore
Joseph Fiore,
C.E.O., C.F.O., Chairman, Secretary, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2007.

Signatures                                  Title

/S/     Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive, Financial
and Accounting Officer)

/S/     James Mylock, Jr.
James Mylock, Jr.
Director

/S/     Tim Matula
Tim Matula        Director

/S/ Gino Naldini
Gino Naldini      President, Chief Operating Officer