Form 10QSB
period 2007-06-30
EAT AT JOES LTD
filed 2007-08-14
CIK 829325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2007
                                                 ----------------

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

                                 (914) 725-2700
                            Issuer's telephone number

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of June 30, 2007, there were 90,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 6,666,667 common shares), par value $0.0001.

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ----

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           (Unaudited)
                                             June 30,          December 31,
                                               2007                2006
                                        ------------------  ------------------
ASSETS
Current Assets:
Cash and cash equivalents               $        1,216,821  $          846,062
Receivables                                          6,927               2,898
Inventory                                            6,900               6,900
Prepaid expense                                     10,055              10,055
Marketable Securities                              804,643             234,538
                                        ------------------  ------------------

     Total Current Assets                        2,045,346           1,100,453
                                        ------------------  ------------------

Property and equipment:
Equipment                                          118,503             116,954
Furniture & Fixtures                                 3,964               3,964
Leasehold improvements                             381,133             376,165
                                        ------------------  ------------------
                                                   503,600             497,083
Less accumulated depreciation                     (478,785)           (458,770)
                                        ------------------  ------------------

     Total Property & Equipment                     24,815              38,313
                                        ------------------  ------------------

Other Assets:
Intangible and other assets net of
amortization of $145,012 and $137,270
for 2007 and 2006, respectively                      9,825              17,567
                                        ------------------  ------------------

     Total Other Assets                              9,825              17,567
                                        ------------------  ------------------

     TOTAL ASSETS                       $        2,079,986  $        1,156,333
                                        ==================  ==================

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                             (Unaudited)
                                                              June 30,           December 31,
                                                                 2007                2006
                                                          ------------------  ------------------
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities                  $          181,526  $          186,440
Related party accounts payable                                     1,197,416           1,087,068
Short-term notes payable                                             277,739             274,585
Related Party Notes Payable                                        1,325,684           1,051,585
Convertible Debentures                                             2,043,702           2,043,702
                                                          ------------------  ------------------

     Total Current Liabilities                                     5,026,067           4,643,380
                                                          ------------------  ------------------

STOCKHOLDERS EQUITY Preferred stock - $0.0001 par value.
   10,000,000 shares authorized;
   20,000 Series E shares issued and outstanding                           2                   2
Common Stock - $0.0001 par value.
   250,000,000 shares authorized;
   90,577,710 issued and outstanding.                                  9,058               4,505
Additional paid-in capital                                        13,059,114          12,355,727
Cumulative Translation Adjustment                                          -                   -
Unrealized Losses on available-for-sale securities                  (940,485)           (803,850)
Retained deficit                                                 (15,073,770)        (15,043,431)
                                                          ------------------  ------------------

     Total Stockholders' Equity                                   (2,946,081)         (3,487,047)
                                                          ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $        2,079,986  $        1,156,333
                                                          ==================  ==================








   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the three months ended              For the six months ended
                                                             June 30,                               June 30,
                                                     2007                2006                2007               2006
                                               -----------------  ------------------  ------------------  -----------------
Revenues                                       $         379,804  $          378,194  $          723,412  $         679,183
Cost of Revenues                                         165,217             152,532             313,417            277,620
                                               -----------------  ------------------  ------------------  -----------------
Gross Margin                                             214,587             225,662             409,995            401,563
                                               -----------------  ------------------  ------------------  -----------------

Expenses
   Labor and Related Expenses                            110,073             100,943             213,810            187,416
   Rent                                                   60,873              56,867             105,615             99,270
   Depreciation and Amortization                          14,049              14,104              27,757             28,208
   Other General and Administrative                      112,732             113,323             177,423            185,116
                                               -----------------  ------------------  ------------------  -----------------
      Total Operating Expenses                           297,727             285,237             524,605            500,010
                                               -----------------  ------------------  ------------------  -----------------
Net Income (Loss) from Continuing
 Operations                                              (83,140)            (59,575)           (114,610)           (98,447)
                                               -----------------  ------------------  ------------------  -----------------

Other Income (Expense)
   Interest income                                         9,051               4,325              17,306              7,697
   Dividend income                                           166                 798                 245              2,238
   Interest expense                                      (14,886)            (16,730)            (27,752)           (35,019)
   Gain (Loss) on sale of Marketable
      Securities                                          62,379               1,821              94,472             17,272
                                               -----------------  ------------------  ------------------  -----------------
Net Other Income (Expense)                                56,710              (9,786)             84,271  (7,812)
                                               -----------------  ------------------  ------------------  -----------------

Net Loss Before Income Taxes                   $         (26,430) $          (69,361) $          (30,339) $        (106,259)
Income Tax (Expense) Benefit                                   -                   -                   -                  -
                                               -----------------  ------------------  ------------------  -----------------

Net Loss                                       $         (26,430) $          (69,361) $          (30,339) $        (106,259)
                                               =================  ==================  ==================  =================

Basic Loss Per Common Share:                   $               -  $                -  $                -  $               -
                                               =================  ==================  ==================  =================

Weighted Average Common Shares                        67,813,005          48,048,299          56,367,766         45,048,299
                                               =================  ==================  ==================  =================





   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the six months ended
                                                                                            June 30,
                                                                                    2007                2006
                                                                             ------------------  ------------------
Cash Flows From Operating Activities
   Net loss for the period                                                   $          (30,339) $         (106,259)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
     Depreciation and amortization                                                       27,757              28,208
     (Gain) Loss on sale of marketable securities                                       (94,472)            (17,272)
     Increase in deposits                                                                     -              (2,400)
     Decrease (Increase) in receivables                                                  (4,029)             (2,280)
     Decrease (Increase) in prepaid expense                                                                 (10,140)
     Increase in accrued interest payable                                                27,752              35,019
     Decrease in accounts payable and accrued liabilities                                (4,914)             (8,942)
                                                                             ------------------  ------------------
Net Cash Provided by (Used in) Operating Activities                                     (78,245)            (84,066)
                                                                             ------------------  ------------------

Cash Flows From Investing Activities
   Payments for purchases of marketable securities                                     (207,085)           (187,182)
   Proceeds from sale of marketable securities                                          623,106             770,437
   Purchase of property and equipment                                                    (6,517)                  0
                                                                             ------------------  ------------------
Net Cash Provided by Investing Activities                                               409,504             583,255
                                                                             ------------------  ------------------

Cash Flows From Financing Activities
   Advances from majority stockholders                                                   39,500              43,500
   Repayment of Shareholder Advances                                                          -            (500,000)
   Repayment of notes payable                                                                 -                   -
                                                                             ------------------  ------------------

Net Cash Provided by Financing Activities                                                39,500            (456,500)
                                                                             ------------------  ------------------

Increase (Decrease) in Cash                                                             370,759              42,689
Cash at beginning of period                                                             846,062             780,751
                                                                             ------------------  ------------------
Cash at End of Period                                                        $        1,216,821  $          823,440
                                                                             ==================  ==================


Supplemental Disclosure of Interest and Income Taxes Paid
   Interest paid during the period                                           $                -  $                -
                                                                             ==================  ==================
   Income taxes paid during the period                                       $            3,079  $            1,546
                                                                             ==================  ==================

Supplemental Disclosure of Non-cash Investing  and Financing Activities:
    Marketable Securities acquired through related party notes               $          210,000  $                -
    Marketable Securities acquired through related party payables            $          100,000  $           29,600
    Marketable Securities acquired through contributed capital               $           25,000  $            7,400
    Common Stock issued for related party payables                           $          682,941  $                -

   The accompanying notes are an integral part of these financial statements.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Eat At Joe's, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of June 30, 2007 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

         The Company has incurred a net loss for the six months ended June 30, 2007 and 2006 of $30,339 and $106,259 respectively, and as of June 30, 2007 had a working capital deficit of $2,980,721. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Continued)

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

                  Furniture & Fixtures                        5-10 years
                  Equipment                                   5-7 years
                  Leasehold improvements                      8-15 years

         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Continued)

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Continued)

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

         Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 6,666,667 and 6,666,667 common shares as of June 30, 2007 and 2006, respectively. The effect of outstanding common stock equivalents are anti-dilutive for 2007 and 2006 and are thus not considered.

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

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006 approximates their fair values due to the short-term nature of these financial instruments. The carrying values of marketable securities available for sale are based on quoted market prices.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Continued)


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
                               =================  ==================  ==================


                                                     June 30, 2007
                               ---------------------------------------------------------
                                     Gross              Gross
                                  Unrealized          Unrealized             Fair
                                     Gain                Loss               Value
                               -----------------  ------------------  ------------------
Available-for-sale securities  $         206,850  $        1,255,735  $          804,643
                               =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the six months ended June 30, 2007 and 2006, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:


                                For the Six Months Ended
                                        June 30,
                                2007                2006
                         ------------------  ------------------

Sale Proceeds            $          623,106  $          770,437
                         ==================  ==================

Gross Realized Losses    $            4,921  $           10,475
                         ==================  ==================

Gross Realized Gains     $           99,393  $           27,747
                         ==================  ==================

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Continued)


NOTE 2 - SHORT-TERM NOTES PAYABLE

         Short-Term Notes Payable consist of loans from unrelated entities as of June 30, 2007 and December 31, 2006. The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

         The Company has the following tax assets:

                           December 31,        December 31,
                               2006                2005
                        ------------------  ------------------
Net Operating Losses    $        2,244,024  $        2,373,943
Other                              107,805              95,864
Valuation Allowance             (2,351,829)         (2,469,807)
                        ------------------  ------------------
                        $                -  $                -
                        ==================  ==================

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                              December 31,      December 31,
                                                  2006              2005
                                           ------------------  ----------------
Provision (Benefit) at US Statutory Rate   $         (158,305) $       (145,639)
Net Operating Losses                                  210,094           318,887
Other                                                  66,189           132,284
Increase (Decrease) in Valuation Allowance           (117,978)         (305,532)
                                           ------------------  ----------------
                                           $                -  $              -
                                           ==================  ================

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

         During 2007 and 2006, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for period paid. As of June 30, 2007 and December 31, 2006, $1,325,684 and $1,051,585 (including accrued interest at 6%) in advances was due to these related parties.

         On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company's tax loss carry forward to sell Berkshire's acquired free trading stock in other public companies. During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company acquired marketable securities from a related party pursuant to a joint venture agreement. In accordance with the agreement the Company acquired marketable securities valued at $125,000 and $37,000, respectively, (based on quoted market prices) in exchange for accounts payable of $100,000 and $29,600, respectively, with the remainder being reported as contributed capital of $25,000 and $7,400, respectively. During the six months ended June 30, 2007 and 2006, the Company has sold marketable securities for $623,106 and $770,437, respectively, and recorded a net gain on sale of $94,472 and $17,272 for 2006. As of June 30, 2007 and December 31, 2006, the remaining securities are recorded in the accompanying Balance Sheets at their quoted market value of $804,643 and $234,538, respectively. As of June 30, 2007 and December 31, 2006, related party accounts payable include $1,197,416 and $1,087,068, respectively, due to Berkshire Capital.

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

         On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Continued)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

         On May 16, 2007, 45,529,411 restricted shares of Eat at Joe's, LTD were issued by the Board of Directors to Berkshire Capital Management Co, Inc at $0.015 per share in satisfaction of $682,941.00 in related party accounts payable due to Berkshire Capital Management.

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

                       EAT AT JOE'S LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Continued)


NOTE 6 - CONVERTIBLE DEBENTURES (Continued)

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

         *        No dividends.
         * Convertible to common stock at the average closing bid price for the Company's common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 6,666,667 common shares at June 30, 2007)
         * Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
         * Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
         *        Entitled to  liquidation  preference at par value.
         * Is senior to all other share of preferred or common shares issued past, present and future.

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

RESULTS OF OPERATIONS - For the six months ended June 30, 2007 and 2006, the Company had a net loss from operations of approximately $30,339 and $106,259 respectively.

Total Revenues - For the three months ended June 30, 2007 and 2006, the Company had total sales of approximately $380,000 and $378,000 respectively, for an increase of approximately $2,000. For the six months ended June 30, 2007 and 2006, the Company had total sales of approximately $723,000 and $679,000 respectively, for an increase of approximately $44,000. Management believes that revenues will grow in the future as airport traffic increases.

Costs  and  Expenses  - Costs of  revenues,  which  include  the  costs of food,
beverage,   and  kitchen  supplies   increased  as  a  percentage  of  sales  by
approximately 4% and 2% for the three and six months ended June 30, 2007 over 2006. This increase can be attributed to many factors, including, but not limited to increased food costs due to the addition of fuel surcharges on the delivery of goods, increased produce costs caused by weather conditions causing the loss of crops, dairy prices have increased 30-50% due to butterfat differentials and supply shortages, and other food items due to various conditions outside the control of the Company. The cost of labor, rent and other general and administrative costs, increased 3% as a percentage of sales for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and remained the same as a percentage of sales for the six months ended June 30, 2007 over 2006. Depreciation and amortization expense decreased by approximately $55 and $451 for the three and six months ended June 30, 2006 to 2007 due to certain fixed assets reaching the end of their estimated depreciable lives. Management expects depreciation and amortization to decline until the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2007, the Company has a working capital deficit of approximately $2,980,721. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

         During 2007 and 2006, the Company generated approximately $416,000 and $583,00 respectfully, cash from investing activities from the sale of marketable equity securities. As of June 30, 2007, the company owns marketable securities valued at $804,643 with corresponding liabilities of $1,197,416.

         The Company has raised  approximately  $39,500 and $43,500  during 2007
and  2006  through   short-term   notes   payable  and  advances  from  Majority
stockholders. The net proceeds to the Company were used for working capital.

         During 2006, the Company repaid $500,000 of short-term notes payable and advances from majority stockholders.

         For the six months ended June 30, 2007 and 2006, operating activities used approximately $78,000 and $84,000 in cash .

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

(b)      Changes in Internal Controls

         Based on this evaluation as of June 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         On May 16, 2007, 45,529,411 restricted shares of Eat at Joe's, LTD were issued by the Board of Directors to Berkshire Capital Management Co, Inc at $0.015 per share in satisfaction of $682,941.00 in related party accounts payable due to Berkshire Capital Management.

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


         The Company did not file a report on Form 8-K during 2nd quarter 2007.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EAT AT JOE'S LTD.
                                  (Registrant)





DATE:  August 14, 2007        By:    /s/ Joseph Fiore
       ---------------        --------------------------------------------------
                              Joseph Fiore
                              C.E.O., C.F.O., Chairman, Secretary, Director
                              (Principal Executive & Accounting Officer)