Form 10QSB
period 2007-09-30
EAT AT JOES LTD
filed 2007-11-14
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

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

(914) 725-2700
Issuer's telephone number

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2007, there were 90,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 7,692,308 common shares), par value $0.0001.

Transitional Small Business Disclosure Format (check one).
Yes ☐;  No ☒

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,400,015	$846,062
Receivables	10,905	2,898
Inventory	6,900	6,900
Prepaid expense	10,055	10,055
Marketable Securities	634,084	234,538

Total Current Assets	2,061,959	1,100,453

Property and equipment:
Equipment	118,503	116,954
Furniture & Fixtures	3,964	3,964
Leasehold improvements	381,133	376,165
	503,600	497,083
Less accumulated depreciation	(486,031)	(458,770)

Total Property & Equipment	17,569	38,313

Other Assets:
Intangible and other assets net of
amortization of $148,883 and $137,270
for 2007 and 2006, respectively	5,954	17,567

Total Other Assets	5,954	17,567

TOTAL ASSETS	$2,085,482	$1,156,333

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	September 30,	December 31,
	2007	2006
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$172,179	$186,440
Related party accounts payable	414,936	1,087,068
Short-term notes payable	279,352	274,585
Related Party Notes Payable	2,173,706	1,051,585
Convertible Debentures	2,043,702	2,043,702

Total Current Liabilities	5,083,875	4,643,380

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
90,577,710 issued and outstanding.	9,058	4,505
Additional paid-in capital	13,034,115	12,355,727
Cumulative Translation Adjustment	-	-
Unrealized Losses on available-for-sale securities	(1,154,277)	(803,850)
Retained deficit	(14,887,291)	(15,043,431)

Total Stockholders’ Equity	(2,998,393)	(3,487,047)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,085,482	$1,156,333

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$373,059	$385,966	$1,096,471	$1,065,149
Cost of Revenues	166,418	157,767	479,835	435,387
Gross Margin	206,641	228,199	616,636	629,762

Expenses
Labor and Related Expenses	110,771	101,563	324,581	288,979
Rent	44,933	61,254	150,548	160,524
Depreciation and Amortization	11,117	14,709	38,874	42,917
Other General and Administrative	74,902	118,771	252,325	303,887
Total Operating Expenses	241,723	296,297	766,328	796,307
Net Loss from Continuing
Operations	(35,082)	(68,098)	(149,692)	(166,545)

Other Income (Expense)
Interest income	11,097	8,214	28,403	15,911
Dividend income	1,066	815	1,311	3,053
Interest expense	(26,136)	(11,936)	(53,888)	(46,955)
Gain on sale of Marketable
Securities	235,534	22,363	330,006	39,635
Net Other Income (Expense)	221,561	19,456	305,832	11,644

Net Income (Loss) Before Taxes	$186,479	$(48,642)	$156,140	$(154,901)
Income Tax Expense	-	-	-	-

Net Income (Loss)	$186,479	$(48,642)	$156,140	$(154,901)

Earnings (Loss) Per Common Share:
Basic and Diluted	$-	$-	$-	$-

Weighted Average Common Shares
Basic	90,577,710	45,048,299	67,896,392	45,048,299
Diluted	98,270,018	50,862,252	75,588,700	50,862,252

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2007	2006
Cash Flows From Operating Activities
Net gain (loss) for the period	$156,140	$(154,901)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	38,874	42,917
(Gain) Loss on sale of marketable securities	(330,006)	(39,635)
Decrease (Increase) in receivables	(8,007)	(5,289)
Decrease (Increase) in prepaid expense	-	(10,140)
Increase in accrued interest payable	53,888	46,955
Decrease in accounts payable and accrued liabilities	(14,261)	(5,570)
Net Cash Used in Operating Activities	(103,372)	(125,663)

Cash Flows From Investing Activities
Purchases of marketable securities	(287,085)	(187,182)
Proceeds from sale of marketable securities	892,927	822,198
Purchase of property and equipment	(6,517)	(11,688)
Net Cash Provided by Investing Activities	599,325	623,328

Cash Flows From Financing Activities
Proceeds from Related Party Notes Payable	58,000	58,500
Repayment of Shareholder Advances	-	(500,000)

Net Cash Provided by Financing Activities	58,000	(441,500)

Increase in Cash	553,953	56,165
Cash at beginning of period	846,062	780,751
Cash at End of Period	$1,400,015	$836,916

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$3,079	$1,546

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable Securities acquired through related party notes	$1,015,000	$-
Marketable Securities acquired through related party payables	$0	$29,600
Marketable Securities acquired through contributed capital	$0	$7,400
Common Stock issued for related party payables	$682,941	$-

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of September 30, 2007 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred a net gain for the nine months ended September 30, 2007 and 2006 of $156,140 and a net loss of $154,901 respectively, and as of September 30, 2007 had a working capital deficit of $3,021,916.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Eat At Joe’s, LTD. And its wholly-owned subsidiaries, E.A.J. Hold, Inc., a Nevada corporation (“Hold”),  E.A.J. PHL Airport, Inc., a Pennsylvania corporation, E.A.J. Shoppes, Inc., a Nevada corporation, E.A.J. Cherry Hill, Inc., a Nevada corporation, E.A.J. Neshaminy, Inc., a Nevada corporation, E.A.J. PM, Inc., a Nevada corporation, E.A.J. Echelon, Inc., a Nevada corporation, E.A.J. Market East, Inc., a Nevada corporation, E.A.J. MO, Inc., a Nevada corporation, E.A.J. Syracuse, Inc., a Nevada corporation, E.A.J. Walnut Street, Inc., a Nevada corporation, E.A.J. Owings, Inc., a Nevada corporation, and 1398926 Ontario, Inc. and 1337855 Ontario, Inc., British Columbia corporations.  All significant intercompany accounts and transactions have been eliminated.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Amortization

Intangible assets consist of a trademark registered with the United States of America Patent and Trademark Office with a registration No. 1575696.  Intangible assets are amortized over their estimated useful life of 10 years.

The Company has adopted the Financial Accounting Standards Board SFAS No., 142,  “Goodwill and Other Intangible Assets.”  SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 7,692,308 and 5,813,953 common shares as of September 30, 2007 and 2006, respectively.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of marketable securities available for sale are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

Investments in securities are summarized as follows:

December 31, 2006
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Available-for-sale securities	$-	$539,161	$234,538

September 30, 2007
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Available-for-sale securities	$760	$1,155,037	$634,084

Realized Gains and losses are determined on the basis of specific identification.  During the  nine months ended September 30, 2007 and 2006, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

	For the Nine Months Ended
	September 30,
	2007	2006

Sale Proceeds	$892,927	$822,197

Gross Realized Losses	$73,543	$8,782

Gross Realized Gains	$403,549	$48,417

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Continued)

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2007 and December 31, 2006.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

The Company has the following tax assets:

	December 31,	December 31,
	2006	2005
Net Operating Losses	$2,244,024	$2,373,943
Other	107,805	95,864
Valuation Allowance	(2,351,829)	(2,469,807)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	December 31,	December 31,
	2006	2005
Provision (Benefit) at US Statutory Rate	$(158,305)	$(145,639)
Net Operating Losses	210,094	318,887
Other	66,189	132,284
Increase (Decrease) in Valuation Allowance	(117,978)	(305,532)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2007 and 2006, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for period paid.  As of September 30, 2007 and December 31, 2006,  $2,173,706 and $1,051,585 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company acquired marketable securities from a related party pursuant to a joint venture agreement.  In accordance with the agreement the Company acquired marketable securities valued at $0 and $37,000, respectively, (based on quoted market prices) in exchange for accounts payable of $0 and $29,600, respectively, with the remainder being reported as contributed capital of $0 and $7,400, respectively.  During the nine months ended September 30, 2007 and 2006, the Company has sold marketable securities acquired under this agreement for $102,949 and $822,197, respectively, and recorded a net gain on sale of $4,148 for 2007 and $39,636 for 2006.  As of September 30, 2007 and December 31, 2006, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $100,701 and $234,538, respectively.  As of September 30, 2007 and December 31, 2006, related party accounts payable include $414,936 and $1,087,068, respectively, due to Berkshire Capital.

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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.

On May 16, 2007, 45,529,411 restricted shares of Eat at Joe’s, LTD were issued by the Board of Directors to Berkshire Capital Management Co, Inc at $0.015 per share in satisfaction of $682,941.00 in related party accounts payable due to Berkshire Capital Management.

          On June 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.

          On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.

          On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.

           On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $ 55,000, carrying an interest rate of 6% A.P.R.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Continued)

NOTE 5 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a  lease dated April 30, 1997.  E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2007.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Real Property
2007	$28,332
2008	-
2009	-
2010	-
2011	-

Total five year minimum lease payments	$28,332

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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Continued)

NOTE 7 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 7,692,308 common shares at September 30, 2007)

*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

Item 2.Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations - For the nine months ended September 30, 2007, the Company had a net income of $156,140 composed of a loss from continuing operations of $149,692 and net other income of $305,832.  Net other income is primarily due to gains from the sale of marketable securities of $330,006.  For the nine months ended September 30, 2006, the Company had a net loss of $154,901 composed of a loss from continuing operations of $166,545 and net other income of $11,644.  Net other income is primarily due to gains from the sale of marketable securities of $39,635.

Total Revenues - For the three months ended September 30, 2007 and 2006, the Company had total sales of approximately $373,000 and $386,000 respectively, for a decrease of approximately $13,000.  For the nine months ended September 30, 2007 and 2006, the Company had total sales of  approximately $1,096,000 and $1,065,000 respectively, for an increase of approximately $31,000.  Management believes that revenues will grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased as a percentage of sales by approximately 4% and 3% for the three and nine months ended September 30, 2007 over 2006.  This increase can be attributed to many factors, including, but not limited to increased food costs due to the addition of fuel surcharges on the delivery of goods, increased produce costs caused by weather conditions causing the loss of crops, dairy prices have increased 30-50% due to butterfat differentials and supply shortages, and other food items due to various conditions outside the control of the Company.  The cost of labor, rent and other general and administrative costs, decreased 11% as a percentage of sales for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and decreased 5%  as a percentage of sales for the nine months ended September 30, 2007 over 2006.  Depreciation and amortization expense decreased by approximately $3,600 and $4,000 for the three and nine months ended September 30, 2006 to 2007, respectively, due to certain fixed assets reaching the end of their estimated depreciable lives.  Management expects depreciation and amortization to decline  until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company has a working capital deficit of approximately $3,021,916.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During 2007 and 2006, the Company generated approximately $599,000 and $623,00 respectfully, cash from investing activities from the sale of marketable equity securities.  As of September 30, 2007, the company owns marketable securities valued at $634,084 with corresponding liabilities of $1,440,595 made up of related party accounts payable of $414,936 and related party notes payable of $1,025,659 ($1,015,000 plus accrued interest of $10,659).

The Company has raised approximately $58,000 and $58,500 during 2007 and 2006 through short-term notes payable and advances from Majority stockholders.  The net proceeds to the Company were used for working capital.

During 2006, the Company repaid $500,000 of short-term notes payable and advances from majority stockholders.

On May 16, 2007, 45,529,411 restricted shares of Eat at Joe’s, LTD were issued by the Board of Directors to Berkshire Capital Management Co, Inc at $0.015 per share in satisfaction of $682,941.00 in related party accounts payable due to Berkshire Capital Management.

For the nine months ended September 30, 2007 and 2006, operating activities used approximately $103,000 and $126,000 in cash .

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

Based on this evaluation as of September 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company did not file a report on Form 8-K during 3rd quarter 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 EAT AT JOE'S LTD.
(Registrant)

DATE:     November 14, 2007                                             By:    /s/ Joseph Fiore
                                Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive & Accounting Officer)