Form 10KSB
period 2007-12-31
EAT AT JOES LTD
filed 2008-03-31
CIK 829325

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended:  December 31, 2007

or

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ To __________

Commission file number 33-20111

Eat at Joe's Ltd.
(Name of small business issuer in its charter)

Delaware	75-2636283
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

670 White Plains Road, Suite 120, Scarsdale, New York	10583
(Address of principal executive offices)	(Zip code)

Issuer's telephone number  (914) 725-2700

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

State issuer's revenues for its most recent fiscal year.	$1,429,689

As of December 31, 2007, there were 90,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 8,333,333 common shares), par value $0.0001.  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $476,466 computed at the average bid and asked price as of December 31, 2007.

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

PART I

ITEM 1   DESCRIPTION OF BUSINESS

General

The business of Eat at Joe’s, Ltd. ( the “Company”) is to develop, own and operate theme restaurants called “Eat at Joe’s (R).”  The theme for the restaurants is an "American Diner" atmosphere where families can eat wholesome, home-cooked food in a safe friendly atmosphere.  Eat at Joe's, the classic American grill, is a restaurant concept that takes you back to eating in the era when favorite old rockers were playing on chrome-spangled jukeboxes and neon signs reflected on shiny tabletops of the 1950's.

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

The Company’s common stock is traded on the National Association of Security Dealers, Inc. (the “NASD’s”) OTC Bulletin Board Under the symbol “JOES.”

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

On January 1 , 1997, the Shareholders adopted a plan of reorganization and merger between the Company and E. A. J. Holding Corp. Inc. (“Hold”) to be effective on or before January 31, 1997.  Under the plan, the Company  acquired all the issued and outstanding shares of “Hold”, a Delaware corporation making “Hold” a wholly owned subsidiary of the Company for 5,505,000 common shares of the Company.

In addition to its wholly owned subsidiary, Hold, the Company has thirteen wholly owned subsidiaries:

E.A.J. PHL Airport, Inc. a Pennsylvania corporation,
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
E.A.J. Market East, Inc., a Nevada corporation,
E.A.J. MO, Inc., a Nevada corporation,
E.A.J. Syracuse, Inc., a Nevada corporation,
E.A.J. Walnut Street, Inc., a Nevada corporation,
E.A.J. Owings, Inc., a Nevada corporation.
1337855 Ontario Inc., an Ontario corporation,
1398926 Ontario Inc., an Ontario corporation.

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

OPERATING LOSSES

The Company has incurred net losses from operations of approximately $217,000 and $202,000 for the  years ended December 31, 2007 and December 31, 2006, respectively.  Such operating losses reflect developmental and other administrative costs for 2007 and 2006.  The Company expects to incur losses in the near future until profitability is achieved.  The

Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

Revenues are not yet sufficient to support the Company’s operating expenses and are not expected to reach such levels until the company implements a plan of expansion.  Since the Company’s formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities.  The Company expects that it will be required to seek additional financing in the future.  There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

RISK OF LOW-PRICED STOCKS

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving “a penny stock.”

Currently, the Company’s Common Stock is considered a penny stock for purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company’s Common Stock in the secondary market.  In addition, the market liquidity for the Company’s securities may be severely adversely affected, with concomitant adverse effects on the price of the Company’s securities.

Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt.  In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the “SEC”) relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt.  A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities.  In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

EMPLOYEES

As of March 23, 2007, the Company had approximately 14 employees, none of whom is represented by a labor union.

ITEM 2   DESCRIPTION OF PROPERTY

All administrative activities of the Company have been conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583.  Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a  lease dated April 30, 1997.  E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2009.

ITEM 3   LEGAL PROCEEDINGS

NONE

ITEM 4   SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

No matters were subject to a vote of security holders during the year 2007.

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company’s Common Stock is traded on the NASD’s OTC Bulletin Board under the symbol “JOES.”  The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years.  Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

2006:	High	Low

First Quarter	$0.020	$0.015
Second Quarter	$0.100	$0.013
Third Quarter	$0.025	$0.015
Fourth Quarter	$0.024	$0.015

2007:	High	Low

First Quarter	$0.024	$0.013
Second Quarter	$0.018	$0.015
Third Quarter	$0.025	$0.012
Fourth Quarter	$0.019	$0.010

DIVIDENDS

The Company has never declared or paid any cash dividends.  It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2007 was approximately 2,490.

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

ITEM 6   MANAGEMENT’S DISCUSSION AND
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

Results of Operations - For the years ended December 31, 2007 and 2006, the Company had a net loss from operations of approximately $217,000 and $202,000 respectively.

Total Revenues - For the years ended December 31, 2007 and 2006, the Company had total sales of  approximately $1,430,000 and $1,427,000 respectively, for an increase of approximately $3,000.  Management believes revenues will continue to grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased as a percentage of sales by approximately 3% from 2006 to 2007.  This increase can be attributed to several factors, including, but not limited to increased food costs due to the addition of fuel costs and surcharges on the delivery of goods, increased produce costs caused by weather conditions causing loss of crops, dairy prices have increased 30-50% due to butterfat differentials and supply shortages and other food items due to various conditions outside the control of the company. The cost of labor, rent and other general and administrative costs, decreased 1% as a percentage of sales.  Management expects this decrease to continue as revenues increase.  Depreciation and Amortization expense decreased by 1% of sales during 2007. Management expects depreciation and amortization to continue to decline until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company has a working capital deficit of approximately $3,085,405.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management’s plans include searching for and opening new restaurants in the future and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company’s obligations and realize other assets.  There is no assurance any of these transactions will occur.

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

During 2007 and 2006, the Company generated approximately $737,000 and $624,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities.  As of December 31, 2007, the company owns marketable securities valued at approximately $195,000 with $100,314 in corresponding liabilities.

During 2007 and 2006, the Company has raised approximately $76,000 and $81,000 through short-term notes payable and advances from majority stockholders.  The net proceeds to the Company were used for working capital.  During 2006, the company repaid $500,000 in shareholder advances from past years.  As of December 31, 2007, approximately $2,328,000 in advances was due to Joseph Fiore, C.E.O. of the Company.

For the year ended December 31, 2007 and 2006, operating activities used approximately  $115,000 and $139,000 in cash flow.

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

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In December 2007, the FASB issued No. 141(R),  “Business Combinations” (“SFAS 141(R)”.  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

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

ITEM 8A(T).  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Eat at Joe’s, Ltd. have concluded that Eat at Joe’s Ltd.’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Joseph Fiore	46	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors, and Secretary	Next Annual Meeting
James Mylock, Jr.	41	Director	Next Annual Meeting
Tim Matula	47	Director	Next Annual Meeting
Gino Naldini	56	President and Chief Operating Officer	Next Annual Meeting

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

ITEM 10   EXECUTIVE COMPENSATION

None of the executive officer’s salary and bonus exceeded $100,000 during any of the Company’s last two fiscal years.

Employment Agreements

Effective January 1, 1997, the Company entered into an employment Agreement with Joseph Fiore (the “Fiore Employment Agreement”) under which Joseph Fiore serves as chairman of the board and chief executive officer of the Company. Pursuant to the Fiore Employment Agreement, Mr. Fiore was to be paid $50,000 in 1997 and $75,000 in 1998.   In addition, Mr. Fiore will receive family health insurance coverage until age 70 and life insurance coverage until age 70 with a death benefit of $1,000,000 and the use of an automobile, with all expenses associated with the maintenance and operation of the automobile paid by the Corporation.  Mr. Fiore deferred all salaries and benefits under this agreement until the Company reaches profitability.

ITEM 11   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 90,577,710 shares of issued and outstanding Common Stock of the Company as of December 31, 2007 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

		# of
Name and Address	Nature of	Shares
of Beneficial Owners	Ownership	Owned	Percent
Directors

Joseph Fiore	Common Stock	57,476,606 *	63%

All Executive Officers and Directors as a Group (5 persons)	Common Stock	59,205,581 **	65%

*	Includes 49,143,273 shares of common stock and 2 shares (convertible to 8,333,333 common shares) of Series E convertible preferred shares on an as if converted basis.

**	Includes 50,872,248 shares of common stock and 2 shares (convertible to 8,333,333 common shares) of Series E convertible preferred shares on an as if converted basis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2007 and 2006, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations in the period paid.  As of December 31, 2007 and 2006, $2,327,577 and $1,051,585 (including interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  During 2007 and 2006, pursuant to the agreement, the Company acquired marketable securities valued at $0 and $37,000, respectively, (based on quoted market prices) in exchange for accounts payable of $0 and $29,600, respectively, with the remainder being reported as contributed capital of $0 and $7,400, respectively.  During 2007 and 2006, the Company has sold marketable securities acquired under this agreement for $300,731 and $822,729, respectively, and recorded a net loss on sale of $337,202 and $228,462 for 2006, respectively.  On December 28, 2007, the Company returned 1,000,000 shares of marketable securities previously acquired under this agreement.  As of December 31, 2007 and 2006, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $27,759 and $226,138, respectively and related party accounts payable include $100,314 and $1,087,068, respectively, due to Berkshire Capital.

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

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

2.	Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document
3.1	Articles of Incorporation(1)
3.2	By-laws(1)
3.3	Amended Articles of Incorporation(1)
4.1	Form of Warrant Agreement(1)
10.1	Lease Information Form between E.A.J. PHL, Airport, Inc. and Marketplace Redwood Limited Partnership(1)
10.2	Registration of trade name for Eat at Joe's(1)
10.2	Registration Rights Agreement(1)
21	Subsidiaries of the Company(1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference.

(a)	No reports on Form 8-K were filed.

Item 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2007 and 2006:

Service	2007	2006
Audit Fees	$28,008	$19,405
Audit-Related Fees	-	-
Tax Fees	1,762	1,553
All Other Fees	-	-
Total	$29,770	$20,958

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

The Audit Committee pre-approved 100% of the Company’s 2007 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

EAT AT JOE’S LTD. AND SUBSIDIARIES

- : -

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2007 AND 2006

Robison, Hill & Co.	Certified Public Accountants
A PROFESSIONAL CORPORATION
Brent M. Davies, CPA
David O. Seal, CPA
W. Dale Westenskow, CPA
Barry D. Loveless, CPA
Stephen M. Halley, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Eat At Joe’s Ltd.

We have audited the accompanying consolidated balance sheets of Eat At Joe’s Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2007, and 2006 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe’s Ltd., and subsidiaries  as of December 31, 2007,  and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co,
Certified Public Accountants

Salt Lake City, Utah
March 20, 2008

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,543,465	$846,062
Receivables	5,058	2,898
Inventory	6,900	6,900
Prepaid expense	519	10,055
Marketable Securities	194,615	234,538

Total Current Assets	1,750,557	1,100,453

Property and equipment:
Equipment	118,503	116,954
Furniture & Fixtures	3,964	3,964
Leasehold improvements	381,133	376,165
	503,600	497,083
Less accumulated depreciation	(488,796)	(458,770)

Total Property & Equipment	14,804	38,313

Other Assets:
Intangible and other assets net of
amortization of $152,754 and $137,270
for 2007 and 2006, respectively	2,083	17,567

Total Other Assets	2,083	17,567

TOTAL ASSETS	$1,767,444	$1,156,333

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(Continued)

	2007	2006
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$191,499	$186,440
Related party accounts payable	100,314	1,087,068
Short-term notes payable	172,870	274,585
Shareholders loans	2,327,577	1,051,585
Convertible Debentures	2,043,702	2,043,702

Total Current Liabilities	4,835,962	4,643,380

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
90,577,710 issued and outstanding.	9,058	4,505
Additional paid-in capital	13,034,115	12,355,727
Unrealized Losses on available-for-sale securities	(503,633)	(803,850)
Retained deficit	(15,608,060)	(15,043,431)

Total Stockholders’ Equity	(3,068,518)	(3,487,047)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,767,444	$1,156,333

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, AND 2006

	2007	2006

Revenues	$1,429,689	$1,427,206
Cost of Revenues	634,820	583,869
Gross Margin	794,869	843,337

Expenses
Labor and Related Expenses	438,653	385,971
Rent	191,504	204,893
Depreciation and Amortization	45,510	58,752
Other General and Administrative	336,398	396,124
Total Operating Expenses	1,012,065	1,045,740

Net Loss from Continuing Operations	(217,196)	(202,403)

Other Income (Expense)
Interest income	42,184	23,887
Dividend income	3,824	3,104
Interest expense	(83,776)	(59,298)
Gain (Loss) on sale of Marketable Securities	(307,947)	(228,462)
Net Other Income (Expense)	(345,715)	(260,769)

Net Loss Before Income Taxes	(562,911)	(463,172)
Income Tax (Expense) Benefit	(1,718)	(2,430)

Net Loss	$(564,629)	$(465,602)

Basic Loss Per Common Share:	$(0.01)	$(0.01)

Weighted Average Number of Common Shares	73,613,327	45,048,299

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, AND 2006

					Additional	Unrealized
	Preferred Stock		Common Stock		Paid-in	Gains (Loses)	Retained
	Shares	Amount	Shares	Amount	Capital	on Securities	Deficit	Total

Balance at January 1, 2006	20,000	$2	45,048,299	$4,505	$12,348,327	$(1,069,924)	$(14,577,829)	$(3,294,919)

Contributed Capital	-	-	-	-	7,400	-	-	7,400
Net Loss	-	-	-	-	-	-	(465,602)	(465,602)
Unrealized Loss on
available-for-sale securities	-	-	-	-	-	266,074	-	266,074
Total Comprehensive Loss	-	-	-	-	-	266,074	(465,602)	(199,528)

Balance at December 31, 2006	20,000	2	45,048,299	4,505	12,355,727	(803,850)	(15,043,431)	(3,487,047)

Shares Issued in exchange for
related party accounts payable	-	-	45,529,411	4,553	678,388	-	-	682,941
Net Loss	-	-	-	-	-	-	(564,629)	(564,629)
Unrealized Gain (Loss) on
available-for-sale securities	-	-	-	-	-	300,217	-	300,217
Total Comprehensive Loss	-	-	-	-	-	300,217	(564,629)	(264,412)

Balance at December 31, 2007	20,000	$2	90,577,710	$9,058	$13,034,115	$(503,633)	$(15,608,060)	$(3,068,518)

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, AND 2006

	2007	2006
Cash Flows From Operating Activities
Net loss for the period	$(564,629)	$(465,602)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and Amortization	45,510	58,752
(Gain) Loss on sale of marketable securities	307,947	228,462
Decrease (Increase) in Receivables	(2,160)	(675)
Decrease (Increase) in prepaid expense	9,536	(9,449)
Increase (Decrease) in accrued interest payable	83,776	59,298
Increase (Decrease) in accounts payable & accrued liabilities	5,059	(10,134)
Net Cash Provided by (Used in) Operating Activities	(114,961)	(139,348)

Cash Flows From Investing Activities
Purchase of marketable securities	(287,083)	(187,182)
Proceeds from sale of marketable securities	1,030,464	822,729
Purchase of property and equipment	(6,517)	(11,688)
Net Cash Provided by (Used in) Investing Activities	736,864	623,859

Cash Flows From Financing Activities
Advances from majority stockholders	75,500	80,800
Repayments of notes and advances	-	(500,000)

Net Cash Provided by Financing Activities	75,500	(419,200)

Increase (Decrease) in Cash	697,403	65,311
Cash at beginning of period	846,062	780,751
Cash at End of Period	$1,543,465	$846,062
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$65,386
Income taxes paid during the period	$2,430	$1,631

Supplemental Disclosure of Non-cash Investing and Financing Activities
Marketable Securities acquired through related party notes	$1,015,000	$-
Marketable Securities acquired through related party payables	$-	$29,600
Marketable Securities acquired through contributed capital	$-	$7,400
Marketable Securities exchanged for related party payables	$12,000	$-
Common Stock issued for related party accounts payable	$682,941	$-
The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, AND 2006

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
YEARS ENDED DECEMBER 31, 2007, AND 2006
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (continued)

The Company has incurred a net loss for the years ended December 31, 2007 and 2006 of $564,629 and $465,602, respectively, and the Company used cash of $114,961 and $139,348 in operating activities for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, the Company had a working capital deficit of $3,085,405.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Nature of Business

The Company is developing, owns and operates a theme restaurant styled in an “American Diner” atmosphere.

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
YEARS ENDED DECEMBER 31, 2007, AND 2006
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

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.  Depreciation expense for the years ended December 31, 2007 and 2006, was $30,026 and $43,268 respectively.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, AND 2006
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amortization

Intangible assets consist of a trademark registered with the United States of America Patent and Trademark Office with a registration No. 1575696.  Intangible assets are amortized over their estimated useful life of 10 years.  Amortization expense for the years ended December 31, 2007 and 2006 was $15,484 and $15,484, respectively.  Amortization expense for each of the next succeeding five years is expected to be $2,083, all which will be recorded in 2008.

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
YEARS ENDED DECEMBER 31, 2007, AND 2006
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

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, AND 2006
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In December 2007, the FASB issued No. 141(R),  “Business Combinations” (“SFAS 141(R)”.  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 8,333,333 and 6,024,096 common shares as of December 31, 2007 and 2006, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2007 and 2006 and are thus not considered.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, AND 2006
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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits in excess of federally insured limits.

Reclassifications

Certain reclassifications have been made in the 2006 financial statements to conform with the 2007 presentation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable, accrued liabilities and short term notes and loans at December 31, 2007 and 2006 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of marketable securities available for sale are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, AND 2006
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

Investments in securities are summarized as follows:
December 31, 2006
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Available-for-sale securities	$8,400	$812,250	$234,538

December 31, 2007
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Available-for-sale securities	$-	$503,633	$194,615

Realized Gains and losses are determined on the basis of specific identification.  During the  years ended December 31, 2007 and 2006, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

	For the Year Ended
	December 31,
	2007	2006

Sale Proceeds	$1,030,465	$822,729

Gross Realized Losses	$724,811	$294,156

Gross Realized Gains	$416,864	$65,694

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, AND 2006
(Continued)

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2007 and 2006.  The notes are payable one year from the date of issuance together with interest of 6.00% to 6.50% A.P.R.

NOTE 3 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,200,000 that may be offset against future taxable income through 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The Company has the following tax assets:
	2007	2006
Net Operating Losses	$2,108,000	$2,244,024
Depreciation and Other	114,000	107,805
Valuation Allowance	(2,222,000)	(2,351,829)
	-	-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$(191,974)	$(158,305)
Net Operating Losses	136,000	210,094
Depreciation and Other	185,803	66,189
Increase (Decrease) in Valuation Allowance	(129,829)	(117,978)
	-	-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, AND 2006
(Continued)

NOTE 4 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of FIN 48.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

United States (a)	2004 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2007 and 2006, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations in the period paid.  As of December 31, 2007 and 2006, $2,327,577 and $1,051,586 (including interest at 6%) in advances was due to these related parties.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, AND 2006
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  During 2007 and 2006, pursuant to the agreement, the Company acquired marketable securities valued at $0 and $37,000, respectively, (based on quoted market prices) in exchange for accounts payable of $0 and $29,600, respectively, with the remainder being reported as contributed capital of $0 and $7,400, respectively.  During 2007 and 2006, the Company has sold marketable securities acquired under this agreement for $300,731 and $822,729, respectively, and recorded a net loss on sale of $337,202 and $228,462 for 2006, respectively.  On December 28, 2007, the Company returned 1,000,000 shares of marketable securities previously acquired under this agreement.  As of December 31, 2007 and 2006, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $27,759 and $226,138, respectively and related party accounts payable include $100,314 and $1,087,068, respectively, due to Berkshire Capital.

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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, AND 2006
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 6 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a  lease dated April 30, 1997.  E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2009.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Real Property
2008	$84,996
2009	28,332
2010	-
2011	-
2012	-

Total five year minimum lease payments	$113,328

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company.  It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, AND 2006
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
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 8,333,333 common shares at December 31, 2007)

*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 9 - SUBSEQUENT EVENTS

On February 28, 2008, 16,000,000 shares of common stock were issued to the company’s current officers, directors and support staff.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

EAT AT JOE'S LTD.

Dated: March 28, 2008

By  /S/     Joseph Fiore
Joseph Fiore,
C.E.O., C.F.O., Chairman, Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March 2008.

Signatures

/S/     Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive, Financial and Accounting Officer)

/S/     James Mylock, Jr.
James Mylock, Jr.
Director

/S/     Tim Matula
Tim Matula
Director

/S/     Gino Naldini
Gino Naldini
President, Chief Operating Officer