Form 10-Q
period 2008-03-31
EAT AT JOES LTD
filed 2008-05-15
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

or

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  33-20111

Eat at Joe's Ltd.
(Exact name of registrant as specified in its charter)

Delaware	75-2636283
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

670 White Plains Road, Suite 120, Scarsdale, New York, 10583
(Address of principal executive offices)

(914) 725-2700
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2008, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 6,944,444 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,197,359	$1,543,465
Receivables	6,857	5,058
Inventory	6,900	6,900
Prepaid expense	16,192	519
Marketable Securities	114,725	194,615

Total Current Assets	1,342,033	1,750,557

Property and equipment:
Equipment	118,503	118,503
Furniture & Fixtures	3,964	3,964
Leasehold improvements	381,133	381,133
	503,600	503,600
Less accumulated depreciation	(489,340)	(488,796)

Total Property & Equipment	14,260	14,804

Other Assets:
Intangible and other assets net of
amortization of $154,837 and $152,754
for 2008 and 2007, respectively	-	2,083

Total Other Assets	-	2,083

TOTAL ASSETS	$1,356,293	$1,767,444

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	March 31,	December 31,
	2008	2007
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$170,747	$191,499
Related party accounts payable	8,784	100,314
Short-term notes payable	172,870	172,870
Related Party Notes Payable	2,071,457	2,327,577
Convertible Debentures	2,043,702	2,043,702

Total Current Liabilities	4,467,560	4,835,962

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 and 90,577,710 issued and outstanding
March 31, 2008 and December 31, 2007.	10,658	9,058
Additional paid-in capital	13,240,515	13,034,115
Unrealized Losses on available-for-sale securities	(259,360)	(503,633)
Retained deficit	(16,103,082)	(15,608,060)

Total Stockholders’ Equity	(3,111,267)	(3,068,518)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,356,293	$1,767,444

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2008	2007

Revenues	$353,627	$343,608
Cost of Revenues	137,807	148,200
Gross Margin	215,820	195,408

Expenses
Labor and Related Expenses	108,061	103,737
Rent	48,769	44,742
Depreciation and Amortization	2,627	13,708
Other General and Administrative	271,337	64,691
Total Operating Expenses	430,794	226,878
Net Income (Loss) from Continuing
Operations	(214,974)	(31,470)

Other Income (Expense)
Interest income	8,617	8,255
Dividend income	579	79
Interest expense	(26,537)	(12,866)
Gain (Loss) on sale of Marketable
Securities	(262,707)	32,093
Net Other Income (Expense)	(280,048)	27,561

Net Loss Before Income Taxes	$(495,022)	$(3,909)
Income Tax (Expense) Benefit	-	-

Net Loss	$(495,022)	$(3,909)

Basic Loss Per Common Share:	$(0.01)	$-

Weighted Average Common Shares	96,379,908	45,048,299

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended
	March 31,
	2008	2007
Cash Flows From Operating Activities
Net gain (loss) for the period	$(495,022)	$(3,909)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	2,627	13,708
Compensation expense on stock issued	208,000	-
(Gain) Loss on sale of marketable securities	262,707	(32,093)
Decrease (Increase) in receivables	(1,799)	(3,776)
Decrease (Increase) in prepaid expense	(15,673)	-
(Decrease) Increase in accrued interest payable	26,537	12,866
(Decrease) Increase in accounts payable and accrued liabilities	(20,752)	1,344
Net Cash Used in Operating Activities	(33,375)	(11,860)

Cash Flows From Investing Activities
Purchases of marketable securities	(11,646)	(17,085)
Proceeds from sale of marketable securities	229,415	274,979
Net Cash Provided by Investing Activities	217,769	257,894

Cash Flows From Financing Activities
Proceeds from related party notes payable	19,500	17,000
Repayment of notes, advances and related party payables	(550,000)	-

Net Cash Provided by Financing Activities	(530,500)	17,000

Increase in Cash	(346,106)	263,034
Cash at beginning of period	1,543,465	846,062
Cash at End of Period	$1,197,359	$1,109,096

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$13,398	$-
Income taxes paid during the period	$1,525	$3,079

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable Securities acquired through related party notes	$173,000	$-
Common stock issued for compensation	$208,000	$-

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of March 31, 2008 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred a net loss for the three months ended March 31, 2008 and 2007 of $495,022 and $3,909 respectively, and as of  March 31, 2008 had a working capital deficit of $3,125,527.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement did  not have an impact on the Company's financial position, results of operations or cash flows.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 6,944,444 and 5,882,353 common shares as of March 31, 2008 and 2007, respectively.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform with the 2007 presentation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of marketable securities available for sale are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

Investments in securities are summarized as follows:

December 31, 2007
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Available-for-sale securities	$-	$503,633	$194,615

March 31, 2008
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Available-for-sale securities	$-	$259,360	$114,725

Realized Gains and losses are determined on the basis of specific identification.  During the three months ended March 31, 2008 and 2007, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

	For the Three Months Ended
	March 31,
	2008	2007

Sale Proceeds	$229,415	$274,979

Gross Realized Losses	$262,707	$-

Gross Realized Gains	$-	$32,093

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Continued)

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2008 and December 31, 2007.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

The Company has the following tax assets:

	December 31,	December 31,
	2007	2006
Net Operating Losses	$2,108,000	$2,244,024
Other	114,000	107,805
Valuation Allowance	(2,222,000)	(2,351,829)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	December 31,	December 31,
	2007	2006
Provision (Benefit) at US Statutory Rate	$(191,974)	$(158,305)
Net Operating Losses	136,000	210,094
Other	185,803	66,189
Increase (Decrease) in Valuation Allowance	(129,829)	(117,978)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2008 and 2007, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for period paid.  As of March31, 2008 and December 31, 2007,  $2,071,457 and $2,327,577 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  During the three months ended March 31, 2008 and 2007, the Company has sold marketable securities acquired under this agreement for $21,738 and $274,979, respectively, and recorded a net loss on sale of $4,172 for 2008 and a net gain of $32,093 for 2007.  As of March 31, 2008 and December 31, 2007, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $4,416 and $27,759, respectively.  As of March 31, 2008 and December 31, 2007, related party accounts payable include $8,784 and $100,314, respectively, due to Berkshire Capital.

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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $ 55,000, carrying an interest rate of 6% A.P.R.

On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $ 126,000, carrying an interest rate of 6% A.P.R.

On February 28, 2008, 16,000,000 shares at $.013 of common stock were issued to the company’s current officers, directors and support staff.  Compensation expense of $208,000 resulting from this issuance has been recorded in the accompanying financial statements.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Continued)

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

Total issue costs were $156,551.20 which were amortized over the initial terms of the debt with a maturity date of July 31 and September 2, 2001.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

•	No dividends.
•
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 6,944,444 common shares at March 31, 2008)

•	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
•	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
•	Entitled to liquidation preference at par value.
•	Is senior to all other share of preferred or common shares issued past, present and future.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

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

Results of Operations - For the three months ended March 31, 2008, the Company had a net loss of $495,022 composed of a loss from continuing operations of $214,974 and net other loss of $280,048.  Net other loss is primarily due to losses from the sale of marketable securities of $262,707.  For the three months ended March 31, 2007, the Company had a net loss of $3,909 composed of a loss from continuing operations of $31,470 and net other income of $27,561.  Net other income is primarily due to gains from the sale of marketable securities of $32,903.

Total Revenues - For the three months ended March 31, 2008 and 2007, the Company had total sales of approximately $354,000 and $344,000  respectively, for a increase of approximately $10,000.  Management believes that revenues will continue to grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies decreased as a percentage of sales by approximately 4% from 2007 to 2008.  This decrease can be attributed to many factors, including, but not limited to more efficient purchasing of supplies/products from food service distributors.  The cost of labor, rent and other general and administrative costs, increased by 59% as a percentage of sales for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase is due to administrative compensation expense of $208,000 resulting from the issuance of 16,000,000 shares at $.013 to officers, directors and support staff.  Depreciation and amortization expense decreased by approximately $11,000 from 2007 to 2008, respectively, due to certain fixed assets reaching the end of their estimated depreciable lives.  Management expects depreciation and amortization to decline until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company has a working capital deficit of approximately $3,125,527.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During 2008 and 2007, the Company generated approximately $218,000 and $258,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities.  As of March 31, 2008, the company owns marketable securities valued at $114,725 with corresponding liabilities of $862,843 in the form of related party payables of $8,784 and related party notes payable of $854,059 (including interest accruing at 6%).

During 2008 and 2007, the Company raised approximately $19,500 and $17,000 during 2008 and 2007 through short-term notes payable and advances from Majority stockholders.  The net proceeds to the Company were used for working capital.  During 2008, the Company repaid  $550,000 in shareholder advances from past years. As of March 31, 2008, approximately $1,217,398 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

On May 16, 2007, 45,529,411 restricted shares of Eat at Joe’s, LTD were issued by the Board of Directors to Berkshire Capital Management Co, Inc. at $0.015 per share in satisfaction of $682,941.00 in related party accounts payable due to Berkshire Capital Management.

On February 28, 2008, 16,000,000 shares at $.013 of common stock were issued to the company’s current officers, directors and support staff.  Compensation expense of $208,000 resulting from this issuance has been recorded in the accompanying financial statements.

For the three months ended March 31, 2008 and 2007, operating activities used approximately $33,000 and $12,000 in cash .

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

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

Based on this evaluation as of March 31, 2008, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

EAT AT JOE'S LTD.
(Registrant)

DATE: May 15, 2008	By: /s/ Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive & Accounting Officer)