Form 10-Q
period 2008-09-30
EAT AT JOES LTD
filed 2008-11-14
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

(914) 725-2700
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    9 Yes 9 No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 9	Accelerated filer 9
Non-accelerated filer 9 (Do not check if a smaller reporting company)	Smaller reporting company /

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September  30, 2008, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 20,000,000 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,296,260	$1,543,465
Receivables	7,254	5,058
Inventory	6,900	6,900
Prepaid expense	16,205	519
Marketable Securities	141,738	194,615

Total Current Assets	1,468,357	1,750,557

Property and equipment:
Equipment	118,503	118,503
Furniture & Fixtures	3,964	3,964
Leasehold improvements	381,133	381,133
	503,600	503,600
Less accumulated depreciation	(490,715)	(488,796)

Total Property & Equipment	12,885	14,804

Other Assets:
Intangible and other assets net of
amortization of $154,837 and $152,754
for 2008 and 2007, respectively	-	2,083

Total Other Assets	-	2,083

TOTAL ASSETS	$1,481,242	$1,767,444

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	September 30	December 31,
	2008	2007
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$177,094	$191,499
Related party accounts payable	8,784	100,314
Short-term notes payable	172,870	172,870
Related Party Notes Payable	2,469,539	2,327,577
Convertible Debentures	2,043,702	2,043,702

Total Current Liabilities	4,871,989	4,835,962

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 and 90,577,710 issued and outstanding
September 30, 2008 and December 31, 2007.	10,658	9,058
Additional paid-in capital	13,240,515	13,034,115
Unrealized Losses on available-for-sale securities	(137,035)	(503,633)
Retained deficit	(16,504,887)	(15,608,060)

Total Stockholders’ Equity	(3,390,747)	(3,068,518)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,481,242	$1,767,444

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$428,248	$373,059	$1,208,000	$1,096,471
Cost of Revenues	191,145	166,418	495,828	479,835
Gross Margin	237,103	206,641	712,172	616,636

Expenses
Labor and Related Expenses	110,511	110,771	327,899	324,581
Rent	46,709	44,933	142,214	150,548
Depreciation and Amortization	831	11,117	4,002	38,874
Other General and Administrative	149,853	74,902	543,051	252,325
Total Operating Expenses	307,904	241,723	1,017,166	766,328
Net Income (Loss) from Continuing
Operations	(70,801)	(35,082)	(304,994)	(149,692)

Other Income (Expense)
Interest income	5,796	11,097	18,683	28,403
Dividend income	954	1,066	2,440	1,311
Interest expense	(31,942)	(26,136)	(87,743)	(53,888)
Gain (Loss) on sale of Marketable
Securities	(54,934)	235,534	(525,213)	330,006
Net Other Income (Expense)	(80,126)	221,561	(591,833)	305,832

Net Loss Before Income Taxes	$(150,927)	$186,479	$(896,827)	$156,140
Income Tax (Expense) Benefit	-	-	-	-

Net Loss	$(150,927)	$186,479	$(896,827)	$156,140

Basic Loss Per Common Share:	$-	$-	$(0.01)	$-

Weighted Average Common Shares	106,577,710	90,577,710	103,132,455	67,896,392

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net gain (loss) for the period	$(896,827)	$156,140
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	4,002	38,874
Compensation expense on stock issued	208,000	-
(Gain) Loss on sale of marketable securities	525,213	(330,006)
Decrease (Increase) in receivables	(2,196)	(8,007)
Decrease (Increase) in prepaid expense	(15,686)	-
(Decrease) Increase in accrued interest payable	87,743	53,888
(Decrease) Increase in accounts payable and accrued liabilities	(14,405)	(14,261)
Net Cash Used in Operating Activities	(104,156)	(103,372)

Cash Flows From Investing Activities
Purchases of marketable securities	(121,993)	(287,085)
Proceeds from sale of marketable securities	470,444	892,927
Purchase of property and equipment	-	(6,517)
Net Cash Provided by Investing Activities	348,451	599,325

Cash Flows From Financing Activities
Advances from majority stockholders	58,500	58,000
Proceeds from related party notes payable	-	-
Repayment of notes, advances and related party payables	(550,000)	-

Net Cash Provided by Financing Activities	(491,500)	58,000

Increase in Cash	(247,205)	553,953
Cash at beginning of period	1,543,465	846,062
Cash at End of Period	$1,296,260	$1,400,015
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$13,398	$-
Income taxes paid during the period	$1,525	$3,079

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable Securities acquired through related party notes	$470,875	$1,015,000
Common stock issued for compensation	$208,000	$-
Marketable Securities acquired through related party payables	$-	$-
Marketable Securities acquired through contributed capital	$-	$-
Common Stock issued for related party payables	$-	$682,941

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of September 30, 2008 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred a net loss for the nine months ended September 30, 2008 of $896,827 and net income of $156,140 for September 30, 2007, respectively, and as of Septembere 30, 2008 had a working capital deficit of $3,403,632.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 20,000,000 and 7,692,308 common shares as of September 30, 2008 and 2007, respectively.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at September 30, 2008 and December 31, 2007 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of marketable securities available for sale are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Investments in securities are summarized as follows:

December 31, 2007
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Available-for-sale securities	$-	$503,633	$194,615

September 30, 2008
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Available-for-sale securities	$-	$137,035	$141,738

Realized Gains and losses are determined on the basis of specific identification.  During the nine months ended September 30, 2008 and 2007, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:

	For the Nine Months Ended
	September 30,
	2008	2007

Sale Proceeds	$470,444	$892,927

Gross Realized Losses	$525,213	$73,543

Gross Realized Gains	$-	$403,549

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Continued)

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2008 and December 31, 2007.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Continued)

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2008 and 2007, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for period paid.  As of September 30, 2008 and December 31, 2007,  $2,469,539 and $2,327,577 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  During the nine months ended September 30, 2008 and 2007, the Company has sold marketable securities acquired under this agreement for $26,894 and $892,927, respectively, and recorded a net loss on sale of $38,363 for 2008 and a net gain of $330,007 for 2007.  As of September 30, 2008 and December 31, 2007, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $0 and $27,759, respectively.  As of September 30, 2008 and December 31, 2007, related party accounts payable include $8,784 and $100,314, respectively, due to Berkshire Capital.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berckshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 20,000,000 common shares at September 30, 2008)

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

Results of Operations - For the three months ended September 30, 2008, the Company had a net loss of $150,927  composed of a loss from continuing operations of $70,801 and net other loss of $80,126.   For the three months ended September 30, 2007, the Company had a net income of $186,479 composed of a loss from continuing operations of $35,082 and net other income of $221,561.  Net other income is primarily due to gains from the sale of marketable securities of $235,534.

For the nine months ended September 30, 2008, the Company had a net loss of $896,827 composed of a loss from continuing operations of $304,994 and net other loss of $591,833.  Net other loss is primarily due to losses from the sale of marketable securities of $525,213.

Total Revenues - For the three  months ended September 30, 2008 and 2007, the Company had total sales of approximately $428,000 and $380,000  respectively, for an  increase of approximately $48,000.  For the nine months ended September 30, 2008 and 2007, the Company had total sales of approximately $1,208,000 and $1,100,000  respectively, for an  increase of approximately $108,000.  Management believes that revenues will continue to grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies decreased as a percentage of sales by approximately 3%  from 2007 to 2008. The cost of labor, rent and other general and administrative costs, increased by 27% as a percentage of sales for the nine  months ended September 30, 2008 compared to the nine months ended September30, 2007. This increase is due to administrative compensation expense of $208,000 resulting from the issuance of 16,000,000 shares at $.013 to officers, directors and support staff.  Depreciation and amortization expense decreased by approximately $35,000 from 2007 to 2008, respectively, due to certain fixed assets reaching the end of their estimated depreciable lives.  Management expects depreciation and amortization to decline  until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company has a working capital deficit of approximately $3,403,632.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During 2008 and 2007, the Company generated approximately $348,000 and $599,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities.  As of September 30, 2008, the company owns marketable securities valued at $141,738 with corresponding liabilities of $1,193,776 in the form of related party payables of $8,784 and related party notes payable of $1,184,992 (including interest accruing at 6%).

During 2008 and 2007, the Company raised approximately $58,500 and $58,000 during 2008 and 2007 through short-term notes payable and advances from Majority stockholders.  The net proceeds to the Company were used for working capital.  During 2008, the Company repaid  $550,000 in shareholder advances from past years. As of September 30, 2008, approximately $1,284,547 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

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

For the nine months ended September 30, 2008 and 2007, operating activities used approximately $104,000 and $103,000 in cash .

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

Based on this evaluation as of September 30, 2008, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

EAT AT JOE'S LTD.
(Registrant)

DATE: November 14, 2008	By: /s/ Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive & Accounting Officer)