Form 10-K
period 2008-12-31
EAT AT JOES LTD
filed 2009-03-31
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to_________

Commission file number 33-20111

EAT AT JOE’S, LTD.
(Name of small business issuer in its charter)

Delaware	75-2636283
(State of Incorporation)	(I.R.S. Employer Identification No.)

670 White Plains Road, Suite 120
Scarsdale, New York, 10583
(914) 725-2700

Securities Registered Pursuant to Section 12(g) of the Act:
Title of Each ClassName of Each Exchange on which Registered

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [✓] No

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act [ ] Yes [✓] No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [✓] Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitioins of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [%]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $189,489 based on 47,372,129 non affiliate shares outstanding at $0.004 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2008, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 23,255,814 common shares), par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

TABLE OF CONTENTS

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

In addition to its wholly owned subsidiary, Hold, the Company has thirteen wholly owned subsidiaries:

S	E.A.J. PHL Airport, Inc. a Pennsylvania corporation,
S	E.A.J. Shoppes, Inc., a Nevada corporation,
S	E.A.J. Cherry Hill, Inc., a Nevada corporation,
S	E.A.J. Neshaminy, Inc., a Nevada corporation,
S	E.A.J. PM, Inc., a Nevada corporation,
S	E.A.J. Echelon, Inc., a Nevada corporation,
S	E.A.J. Market East, Inc., a Nevada corporation,
S	E.A.J. MO, Inc., a Nevada corporation,
S	E.A.J. Syracuse, Inc., a Nevada corporation,
S	E.A.J. Walnut Street, Inc., a Nevada corporation,
S	E.A.J. Owings, Inc., a Nevada corporation.
S	1337855 Ontario Inc., an Ontario corporation,
S	1398926 Ontario Inc., an Ontario corporation.

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

OPERATING LOSSES

The Company has incurred net losses from operations of approximately $366,000 and $217,000 for the years ended December 31, 2008 and December 31, 2007, respectively. Such operating losses reflect developmental and other administrative costs for 2008 and 2007. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

EMPLOYEES

As of March 27, 2009, the Company had approximately 11 employees, none of whom is represented by a labor union.

ITEM 1A RISK FACTORS

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

ITEM 1B UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2 DESCRIPTION OF PROPERTY

All administrative activities of the Company have been conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997. E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2010.

ITEM 3 LEGAL PROCEEDINGS

NONE

ITEM 4 SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

No matters were subject to a vote of security holders during the year 2008.

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

	High	Low
2007:
First Quarter	$0.024	$0.013
Second Quarter	$0.018	$0.015
Third Quarter	$0.025	$0.012
Fourth Quarter	$0.019	$0.010

2008:
First Quarter	$0.015	$0.015
Second Quarter	$0.010	$0.010
Third Quarter	$0.005	$0.004
Fourth Quarter	$0.004	$0.004

DIVIDENDS

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2008 was approximately 2,320.

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

ITEM 6 SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7 MANAGEMENT’S DISCUSSION AND
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

Results of Operations - For the years ended December 31, 2008 and 2007, the Company had a net loss from operations of approximately $366,000 and $217,000 respectively.
Total Revenues - For the years ended December 31, 2008 and 2007, the Company had total sales of approximately $1,556,000 and $1,430,000 respectively, for an increase of approximately $126,000. Management believes revenues will continue to grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies decreased as a percentage of sales by approximately 3% from 2007 to 2008. This decrease can be attributed to several factors, including, but not limited to rebates from manufacturers (off of invoices), the stabilization of dairy products and the streamlining of the menu with a movement to higher profit menu items and the elimination of certain menu items with higher food costs. The cost of labor, rent and other general and administrative costs, increased 14% as a percentage of sales. Management expects this increase to continue as revenues increase. Depreciation and Amortization expense decreased by 3% of sales during 2008. Management expects depreciation and amortization to continue to decline until the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company has a working capital deficit of approximately $3,399,369. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During 2008 and 2007, the Company generated approximately $233,000 and $737,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities. As of December 31, 2008, the company owns marketable securities valued at approximately $354,000 with $8,784 in corresponding liabilities..

During 2008 and 2007, the Company has raised approximately $72,000 and $76,000 through short-term notes payable and advances from majority stockholders. The net proceeds to the Company were used for working capital. During 2008, the company repaid $550,000 in shareholder advances from past years. As of December 31, 2008, approximately $2,515,000 in advances was due to Joseph Fiore, C.E.O. of the Company.

For the year ended December 31, 2008 and 2007, operating activities used approximately $167,000 and $115,000 in cash flow.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8 FINANCIAL STATEMENTS

The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires

Joseph Fiore	46	Chief Executive Officer,	Next
		Chief Financial Officer,	Annual
		Chairman of the Board of	Meeting
		Director/Secretary

James Mylock, Jr.	41	Director	Next
			Annual
			Meeting

Tim Matula	47	Director	Next
			Annual
			Meeting

Gino Naldini	56	President and Chief Operating	Resigned
		Officer	12/31/08

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

Gino Naldini became President and Chief Operating Officer of the Company in December, 1998. From 1967 through 1998, Mr. Naldini held various senior executive positions with Toronto-based CARA Operations, operator of more than 400 restaurants. The restaurants operated by CARA include Swiss Chalet, operator of chicken rotisserie restaurants and Harvey's, Canada's second largest hamburger chain. Mr. Naldini's last held position with CARA was that of Senior Director of Operations. On December 31, 2008, Mr. Naldini resigned his positions.

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

ITEM 11 EXECUTIVE COMPENSATION

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

ITEM 12 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 106,577,710 shares of issued and outstanding Common Stock of the Company as of December 31, 2008 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

		# of
Name and Address	Nature of	Shares
of Beneficial Owners	Ownership	Owned	Percent
Directors

Joseph Fiore	Common Stock	57,476,606 *	63%

All Executive Officers	Common Stock	59,205,581 **	65%
and Directors as a Group
(5 persons)

*	Includes 49,143,273 shares of common stock and 2 shares (convertible to 23,255,814 common shares) of Series E convertible preferred shares on an as if converted basis.

**	Includes 50,872,248 shares of common stock and 2 shares (convertible to 23,255,814 common shares) of Series E convertible preferred shares on an as if converted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2008 and 2007, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. All expenses paid on behalf of the company have been recorded in the consolidated statements of operations in the period paid. As of December 31, 2008 and 2007, $2,515,215 and $2,327,577 (including interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies. During the years ended December 31, 2008 and 2007, the Company has sold marketable securities acquired under this agreement for $26,894 and $300,731, respectively, and recorded a net loss on sale of $66,560 and $337,202, respectively. As of December 31, 2008 and 2007, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $0 and $27,759, respectively. As of December 31, 2008 and 2007, related party accounts payable include $8,784 and $100,314, respectively, due to Berkshire Capital.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2008 and 2007:

Service	2008	2007
Audit Fees	$27,093	$28,008
Audit-Related Fees	-	-
Tax Fees	1,440	1,762
All Other Fees	-	-
Total	$28,533	$29,770

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

The Audit Committee pre-approved 100% of the Company’s 2008 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

ITEM 15. EXHIBITS, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

1.	Financial Statements	Page

	Report of Independent Registered Public Accountants	F-1

Consolidated Balance Sheets,
	December 31, 2008 and 2007	F-3

Consolidated Statements of Operations,
	For The Years Ended December 31, 2008 and 2007	F-5

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income,
	For The Years Ended December 31, 2008 and 2007	F-6

Consolidated Statements of Cash Flows, For The Years Ended
	December 31, 2008 and 2007	F-7

	Notes to Consolidated Financial Statements	F-8

2.	Exhibits

The following exhibits are included as part of this report:

Exhibit
Number	Title of Document
3.1	Articles of Incorporation(1)
3.2	By-laws(1)
3.3	Amended Articles of Incorporation
4.1	Form of Warrant Agreement(1)
10.1	Lease Information Form between E.A.J. PHL, Airport, Inc. and Marketplace Redwood Limited Partnership(1)
10.2	Registration of trade name for Eat at Joe's(1)
10.2	Registration Rights Agreement(1)
21	Subsidiaries of the Company(1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference.

(a)	No reports on Form 8-K were filed.

EAT AT JOE’S LTD. AND SUBSIDIARIES

- : -

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Eat At Joe’s Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Eat At Joe’s Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2008, and 2007 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe’s Ltd., and subsidiaries  as of December 31, 2008,  and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ ROBISON, HILL & CO.
Certified Public Accountants

Salt Lake City, Utah
March 23, 2009

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,131,017	$1,543,465
Receivables	8,346	5,058
Inventory	9,400	6,900
Prepaid expense	15,570	519
Trading securities	179,049	-
Available-for-sale securities	174,800	194,615

Total Current Assets	1,518,182	1,750,557

Property and equipment:
Equipment	118,503	118,503
Furniture & Fixtures	3,964	3,964
Leasehold improvements	381,133	381,133
	503,600	503,600
Less accumulated depreciation	(490,846)	(488,796)

Total Property & Equipment	12,754	14,804

Other Assets:
Intangible and other assets net of
amortization of $154,837 and $152,754
for 2008 and 2007, respectively	-	2,083

Total Other Assets	-	2,083

TOTAL ASSETS	$1,530,936	$1,767,444

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(Continued)

	2008	2007
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$176,980	$191,499
Related party accounts payable	8,784	100,314
Short-term notes payable	172,870	172,870
Related party notes payable	2,515,215	2,327,577
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,917,551	4,835,962

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 and 90,577,710 issued and outstanding
December 31, 2008 and 2007.	10,658	9,058
Additional paid-in capital	13,240,515	13,034,115
Unrealized gain on available-for-sale securities	2,300	(503,633)
Retained deficit	(16,640,090)	(15,608,060)

Total Stockholders’ Deficit	(3,386,615)	(3,068,518)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,530,936	$1,767,444

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Revenues	$1,555,690	$1,429,689
Cost of Revenues	645,952	634,820
Gross Margin	909,738	794,869

Expenses
Labor and Related Expenses	435,900	438,653
Rent	188,923	191,504
Depreciation and Amortization	4,132	45,510
Other General and Administrative	646,496	336,398
Total Operating Expenses	1,275,451	1,012,065
Net Income (Loss) from Continuing
Operations	(365,713)	(217,196)

Other Income (Expense)
Interest income	22,237	42,184
Dividend income	2,820	3,824
Interest expense	(120,420)	(83,776)
Unrealized gain (loss) on Trading securities	(10,908)	-
Gain (Loss) on sale of Marketable
Securities	(556,820)	(307,947)
Net Other Income (Expense)	(663,091)	(345,715)

Net Loss Before Income Taxes	$(1,028,804)	$(562,911)
Income Tax (Expense) Benefit	(3,226)	(1,718)

Net Loss	$(1,032,030)	$(564,629)

Basic Loss Per Common Share:	$(0.01)	$(0.01)

Weighted Average Common Shares	103,998,475	73,613,327

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008 AND 2007

					Additional	Unrealized
	Preferred Stock		Common Stock		Paid-in	Gains (Loses)	Retained
	Shares	Amount	Shares	Amount	Capital	on Securities	Deficit	Total

Balance at January 1, 2007	20,000	$2	45,048,299	$4,505	$12,355,727	$(803,850)	$(15,043,431)	$(3,487,047)

Shares Issued in exchange for
related party accounts payable	-	-	45,529,411	4,553	678,388	-	-	682,941
Net Loss	-	-	-	-	-	-	(564,629)	(564,629)
Unrealized Gain (Loss) on
available-for-sale securities	-	-	-	-	-	300,217	-	300,217
Total Comprehensive Loss	-	-	-	-	-	300,217	(564,629)	(264,412)

Balance at December 31, 2007	20,000	$2	90,577,710	$9,058	$13,034,115	$(503,633)	$(15,608,060)	$(3,068,518)

Shares Issued in exchange for
staff compensation	-	-	16,000,000	1,600	206,400	-	-	208,000
Net Loss	-	-	-	-	-	-	(1,032,030)	(1,032,030)
Unrealized Gain (Loss) on
available-for-sale securities	-	-	-	-	-	505,933	-	505,933
Total Comprehensive Loss	-	-	-	-	-	505,933	(1,032,030)	(526,097)

Balance at December 31, 2008	20,000	$2	106,577,710	$10,658	$13,240,515	$2,300	$(16,640,090)	$(3,386,615)

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash Flows From Operating Activities
Net gain (loss) for the period	$(1,032,030)	$(564,629)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	4,132	45,510
Compensation expense on stock issued	208,000	-
Unrealized (gain) loss on trading securities	10,908	-
(Gain) Loss on sale of marketable securities	556,820	307,947
Decrease (Increase) in receivables	(3,288)	(2,160)
Decrease (Increase) in inventory	(2,500)	-
Decrease (Increase) in prepaid expense	(15,051)	9,536
(Decrease) Increase in accrued interest payable	120,421	83,776
(Decrease) Increase in accounts payable and accrued liabilities	(14,519)	5,059
Net Cash Used in Operating Activities	(167,107)	(114,961)

Cash Flows From Investing Activities
Purchases of marketable securities	(365,995)	(287,083)
Proceeds from sale of marketable securities	599,154	1,030,464
Purchase of property and equipment	-	(6,517)
Net Cash Provided by Investing Activities	233,159	736,864

Cash Flows From Financing Activities
Advances from majority stockholders	71,500	75,500
Proceeds from related party notes payable	-	-
Repayment of notes, advances and related party payables	(550,000)	-

Net Cash Provided by Financing Activities	(478,500)	75,500

Increase (Decrease) in Cash	(412,448)	697,403
Cash at beginning of period	1,543,465	846,062
Cash at end of period	$1,131,017	$1,543,465

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$13,398	$-
Income taxes paid during the period	$1,525	$2,430

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes	$470,875	$1,015,000
Common stock issued for compensation	$208,000	$-
Marketable securities exchanged for related party payables	$-	$12,000
Unrealized gain on trading securities	$10,908	$-
Common stock issued for related party payables	$-	$682,941
.

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

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
YEARS ENDED DECEMBER 31, 2008 AND 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred a net loss for the years ended December 31, 2008 and 2007 of $1,032,030 and $564,629, respectively, and the Company used cash from operations of $167,107 and $114,961, respectively.  As of December 31, 2008, the Company had a working capital deficit of $3,399,369.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management plans include opening one new restaurant during the next twelve months and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company’s obligations and realize other assets.  There is no assurance any of these transactions will occur.

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
YEARS ENDED DECEMBER 31, 2008 AND 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Inventories

Inventories consist of food, paper items and related materials and are stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

The Company generates revenue from the sale of food and beverage through its restaurants.  Revenue is recognized upon receipt of payment.

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
YEARS ENDED DECEMBER 31, 2008 AND 2007
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
YEARS ENDED DECEMBER 31, 2008 AND 2007
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
YEARS ENDED DECEMBER 31, 2008 AND 2007
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

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 23,255,814 and 8,333,333 common shares as of December 31, 2008, and 2007, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2008 and 2007 and are thus not considered.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at December 31, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of marketable securities available for sale are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
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

The  Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:
	December 31, 2008
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$10,908	$179,049
Available-for-sale securities	$2,300	$-	$174,800

December 31, 2007
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$-	$-
Available-for-sale securities	$-	$503,633	$194,615

Results of operations for the years ended December 31, 2008 and 2007  include a charge of $10,908 and $0 for unrealized holding losses on trading securities.  For the year ended December 31, 2008, other comprehensive income includes an unrealized holding gain on available-for-sale securities of $2,300, and for the year ended December 31, 2007, other comprehensive income includes an unrealized holding loss on available-for-sale securities of $503,633.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the years ended December 31, 2008 and 2007, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:
	For the Year Ended
	December 31,
	2008	2007
Trading securities:
Sales Proceeds	$430,656	$-
Gross Realized Losses	$116,427	$-
Gross Realized Gains	$7,672	$-

Available-for-sale securities:
Sale Proceeds	$168,498	$1,030,465
Gross Realized Losses	$448,065	$724,811
Gross Realized Gains	$-	$416,864

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of  December 31, 2008 and 2007.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

As of December 31, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,100,000 that may be offset against future taxable income through 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The Company has the following tax assets:
	December 31,	December 31,
	2008	2007
Net Operating Losses	$2,074,000	$2,108,000
Depreciation and Other	108,800	114,000
Valuation Allowance	(2,182,800)	(2,222,000)
	$-	$-

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
(Continued)

NOTE 3 - INCOME TAXES (continued)

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:
	December 31,	December 31,
	2008	2007
Provision (Benefit) at US Statutory Rate	$(350,200)	$(191,974)
Net Operating Losses	34,000	136,000
Depreciation and Other	355,400	185,803
Increase (Decrease) in Valuation Allowance	(39,200)	(129,829)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 4 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At December 31, 2008, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of FIN 48.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

United States (a)	2005 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2008 and 2007, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for period paid.  As of December 31, 2008 and 2007,  $2,515,215 and $2,327,577 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  During the years ended December 31, 2008 and 2007, the Company has sold marketable securities acquired under this agreement for $26,894 and $300,731, respectively, and recorded a net loss on sale of $66,560 and $337,202, respectively.  As of December 31, 2008 and 2007, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $0 and $27,759, respectively.  As of December 31, 2008 and 2007, related party accounts payable include $8,784 and $100,314, respectively, due to Berkshire Capital.

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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

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

NOTE 6 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a  lease dated April 30, 1997.  E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2010.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Real Property
2009	$84,996
2010	28,332
2011	-
2012	-
2013	-

Total five year minimum lease payments	$113,328

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company.  It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
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
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 23,255,814 common shares at December 31, 2008).

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
Dated: March 31, 2009

By /S/ Joseph Fiore
Joseph Fiore,
C.E.O., C.F.O., Chairman, Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 2009.

Signatures and Title

/S/ Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive, Financial
and Accounting Officer)

/S/ James Mylock, Jr.
James Mylock, Jr.
Director

/S/ Tim Matula
Tim Matula
Director