Form 10-Q
period 2009-03-31
EAT AT JOES LTD
filed 2009-05-15
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2009, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 18,518,519 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,154,179	$1,131,017
Receivables	11,147	8,346
Inventory	9,400	9,400
Prepaid expense	-	15,570
Trading securities	224,100	179,049
Available-for-sale securities	247,800	174,800

Total Current Assets	1,646,626	1,518,182

Property and equipment:
Equipment	118,503	118,503
Furniture & Fixtures	3,964	3,964
Leasehold improvements	381,133	381,133
	503,600	503,600
Less accumulated depreciation	(492,106)	(490,846)

Total Property & Equipment	11,494	12,754

Other Assets:
Intangible and other assets net of
amortization of $154,837 and $154,837
for 2009 and 2008, respectively	-	-

Total Other Assets	-	-

TOTAL ASSETS	$1,658,120	$1,530,936

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	March 31,	December 31,
	2009	2008
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$167,662	$176,980
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related Party Notes Payable	2,548,581	2,515,215
Convertible Debentures	2,043,702	2,043,702

Total Current Liabilities	4,941,599	4,917,551

STOCKHOLDERS EQUITY
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
March 31, 2009 and December 31, 2008.	10,658	10,658
Additional paid-in capital	13,240,515	13,240,515
Unrealized gain/loss on available-for-sale securities	54,300	2,300
Retained deficit	(16,588,954)	(16,640,090)

Total Stockholders’ Equity	(3,283,479)	(3,386,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,658,120	$1,530,936

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2009	2008

Revenues	$311,278	$353,627
Cost of Revenues	127,133	137,807
Gross Margin	184,145	215,820

Expenses
Labor and Related Expenses	90,175	108,061
Rent	46,709	48,769
Depreciation and Amortization	1,260	2,627
Other General and Administrative	49,978	271,337
Total Operating Expenses	188,122	430,794
Net Income (Loss) from Continuing
Operations	(3,977)	(214,974)

Other Income (Expense)
Interest income	1,553	8,617
Dividend income	29	579
Interest expense	(33,365)	(26,537)
Unrealized gain (loss) on Trading Securities	54,260	-
Gain (Loss) on sale of Marketable
Securities	32,636	(262,707)
Net Other Income (Expense)	55,113	(280,048)

Net Loss Before Income Taxes	$51,136	$(495,022)
Income Tax (Expense) Benefit	-	-

Net Loss	$51,136	$(495,022)

Basic Loss Per Common Share:	$0.00	$(0.01)

Weighted Average Common Shares	106,577,710	96,379,908

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended
	March 31,
	2009	2008
Cash Flows From Operating Activities
Net gain (loss) for the period	$51,136	$(495,022)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	1,260	2,627
Compensation expense on stock issued	-	208,000
Unrealized (gain) loss on trading securities	(54,260)	-
(Gain) Loss on sale of marketable securities	(32,636)	262,707
Decrease (Increase) in receivables	(2,801)	(1,799)
Decrease (Increase) in prepaid expense	15,570	(15,673)
(Decrease) Increase in accrued interest payable	33,366	26,537
(Decrease) Increase in accounts payable and accrued liabilities	(9,318)	(20,752)
Net Cash Used in Operating Activities	2,317	(33,375)

Cash Flows From Investing Activities
Purchases of marketable securities	(107,500)	(11,646)
Proceeds from sale of marketable securities	128,345	229,415
Net Cash Provided by Investing Activities	20,845	217,769

Cash Flows From Financing Activities
Advances from majority stockholders	-	19,500
Repayment of notes, advances and related party payables	-	(550,000)

Net Cash Provided by Financing Activities	-	(530,500)

Increase in Cash	23,162	(346,106)
Cash at beginning of period	1,131,017	1,543,465
Cash at End of Period	$1,154,179	$1,197,359

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$13,398
Income taxes paid during the period	$-	$1,525

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable Securities acquired through related party notes	$-	$173,000
Common stock issued for compensation	$-	$208,000
Unrealized gain on tradiing securities	$54,260	$-

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008

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
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (continued)

The Company had net income for the three months ended March 31, 2009 of $51,136 and incurred a net loss of ($495,022) for the three months ended March 31, 2008.  As of March 31, 2009, the Company had a working capital deficit of $3,294,973.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
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
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
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

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 18,518,519 and 6,944,444 common shares as of March  31, 2009 and 2008, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2009 and 2008 and are thus not considered.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
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

Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform with the 2009 presentation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at  March 31, 2009 and December 31, 2008 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of marketable securities available for sale are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
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

Investments in securities are summarized as follows:
	December 31, 2008
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$10,908	$179,049
Available-for-sale securities	$2,300	$-	$174,800

	March 31, 2009
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$54,260	$-	$224,100
Available-for-sale securities	$54,300	$-	$247,800

Results of operations for the three months ended March 31, 2009  include a gain of $54,260 for unrealized holding gains on trading securities.  Results of operations for the year ended December 31, 2008 include a loss of $10,908 for unrealized holding losses on trading securities.  For the three months ended March 31, 2009, other comprehensive income includes an unrealized holding gain on available-for-sale securities of $54,300.  For the year ended December 31, 2008, other comprehensive income includes an unrealized holding gain on available-for-sale securities of $2,300.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the three months ended March 31, 2009 and 2008, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:
	For the three months Ended
	March 31,
	2009	2008
Trading securities:
Sales Proceeds	$96,344	$229,415
Gross Realized Losses	$-	$262,707
Gross Realized Gains	$29,615	$-

Available-for-sale securities:
Sale Proceeds	$32,001	$-
Gross Realized Losses	$-	$-
Gross Realized Gains	$3,021	$-

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2009 and  December 31, 2008.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2008 and 2007, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for period paid.  As of March 31, 2009 and December 31, 2008,  $2,548,581 and $2,515,215 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  During the three months ended March  31, 2009 and 2008 , the Company has sold marketable securities acquired under this agreement for $0 and $21,738, respectively, and recorded a net loss on sale of $0 and $4,172, respectively.  As of March 31, 2009 and December 31, 2008, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $0 and $0, respectively.  As of March 31, 2009 and  December 31, 2008, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

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
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008
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
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 18,518,519 common shares at March 31, 2009).

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2008.

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

Results of Operations - For the three months ended March 31, 2009, the Company had net income of $51,136,  composed of a loss from continuing operations of $3,977 and net other income of $55,113.   For the three months ended March 31, 2008, the Company had a net loss of $495,022 composed of a loss from continuing operations of $214,974 and net other loss of $280,048.  Net other income/loss is primarily due to gains and losses from the sale of marketable securities and unrealized gains and losses from trading securities.

Total Revenues - For the three  months ended March 31, 2009 and 2008, the Company had total sales of approximately $311,000 and $354,000  respectively, for a decreaseof approximately $43,000.  Management believes that revenues will continue to grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased as a percentage of sales by approximately 2%  from 2009 to 2008. The cost of labor, rent and other general and administrative costs, decreased by 61% as a percentage of sales for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This decrease is mainly due to $208,000 of compensation expense from the issuance of stock recognized in the first quarter of 2008.  Depreciation and amortization expense decreased by approximately $1,400 from 2008 to 2009 due to certain fixed assets reaching the end of their estimated depreciable lives.  Management expects depreciation and amortization to decline  until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of March  31, 2009, the Company has a working capital deficit of approximately $3,294,973.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the three months ended March 31, 2009 and 2008, the Company generated approximately $21,000 and $218,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities.  As of March 31, 2009, the company owns marketable securities valued at $471,900 with corresponding liabilities of $1,229,773 in the form of related party payables of $8,784 and related party notes payable of $1,220,989 (including interest accruing at 6%).

During the three months ended March 31, 2009 and 2008, the Company raised approximately $0 and $19,500 through short-term notes payable and advances from majority stockholders.  The net proceeds to the Company were used for working capital.  During 2008, the Company repaid $550,000 in shareholder advances from past years. As of March 31, 2009, approximately $1,025,655 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

On May 16, 2007, 45,529,411 restricted shares of Eat at Joe’s, LTD were issued by the Board of Directors to Berkshire Capital Management Co, Inc. at $0.015 per share in satisfaction of $682,941 in related party accounts payable due to Berkshire Capital Management.

On February 28, 2008, 16,000,000 shares at $.013 of common stock were issued to the company’s current officers, directors and support staff.  Compensation expense of $208,000 resulting from this issuance has been recorded in the accompanying financial statements.

For the three months ended March 31, 2009 operating activities provided approximately $2,300 in cash, and for the three months ended March 31, 2008 operating activities used approximately $33,000 in cash.

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

Based on this evaluation as of March 31, 2009, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

EAT AT JOE'S LTD.
(Registrant)

DATE: May 14, 2009	By: /s/ Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive & Accounting Officer)