Form 10-Q
period 2009-06-30
EAT AT JOES LTD
filed 2009-08-14
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2009, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 16,501,650 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,171,036	$1,131,017
Receivables	11,272	8,346
Inventory	9,400	9,400
Prepaid expense	15,595	15,570
Trading securities	148,092	179,049
Available-for-sale securities	130,410	174,800

Total Current Assets	1,485,805	1,518,182

Property and equipment:
Equipment	118,503	118,503
Furniture & fixtures	3,964	3,964
Leasehold improvements	381,133	381,133
	503,600	503,600
Less accumulated depreciation	(493,366)	(490,846)

Total Property & Equipment	10,234	12,754

Other Assets:
Intangible and other assets net of
amortization of $154,837 and $154,837
for 2009 and 2008, respectively	-	-

Total Other Assets	-	-

TOTAL ASSETS	$1,496,039	$1,530,936

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	June 30,	December 31,
	2009	2008
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$164,097	$176,980
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,582,449	2,515,215
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,971,902	4,917,551

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
June 30, 2009 and December 31, 2008.	10,658	10,658
Additional paid-in capital	13,240,515	13,240,515
Unrealized gain/loss on available-for-sale securities	(53,090)	2,300
Retained deficit	(16,673,948)	(16,640,090)

Total Stockholders’ Equity	(3,475,863)	(3,386,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,496,039	$1,530,936

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$348,827	$426,125	$660,105	$779,752
Cost of Revenues	130,211	166,876	257,344	304,683
Gross Margin	218,616	259,249	402,761	475,069

Expenses
Labor and Related Expenses	92,735	109,327	182,910	217,388
Rent	46,734	46,736	93,443	95,505
Depreciation and Amortization	1,260	544	2,520	3,171
Other General and Administrative	83,080	121,861	133,058	393,198
Total Operating Expenses	223,809	278,468	411,931	709,262
Net Operating Income (Loss)	(5,193)	(19,219)	(9,170)	(234,193)

Other Income (Expense)
Interest Income	1,261	4,270	2,814	12,887
Dividend Income	2	907	31	1,486
Interest Expense	(33,869)	(29,264)	(67,234)	(55,801)
Unrealized Gain (loss) on Trading Securities	(15,855)	-	38,405	-
Gain (Loss) on Sale of Marketable
Securities	(31,340)	(207,572)	1,296	(470,279)
Net Other Income (Expense)	(79,801)	(231,659)	(24,688)	(511,707)

Net Loss Before Income Taxes	$(84,994)	$(250,878)	$(33,858)	$(745,900)
Income Tax (Expense) Benefit	-	-	-	-

Net Loss	$(84,994)	$(250,878)	$(33,858)	$(745,900)

Basic Loss Per Common Share:	$-	$-	$-	$(0.01)

Weighted Average Common Shares	106,577,710	106,577,710	106,577,710	101,362,238

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended
	June 30,
	2009	2008
Cash Flows From Operating Activities
Net gain (loss) for the period	$(33,858)	$(745,900)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	2,520	3,171
Compensation expense on stock issued	-	208,000
Unrealized (gain) loss on trading securities	(38,405)	-
(Gain) Loss on sale of marketable securities	(1,296)	470,279
Decrease (Increase) in receivables	(2,926)	(1,984)
Decrease (Increase) in prepaid expense	(25)	(15,687)
(Decrease) Increase in accrued interest payable	67,234	55,801
(Decrease) Increase in accounts payable and accrued liabilities	(12,883)	(11,633)
Net Cash Used in Operating Activities	(19,639)	(37,953)

Cash Flows From Investing Activities
Purchase of trading securities	(181,500)	(11,996)
Purchase of available-for-sale securities	(11,000)	-
Proceeds from sale of trading securities	252,158	365,783
Proceeds from sale of available-for-sale securities	-	-
Net Cash Provided by Investing Activities	59,658	353,787

Cash Flows From Financing Activities
Advances from majority stockholders	-	42,000
Repayment of notes, advances and related party payables	-	(550,000)

Net Cash Provided by (Used in) Financing Activities	-	(508,000)

Increase in Cash	40,019	(192,166)
Cash at beginning of period	1,131,017	1,543,465
Cash at End of Period	$1,171,036	$1,351,299
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$13,398
Income taxes paid during the period	$-	$1,525

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable Securities acquired through related party notes	$-	$407,875
Common stock issued for compensation	$-	$208,000
Unrealized gain on tradiing securities	$38,405	$-

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred a net income (loss) for the six months ended June 30, 2009 and 2008 of $ (33,858) and $ (745,900), respectively, and the Company had a working capital deficit of $3,486,097.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 16,501,650 and 10,000,000 common shares as of June 30, 2009 and 2008, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2009 and 2008 and are thus not considered.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at  June 30, 2009 and December 31, 2008 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of marketable securities available-for-sale are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

Investments in securities are summarized as follows:
	December 31, 2008
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$10,908	$179,049
Available-for-sale securities	$2,300	$-	$174,800

	June 30, 2009
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$38,405	$-	$148,092
Available-for-sale securities	$-	$(53,090)	$130,410

Results of operations for the years ended June 30, 2009 and December 31, 2008  include a gain of $38,405 and a charge of $10,908 for unrealized holding losses on trading securities.  For the six months ended June 30, 2009 and December 31, 2008, other comprehensive income includes an unrealized holding gain (loss) on available-for-sale securities of $(53,090) and $2,300.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the six months ended June 30, 2009 and 2008, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:
	For the six months Ended
	June 30,
	2009	2008
Trading securities:
Sales Proceeds	$252,158	$365,783
Gross Realized Losses	$-	$470,279
Gross Realized Gains	$1,296	$-

Available-for-sale securities:
Sale Proceeds	$-	$-
Gross Realized Losses	$-	$-
Gross Realized Gains	$-	$-

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Trading securities	$148,092	$148,092	$-	$-
Available-for-sale securities	130,410	130,410	$-	$-

Total	$278,502	$278,502	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of June 30, 2009 and  December 31, 2008.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Continued)

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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Continued)

NOTE 4 - UNCERTAIN TAX POSITIONS (continued)

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2008 and 2007, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of June 30, 2009 and December 31, 2008,  $2,582,449 and $2,515,215 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  During the six months ended June 30, 2009 and 2008 , the Company has sold marketable securities acquired under this agreement for $0 and $21,738, respectively, and recorded a net loss on sale of $0 and $4,172, respectively.  As of June 30, 2009 and December 31, 2008, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $0 and $0, respectively.  As of June 30, 2009 and  December 31, 2008, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.

On May 16, 2007, 45,529,411 restricted shares of Eat at Joe’s, LTD were issued by the Board of Directors to Berkshire Capital Management Co, Inc at $0.015 per share in satisfaction of $682,941 in related party accounts payable due to Berkshire Capital Management.  The shares were valued using the fair market value of the stock on the date of issuance.  The fair market value of the stock was determined by the quoted market price of the stock on the date of issuance.

On June 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

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

On February 28, 2008, 16,000,000 shares at $.013 of common stock were issued to the company’s current officers, directors and support staff.  The shares were valued using the fair market value of the stock on the date of issuance.  The fair market value of the stock was determined by the quoted market price of the stock on the date of issuance.  Compensation expense of $208,000 resulting from this issuance has been recorded in the accompanying financial statements.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Continued)

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

Total issue costs were $156,551 which were amortized over the initial terms of the debt with a maturity date of July 31 and September 2, 2001.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Continued)

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 16,501,650 common shares at June 30, 2009).

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations - For the six months ended June 30, 2009, the Company had a net loss of $33,858, composed of a loss from operations of $9,170 and net other expense of $24,688.   For the six months ended June 30, 2008, the Company had a net loss of $745,900 composed of a loss from operations of $234,193 and net other expense of $511,707.  Net other income/loss is primarily due to gains and losses from the sale of marketable securities.

Total Revenues - For the six months ended June 30, 2009 and 2008, the Company had total sales of approximately $660,000 and $780,000 respectively, for a decrease of approximately $120,000.  The overall economic condition of the country has caused airport traffic to decline.  Consumers are spending and traveling less and airlines are eliminating or combining flights.  There is a direct correlation between airport traffic and the Company’s sales, thus the decrease in revenues in 2009 compared to 2008.  As the economy stabilizes and moves toward a recovery, airport traffic is expected to increase and will be reflected in increased sales for the Company.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies remained the same as a percentage of sales from 2008 to 2009. The cost of labor, rent and other general and administrative costs, decreased by 29% as a percentage of sales for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The decrease in these expenses from 2008 to 2009 is primarily due to the recognition of $208,000 of general and administrative expenses related to the issuance of stock in February 2008.  Depreciation and amortization expense decreased by approximately $650 from 2008 to 2009, respectively, due to certain fixed assets reaching the end of their estimated depreciable lives.  Management expects depreciation and amortization to decline until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company has a working capital deficit of approximately $3,486,097.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the six months ended June 30, 2009 and 2008, the Company generated approximately $60,000 and $354,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities.  As of June 30, 2009, the company owns marketable securities valued at $278,502 with corresponding liabilities of 1,248,179 in the form of related party payables of $8,784 and related party notes payable of $1,239,395 (including interest accruing at 6%).

During the six months ended June 30, 2009 and 2008, the Company raised approximately $0 and $42,000 through short-term notes payable and advances from Majority stockholders.  The net proceeds to the Company were used for working capital.  During 2008, the Company repaid $550,000 in shareholder advances from past years. As of June 30, 2009, approximately $1,041,117 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

On May 16, 2007, 45,529,411 restricted shares of Eat at Joe’s, LTD were issued by the Board of Directors to Berkshire Capital Management Co, Inc at $0.015 per share in satisfaction of $682,941.00 in related party accounts payable due to Berkshire Capital Management.  The shares were valued using the fair market value of the stock on the date of issuance.  The fair market value of the stock was determined by the quoted market price of the stock on the date of issuance.

On February 28, 2008, 16,000,000 shares at $.013 of common stock were issued to the company’s current officers, directors and support staff.  The shares were valued using the fair market value of the stock on the date of issuance.  The fair market value of the stock was determined by the quoted market price of the stock on the date of issuance.  Compensation expense of $208,000 resulting from this issuance has been recorded in the accompanying financial statements.

For the six months ended June 30, 2009 and 2008, operating activities used approximately $19,600 and $38,000 in cash .

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

Based on this evaluation as of June 30, 2009, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

DATE: August 14, 2009

By: /s/ Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive & Accounting Officer)