Form 10-K
EAT AT JOES LTD
filed 2010-03-31
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
√  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2009

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

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes     [√] No

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act     [  ] Yes     [√] No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [√] Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitioins of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [√]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $189,489 based on 47,372,129 non affiliate shares outstanding at $0.004 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2009, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 10,000,000 common shares), par value $0.0001.

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

OPERATING LOSSES

The Company has incurred net losses from operations of approximately $4,000 and $366,000 for the  years ended December 31, 2009 and December 31, 2008, respectively.  Such operating losses reflect developmental and other administrative costs for 2009 and 2008.  The Company expects to incur losses in the near future until profitability is achieved.  The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

EMPLOYEES

As of March 29, 2010, the Company had approximately 9 employees, none of whom is represented by a labor union.

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

ITEM 3   LEGAL PROCEEDINGS

NONE

ITEM 4   SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

No matters were subject to a vote of security holders during the year 2009.

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

	High	Low
2008:
First Quarter	$0.015	$0.015
Second Quarter	$0.010	$0.010
Third Quarter	$0.005	$0.004
Fourth Quarter	$0.004	$0.004

2009:
First Quarter	$0.015	$0.005
Second Quarter	$0.005	$0.005
Third Quarter	$0.015	$0.008
Fourth Quarter	$0.010	$0.010

DIVIDENDS

The Company has never declared or paid any cash dividends.  It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2009 was approximately 2,320.

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

Results of Operations - For the years ended December 31, 2009 and 2008, the Company had a net loss from operations of approximately $4,000 and $366,000 respectively.

Total Revenues - For the years ended December 31, 2009 and 2008, the Company had total sales of  approximately $1,274,000 and $1,556,000 respectively, for an decrease of approximately $282,000.  Management believes revenues will grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies decreased as a percentage of sales by approximately 3% from 2008 to 2009.  This decrease can be attributed to several factors, including, but not limited to rebates from manufacturers (off of invoices), the stabilization of dairy products and the streamlining of the menu with a movement to higher profit menu items and the elimination of certain menu items with higher food costs.

The cost of labor increased 2% as a percentage of sales from 2008 to 2009 due to periodic raises.

The cost of rent increased 3% as a percentage of sales from 2008 to 2009.   E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease.  The rent is a fixed cost and sales are variable, so the total rent paid varies from year to year.

Depreciation and amortization expense increased approximately $800 form 2008 to 2009.  This increase is attributable to depreciation from a new asset added in 2009.  Management expects depreciation and amortization to decline until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed.

General and administrative expenses decreased 25% as a percentage of sales from 2008 to 2009.  This decrease is mainly attributable to a decrease in consulting expense of $140,400 from 2008 to 2009, and also to the $208,000 of compensation expense recorded in 2008 from the issuance of common stock.

Interest income and dividend income decreased from 2008 to 2009.  Interest expense decreased approximately $14,500 and dividend income decreased approximately $2,775 from 2008 to 2009.  There was less interest due to overall economic conditions, where banks and other interest or dividend-bearing instruments were paying lower rates.

Interest expense increased approximately $16,600 from 2008 to 2009.  This increase is due to the continuing interest being accrued on notes payable from prior years and the interest on the new notes payable from 2009.

The unrealized gain (loss) on trading securities increased from a loss of $10,908 in 2008 to a gain of $107,562 in 2009.  This change was due to the increasing value of trading securities during 2009.

The realized gain (loss) from the sale of marketable securities changed from a loss of $556,820 in 2008 to a gain of $320,711 in 2009.  This change was due to the increasing value of the trading securities being sold.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, the Company has a working capital deficit of approximately $3,040,239.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During 2009 and 2008, the Company generated approximately $173,000 and $233,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities.  As of December 31, 2009, the company owns marketable securities valued at approximately $711,000 with $1,436,876 in corresponding liabilities..

During 2009 and 2008, the Company has raised approximately $0 and $72,000 through short-term notes payable and advances from majority stockholders.  The net proceeds to the Company were used for working capital.  During 2009 and 2008, the company repaid $60,000and $550,000 in shareholder advances from past years.  As of December 31, 2009, approximately $1,185,000 in advances was due to Joseph Fiore, C.E.O. of the Company.

For the year ended December 31, 2009 and 2008, operating activities used approximately  $5,000 and $167,000 in cash flow.

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

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.   All of the Company’s available-for-sale are marketable securities and have no maturity date.

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

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

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

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the principal executive officer and principal financial officer of Eat at Joe’s, Ltd. have concluded that Eat at Joe’s Ltd.’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 106,577,710 shares of issued and outstanding Common Stock of the Company as of December 31, 2009 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

		# of
Name and Address	Nature of	Shares
of Beneficial Owners	Ownership	Owned	Percent

Directors

Joseph Fiore	Common Stock	57,476,606 *	54%

All Executive Officers	Common Stock	59,205,581 **	56%
and Directors as a Group
(5 persons)

*	Includes 49,143,273 shares of common stock and 2 shares (convertible to 23,255,814 common shares) of Series E convertible preferred shares on an as if converted basis.

**	Includes 50,872,248 shares of common stock and 2 shares (convertible to 23,255,814 common shares) of Series E convertible preferred shares on an as if converted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2009 and 2008, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of December 31, 2009 and 2008,  $2,738,210 and $2,515,215 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  During the year ended December 31, 2009 and 2008 , the Company has sold marketable securities acquired under this agreement for $0 and $26,894, respectively, and recorded a net loss on sale of $0 and $66,560, respectively.  As of December 31, 2009 and 2008, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $0 and $0, respectively.  As of December 31, 2009 and 2008, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

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

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.

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

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2009 and 2008:

Service	2009	2008
Audit Fees	$37,185	$27,093
Audit-Related Fees	-	-
Tax Fees	1,850	1,440
All Other Fees	-	-
Total	$39,035	$28,533

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

The Audit Committee pre-approved 100% of the Company’s 2009 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

ITEM 15. EXHIBITS, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

Financial Statements	Page

Report of Independent Registered Public Accountants	F-1

Consolidated Balance Sheets,
December 31, 2009 and 2008	F-3

Consolidated Statements of Operations,
For The Years Ended December 31, 2009 and 2008	F-5

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income,
For The Years Ended December 31, 2009 and 2008	F-6

Consolidated Statements of Cash Flows, For The Years Ended
December 31, 2009 and 2008	F-7

Notes to Consolidated Financial Statements	F-8

2.	Exhibits

The following exhibits are included as part of this report:

Exhibit
Number	Title of Document
3.1	Articles of Incorporation(1)
3.2	By-laws(1)
3.3	Amended Articles of Incorporation(1)
4.1	Form of Warrant Agreement(1)
10.1	Lease Information Form between E.A.J. PHL, Airport, Inc. and Marketplace Redwood Limited Partnership(1)
10.2	Registration of trade name for Eat at Joe's(1)
10.2	Registration Rights Agreement(1)
21	Subsidiaries of the Company(1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference.

(a)	No reports on Form 8-K were filed.

EAT AT JOE’S LTD. AND SUBSIDIARIES

- : -

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2009 AND 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accountants	F-1

Consolidated Balance Sheets,
December 31, 2009 and 2008	F-3

Consolidated Statements of Operations,
For The Years Ended December 31, 2009 and 2008	F-5

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income,
For The Years Ended December 31, 2009 and 2008	F-6

Consolidated Statements of Cash Flows, For The Years Ended
December 31, 2009 and 2008	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Eat At Joe’s Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Eat At Joe’s Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2009, and 2008 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe’s Ltd., and subsidiaries  as of December 31, 2009,  and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
March 31, 2010

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,238,747	$1,131,017
Receivables	11,560	8,346
Inventory	10,240	9,400
Prepaid expense	15,993	15,570
Loan receivable	112,139	-
Trading securities	262,509	179,049
Available-for-sale securities	448,400	174,800

Total Current Assets	2,099,588	1,518,182

Property and equipment:
Equipment	123,421	118,503
Furniture & Fixtures	3,964	3,964
Leasehold improvements	381,133	381,133
	508,518	503,600
Less accumulated depreciation	(495,779)	(490,846)

Total Property & Equipment	12,739	12,754

Other Assets:
Intangible and other assets net of
amortization of $154,837 and $154,837
for 2009 and 2008, respectively	-	-

Total Other Assets	-	-

TOTAL ASSETS	$2,112,327	$1,530,936

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Continued)

	2009	2008
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$172,205	$176,980
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,591,219	2,515,215
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,988,780	4,917,551

Non-Current Liabilities:
Related party notes payable	151,047	-

Total Liabilities	5,139,827	4,917,551

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
December 31, 2009 and 2008.	10,658	10,658
Additional paid-in capital	13,240,515	13,240,515
Unrealized gain on available-for-sale securities	69,900	2,300
Retained deficit	(16,348,575)	(16,640,090)

Total Stockholders’ Deficit	(3,027,500)	(3,386,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,112,327	$1,530,936

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Revenues	$1,274,154	$1,555,690
Cost of Revenues	492,307	645,952
Gross Margin	781,847	909,738

Expenses
Labor and Related Expenses	382,594	435,900
Rent	187,011	188,923
Depreciation and Amortization	4,933	4,132
Other General and Administrative	211,141	646,496
Total Operating Expenses	785,679	1,275,451
Net Operating Income (Loss)	(3,832)	(365,713)

Other Income (Expense)
Interest income	7,406	22,237
Dividend income	46	2,820
Interest expense	(137,050)	(120,420)
Unrealized gain (loss) on Trading securities	107,562	(10,908)
Gain (Loss) on sale of Marketable
Securities	320,711	(556,820)
Net Other Income (Expense)	298,675	(663,091)

Net Income (Loss) Before Income Taxes	$294,843	$(1,028,804)
Income Tax (Expense) Benefit	(3,328)	(3,226)

Net Income (Loss)	$291,515	$(1,032,030)

Basic and Diluted Income (Loss) Per Common Share:	$-	$(0.01)

Weighted Average Common Shares
Basic	106,577,710	103,998,475
Diluted	116,577,710	127,254,289

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional	Unrealized
	Preferred Stock		Common Stock		Paid-in	Gains (Loses)	Retained
	Shares	Amount	Shares	Amount	Capital	on Securities	Deficit	Total

Balance at January 1, 2008	20,000	$2	90,577,710	$9,058	$13,034,115	$(503,633)	$(15,608,060)	$(3,068,518)

Shares Issued in exchange for
staff compensation	-	-	16,000,000	1,600	206,400	-	-	208,000
Net Loss	-	-	-	-	-	-	(1,032,030)	(1,032,030)
Unrealized Gain (Loss) on
available-for-sale securities	-	-	-	-	-	505,933	-	505,933
Total Comprehensive Loss	-	-	-	-	-	505,933	(1,032,030)	(526,097)

Balance at December 31, 2008	20,000	$2	106,577,710	$10,658	$13,240,515	$2,300	$(16,640,090)	$(3,386,615)

Net Income	-	-	-	-	-	-	291,515	291,515
Unrealized Gain (Loss) on
available-for-sale securities	-	-	-	-	-	67,600	-	67,600
Total Comprehensive Gain	-	-	-	-	-	67,600	291,515	359,115

Balance at December 31, 2009	20,000	$2	106,577,710	$10,658	$13,240,515	$69,900	$(16,348,575)	$(3,027,500)

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008
Cash Flows From Operating Activities
Net gain (loss) for the period	$291,515	$(1,032,030)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	4,933	4,132
Compensation expense on stock issued	-	208,000
Unrealized (gain) loss on trading securities	(107,562)	10,908
(Gain) Loss on sale of marketable securities	(320,711)	556,820
Decrease (Increase) in receivables	(3,214)	(3,288)
Decrease (Increase) in interest receivable	(1,138)	-
Decrease (Increase) in inventory	(840)	(2,500)
Decrease (Increase) in prepaid expense	(423)	(15,051)
(Decrease) Increase in accrued interest payable	137,051	120,421
(Decrease) Increase in accounts payable and accrued liabilities	(4,775)	(14,519)
Net Cash Used in Operating Activities	(5,164)	(167,107)

Cash Flows From Investing Activities
Advance to investment company	(111,000)	-
Purchases of trading securities	(440,098)	(365,995)
Purchases of available-for-sale securities	(146,000)	-
Proceeds from sale of trading securities	874,910	430,656
Proceeds from sale of available-for -sale securities	-	168,498
Purchase of property and equipment	(4,918)	-
Net Cash Provided by Investing Activities	172,894	233,159

Cash Flows From Financing Activities
Advances from majority stockholders	-	71,500
Repayment of notes, advances and related party payables	(60,000)	(550,000)

Net Cash Provided by Financing Activities	(60,000)	(478,500)

Increase (Decrease) in Cash	107,730	(412,448)
Cash at beginning of period	1,131,017	1,543,465
Cash at end of period	$1,238,747	$1,131,017

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$13,398
Income taxes paid during the period	$2,201	$1,525

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes	$150,000	$470,875
Common stock issued for compensation	$-	$208,000
Unrealized gain on trading securities	$107,562	$10,908

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS  ENDED DECEMBER 31, 2009 AND 2008

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
YEARS  ENDED DECEMBER 31, 2009 AND 2008
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred net income for the years ended December 31, 2009 of $291,515 and net loss of  ($1,032,030) for the year ended December 31, 2008, respectively, and the Company used cash from operations of $5,164 and $167,107, respectively.  As of December 31, 2009, the Company had a working capital deficit of $3,040,239.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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
YEARS ENDED DECEMBER 31, 2009 AND 2008
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
YEARS ENDED DECEMBER 31, 2009 AND 2008
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
YEARS  ENDED DECEMBER 31, 2009 AND 2008
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS  ENDED DECEMBER 31, 2009 AND 2008
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

Basic income (loss) per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted  income (loss) per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 10,000,000 and 23,255,814 common shares as of December 31, 2009, and 2008, respectively.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at December 31, 2009 and 2008 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS  ENDED DECEMBER 31, 2009 AND 2008
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investment in Marketable Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.   All of the Company’s available-for-sale are marketable securities and have no maturity date.

The  Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:
	December 31, 2009
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$107,562	$-	$262,509
Available-for-sale securities	$69,900	$-	$448,400

	December 31, 2008
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$10,908	$179,049
Available-for-sale securities	$2,300	$-	$174,800

Results of operations for the years ended December 31, 2009 and 2008 include a gain of $107,562 and a charge of ($10,908) for unrealized holding gains and losses on trading securities.  For the years ended December 31, 2009 and 2008, other comprehensive income includes an unrealized holding gain on available-for-sale securities of $69,900 and $2,300.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS  ENDED DECEMBER 31, 2009 AND 2008
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the years ended December 31, 2009 and 2008, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:
	For the Years Ended
	December 31,
	2009	2008
Trading securities:
Sales Proceeds	$874,910	$430,656
Gross Realized Losses	$-	$116,427
Gross Realized Gains	$320,711	$7,672

Available-for-sale securities:
Sale Proceeds	$-	$168,498
Gross Realized Losses	$-	$448,065
Gross Realized Gains	$-	$-

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
	Fair Value at	in Active	Other	Unobservable
	December 31,	Markets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Trading securities	$262,509	$262,509	$-	$-
Available-for-sale securities	448,400	448,400	$-	$-

Total	$710,909	$710,909	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2009 and 2008.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS  ENDED DECEMBER 31, 2009 AND 2008
(Continued)

NOTE 3 - INCOME TAXES

As of December 31, 2009, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,400,000 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The Company has the following tax assets:
	December 31,	December 31,
	2009	2008
Net Operating Losses	$1,836,000	$2,074,000
Depreciation and Other	102,340	108,800
Valuation Allowance	(1,938,340)	(2,182,800)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:
	December 31,	December 31,
	2009	2008
Provision (Benefit) at US Statutory Rate	$99,900	$(350,200)
Net Operating Losses	251,000	34,000
Depreciation and Other	(106,440)	355,400
Increase (Decrease) in Valuation Allowance	(244,460)	(39,200)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 4 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At December 31, 2009, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of FIN 48.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS  ENDED DECEMBER 31, 2009 AND 2008
(Continued)

NOTE 4 - UNCERTAIN TAX POSITIONS (continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2009:

United States (a)	2006 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2009 and 2008, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of December 31, 2009 and 2008,  $1,012,236 and $1,010,423 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  During the year ended December 31, 2009 and 2008 , the Company has sold marketable securities acquired under this agreement for $0 and $26,894, respectively, and recorded a net loss on sale of $0 and $66,560, respectively.  As of December 31, 2009 and 2008, the remaining securities acquired under this agreement are recorded in the accompanying Balance Sheets at their quoted market value of $0 and $0, respectively.  As of December 31, 2009 and 2008, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

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
YEARS ENDED DECEMBER 31, 2009 AND 2008
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.

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

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
(Continued)

NOTE 6 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a  lease dated April 30, 1997.  E.A.J. PHL Airport pays $7,083 per month basic rent plus 15% -18% of gross revenues above $850,000 under the lease which expires April 2010.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Real Property
2010	28,332
2011	-
2012	-
2013	-
2014	-

Total five year minimum lease payments	$28,332

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
YEARS ENDED DECEMBER 31, 2009 AND 2008
(Continued)

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 10,000,000 common shares at December 31, 2009).

*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 9 - NOTE RECEIVABLE

On September 8, 2009, the company loaned to an unrelated entity an amount of $50,000.  The note is payable within one year from the date of issuance together with interest of 6.0% A.P.R.

On November 24, 2009, the company loaned to an unrelated entity an amount of $1,000.  The note is payable within one year from the date of issuance together with interest of 4.0% A.P.R.

On December 1, 2009, the company loaned to an unrelated entity an amount of $60,000.  The  note is  payable within one year from the date of issuance together with interest of 6.0% A.P.R.

As of December 31, 2009 and 2008, note receivable outstanding was $112,139 and $0 (including accrued interest at 6.0% and 4.0%).

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after December 31, 2009, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through March 31, 2010, which is the date on which the financial statements were issued.

On January 29, 2010, the Company filed certificates of dissolution with the State of Nevada for E.A.J. Echelon, Inc., E.A.J. Owings, Inc., and Regency Communications Group, Inc. (formerly E.A.J. Neshaminy, Inc.).

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

EAT AT JOE'S LTD.

Dated: March 31, 2010

By  /S/     Joseph Fiore
Joseph Fiore,
C.E.O., C.F.O., Chairman, Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 2010.

Signatures and Title

/S/     Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive, Financial
and Accounting Officer)

/S/     James Mylock, Jr.
James Mylock, Jr.
Director

/S/     Tim Matula
Tim Matula
Director