Form 10-Q
period 2010-03-31
EAT AT JOES LTD
filed 2010-05-17
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2010, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 16,556,291 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,297,071	$1,238,747
Receivables	11,164	11,560
Inventory	10,240	10,240
Prepaid expense	15,993	15,993
Loan Receivable	113,520	112,139
Trading securities	64,140	262,509
Available-for-sale securities	136,400	448,400

Total Current Assets	1,648,528	2,099,588

Property and equipment:
Equipment	123,421	123,421
Furniture & fixtures	3,964	3,964
Leasehold improvements	381,133	381,133
	508,518	508,518
Less accumulated depreciation	(497,039)	(495,779)

Total Property & Equipment	11,479	12,739

Other Assets:
Intangible and other assets net of
amortization of $154,837 and $154,837
for 2010 and 2009, respectively	-	-

Total Other Assets	-	-

TOTAL ASSETS	$1,660,007	$2,112,327

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	March 31	December 31,
	2010	2009
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$161,321	$172,205
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,595,723	2,591,219
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,982,400	4,988,780

Non-Current Liabilities:
Related party notes payable	153,324	151,047

Total Liabilities	5,135,724	5,139,827

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
March 31, 2010 and December 31, 2009.	10,658	10,658
Additional paid-in capital	13,240,515	13,240,515
Unrealized gain/loss on available-for-sale securities	(192,719)	69,900
Retained deficit	(16,534,173)	(16,348,575)

Total Stockholders’ Equity	(3,475,717)	(3,027,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,660,007	$2,112,327

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31
	2010	2009

Revenues	$282,126	$311,278
Cost of Revenues	118,141	127,133
Gross Margin	163,985	184,145

Expenses
Labor and Related Expenses	84,172	90,175
Rent	46,784	46,709
Depreciation and Amortization	1,260	1,260
Other General and Administrative	34,766	49,978
Total Operating Expenses	166,982	188,122
Net Operating Income (Loss)	(2,997)	(3,977)

Other Income (Expense)
Interest Income	3,751	1,553
Dividend Income	16	29
Interest Expense	(36,782)	(33,365)
Unrealized Gain (loss) on Trading Securities	(177,978)	54,260
Gain (Loss) on Sale of Marketable
Securities	28,392	32,636
Net Other Income (Expense)	(182,601)	55,113

Net Income (Loss) Before Income Taxes	$(185,598)	$51,136
Income Tax (Expense) Benefit	-	-

Net Income (Loss)	$(185,598)	$51,136

Basic and Diluted Loss Per Common Share:	$0.00	$0.00

Weighted Average Common Shares and Dilutive Potential Convertible Preferred Stock	106,577,710	106,577,710

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended
	March 31,
	2010	2009
Cash Flows From Operating Activities
Net gain (loss) for the period	$(185,598)	$51,136
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	1,260	1,260
Unrealized (gain) loss on trading securities	177,978	(54,260)
(Gain) Loss on sale of marketable securities	(28,392)	(32,636)
Decrease (Increase) in receivables	396	(2,801)
Decrease (Increase) in interest receivable	(1,381)	-
Decrease (Increase) in prepaid expense	-	15,570
(Decrease) Increase in accrued interest payable	36,782	33,366
(Decrease) Increase in accounts payable and accrued liabilities	(10,884)	(9,318)
Net Cash Used in Operating Activities	(9,839)	2,317

Cash Flows From Investing Activities
Purchase of trading securities	(1,925)	(107,500)
Purchase of available-for-sale securities	(15,000)	-
Proceeds from sale of trading securities	115,088	128,345
Proceeds from sale of available-for-sale securities	-	-
Net Cash Provided by Investing Activities	98,163	20,845

Cash Flows From Financing Activities
Advances from majority stockholders	-	-
Repayment of notes, advances and related party payables	(30,000)	-

Net Cash Provided by (Used in) Financing Activities	(30,000)	-

Increase in Cash	58,324	23,162
Cash at beginning of period	1,238,747	1,131,017
Cash at End of Period	$1,297,071	$1,154,179

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$1,800	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gain (loss) on trading securities	$(177,978)	$54,260

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED MARCH 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three  months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred a net loss for the three months ended March 31, 2010 of $185,598 and net income of $51,136 for the three months ended March 31, 2009 and the Company used cash from operations of $9,839 for the three months ended March 31, 2010, and was provided cash of $2,317 for the three months ended March 31, 2009, respectively.  As of March 31, 2010, the Company had a working capital deficit of $3,333,872.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 16,556,291 and 18,518,519 common shares as of March 31, 2010 and 2009, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2010 and 2009 and are thus not considered.

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

Reclassifications

Certain reclassifications have been made in the 2009 financial statements to conform with the 2010 presentation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at March 31, 2010 and December 31, 2009 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

Investments in securities are summarized as follows:
	December 31, 2009
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$107,562	$-	$262,509
Available-for-sale securities	$69,900	$-	$448,400

	March 31, 2010
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$177,978	$64,140
Available-for-sale securities	$-	$192,719	$136,400

Results of operations for the three months ended March 31, 2010 include a charge of $177,978 for unrealized holding losses on trading securities.  Results of operations for the year ended December 31, 2009 include a gain of $107,562 for unrealized holding gains on trading securities.  For the three months ended March 31, 2010, other comprehensive income includes a loss of $192,719 for unrealized holding losses on available-for-sale securities.  For the year ended December 31, 2009, other comprehensive income includes an unrealized holding gain on available-for-sale securities of $69,900.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the three months  ended March 31, 2010 and 2009, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:
	For the three months ended
	March 31,
	2010	2009
Trading securities:
Sales Proceeds	$115,088	$96,344
Gross Realized Losses	$-	$-
Gross Realized Gains	$28,392	$29,615

Available-for-sale securities:
Sale Proceeds	$-	$32,001
Gross Realized Losses	$-	$-
Gross Realized Gains	$-	$3,021

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
	Fair Value at	in Active	Other	Unobservable
	March 31,	Markets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Trading securities	$64,140	$64,140	$-	$-
Available-for-sale securities	136,400	136,400	-	-

Total	$200,540	$200,540	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2010 and December 31, 2009.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2009 and 2008, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of March 31, 2010 and December 31, 2009,  $1,027,496 and $1,012,236 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of March 31, 2010 and December 31, 2009, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Continued)

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 16,556,291 common shares at March 31, 2010).

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

As of March 31, 2010 and December 31, 2009, note receivable outstanding was $113,520 and $112,139 (including accrued interest at 6.0% and 4.0%).

NOTE 10 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after March 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through May 17, 2010, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from April 1, 2010 to May 17, 2010.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2009.

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

The restaurant industry is an intensely competitive one, where price, service, location, and food quality are critical factors. The Company has many established competitors, ranging from similar casual-style chains to local single unit operations. Some of these competitors have substantially greater financial resources and may be established or indeed become established in areas where the Eat at Joe's Company operates. The restaurant industry may be affected by changes in customer tastes, economic, demographic trends, and traffic patterns. Factors such as inflation, increased supplies costs and the availability of suitable employees may adversely affect the restaurant industry in general and the Eat at Joe's Company Restaurant in particular. Significant numbers of the Eat at Joe's personnel are paid at rates related to the federal minimum wage and accordingly, any changes in this would affect the Company's labor costs.Over the next twelve months, the company will maintain operations as they currently exist. We do not anticipate the hiring of new full-time employees or the need for additional funds to satisfy cash requirements. Expansion within the current location is not viable, however management may seek to make acquisitions of established businesses, or, if a desirable location becomes available, we may elect to expand the concept. Locations would be sought in heavily trafficked areas, such as within an airport, train station, etc. We have not found any such location as of the date of this filing and no agreements are in place.

Results of Operations - For the three months ended March 31 2010, the Company had a net loss of $185,598, composed of a loss from operations of $2,997 and net other loss of $182,601. For the three months ended March 31, 2009, the Company had a net income of $51,136 composed of a loss from operations of $3,977 and net other income of $55,113. Net other income/loss is primarily due to gains and losses from the sale of trading and available for sale securities.

Total Revenues - For the three months ended March 31, 2010 and 2009, the Company had total sales of approximately $282,000 and $311,000 respectively, for a decrease of approximately $29,000. The overall economic condition of the country has caused airport traffic to decline. Consumers are spending and traveling less and airlines are eliminating or combining flights. There is a direct correlation between airport traffic and the Company’s sales, thus the decrease in revenues in 2010 compared to 2009. As the economy stabilizes and moves toward a recovery, airport traffic is expected to increase and will be reflected in increased sales for the Company.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies remained the same as a percentage of sales from 2010 to 2009. The cost of labor, rent and other general and administrative costs, remained the same as a percentage of sales for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Depreciation and amortization expense remained the same from 2009 to 2010, respectively, due to certain fixed assets reaching the end of their estimated depreciable lives. Management expects depreciation and amortization to decline until the Company can carry out its expansion plans. Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company has a working capital deficit of approximately $3,333,872. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the three months ended March 31, 2010 and 2009, the Company generated approximately $98,000 and $21,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities. As of March 31, 2010, the company owns marketable securities valued at $200,540 with corresponding liabilities of 1,428,398 in the form of related party payables of $8,784 and related party notes payable of $1,419,615 (including interest accruing at 6%).

During the three months ended March 31, 2010 and 2009, the Company raised approximately $0 and $0 through short-term notes payable and advances from Majority stockholders. The net proceeds to the Company were used for working capital. During 2009, the Company repaid $60,000 in shareholder advances from past years. As of March 31, 2010, approximately $1,027,496 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

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

For the three months ended March 31, 2010 and 2009, operating activities provided (used) approximately ($9,900) and $2,300 in cash.

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

Based on this evaluation as of March 31, 2010, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

EAT AT JOE'S LTD.
(Registrant)

DATE: May 17, 2010	By: /s/ Joseph Fiore	Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive & Accounting Officer)