Form 10-Q
period 2010-06-30
EAT AT JOES LTD
filed 2010-08-16
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2010, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 12,500,000 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,162,042	$1,238,747
Receivables	9,888	11,560
Inventory	10,240	10,240
Prepaid expense	17,292	15,993
Loan Receivable	114,920	112,139
Trading securities	35,585	262,509
Available-for-sale securities	42,000	448,400

Total Current Assets	1,391,967	2,099,588

Property and equipment:
Equipment	123,421	123,421
Furniture & fixtures	3,964	3,964
Leasehold improvements	381,133	381,133
	508,518	508,518
Less accumulated depreciation	(498,219)	(495,779)

Total Property & Equipment	10,299	12,739

Other Assets:
Intangible and other assets net of
amortization of $154,837 and $154,837
for 2010 and 2009, respectively	-	-

Total Other Assets	-	-

TOTAL ASSETS	$1,402,266	$2,112,327

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	June 30,	December 31,
	2010	2009
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$165,035	$172,205
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,439,637	2,591,219
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,830,028	4,988,780

Non-Current Liabilities:
Related party notes payable	155,636	151,047

Total Liabilities	4,985,664	5,139,827

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
June 30, 2010 and December 31, 2009.	10,658	10,658
Additional paid-in capital	13,240,515	13,240,515
Unrealized gain/loss on available-for-sale securities	(121,519)	69,900
Retained deficit	(16,713,054)	(16,348,575)

Total Stockholders’ Equity	(3,583,398)	(3,027,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,402,266	$2,112,327

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$290,525	$348,827	$572,651	$660,105
Cost of Revenues	89,233	130,211	207,374	257,344
Gross Margin	201,292	218,616	365,277	402,761

Expenses
Labor and Related Expenses	78,144	92,735	162,316	182,910
Rent	53,913	46,734	100,697	93,443
Depreciation and Amortization	1,180	1,260	2,440	2,520
Other General and Administrative	81,863	83,080	116,629	133,058
Total Operating Expenses	215,100	223,809	382,082	411,931
Net Operating Income (Loss)	(13,808)	(5,193)	(16,805)	(9,170)

Other Income (Expense)
Interest Income	2,669	1,261	6,420	2,814
Dividend Income	20	2	36	31
Interest Expense	(36,226)	(33,869)	(73,008)	(67,234)
Unrealized Gain (loss) on Trading Securities	40,740	(15,855)	(137,238)	38,405
Gain (Loss) on Sale of Marketable
Securities	(172,276)	(31,340)	(143,884)	1,296
Net Other Income (Expense)	(165,073)	(79,801)	(347,674)	(24,688)

Net Income (Loss) Before Income Taxes	$(178,881)	$(84,994)	$(364,479)	$(33,858)
Income Tax (Expense) Benefit	-	-	-	-

Net Income (Loss)	$(178,881)	$(84,994)	$(364,479)	$(33,858)

Basic and Diluted Loss Per Common Share:	$-	$-	$-	$-

Weighted Average Common Shares and Dilutive Potential Convertible Preferred Stock	106,577,710	106,577,710	106,577,710	106,577,710

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended
	June 30,
	2010	2009
Cash Flows From Operating Activities
Net gain (loss) for the period	$(364,479)	$(33,858)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	2,440	2,520
Unrealized (gain) loss on trading securities	137,238	(38,405)
(Gain) Loss on sale of marketable securities	143,884	(1,296)
Decrease (Increase) in receivables	1,672	(2,926)
Decrease (Increase) in interest receivable	(2,781)	-
Decrease (Increase) in prepaid expense	(1,299)	(25)
(Decrease) Increase in accrued interest payable	73,008	67,234
(Decrease) Increase in accounts payable and accrued liabilities	(7,170)	(12,883)
Net Cash Used in Operating Activities	(17,487)	(19,639)

Cash Flows From Investing Activities
Purchase of trading securities	(7,234)	(181,500)
Purchase of available-for-sale securities	(25,000)	(11,000)
Proceeds from sale of trading securities	193,016	252,158
Proceeds from sale of available-for-sale securities	-	-
Net Cash Provided by Investing Activities	160,782	59,658

Cash Flows From Financing Activities
Advances from majority stockholders	-	-
Repayment of notes, advances and related party payables	(220,000)	-
Net Cash Provided by (Used in) Financing Activities	(220,000)	-

Increase in Cash	(76,705)	40,019
Cash at beginning of period	1,238,747	1,131,017
Cash at End of Period	$1,162,042	$1,171,036

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gain(loss) on trading securities	$(137,238)	$38,405

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three  and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred net loss for the six months ended June 30, 2010 and 2009 of $364,479 and $33,858, respectively and the Company used cash from operations of $17,487 and $19,639, respectively.  As of June 30, 2010, the Company had a working capital deficit of $3,438,061.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 (formerly SFAS No. 109, “Accounting for Income Taxes”).  ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Amortization

Intangible assets consist of a trademark registered with the United States of America Patent and Trademark Office with a registration No. 1575696.  Intangible assets are amortized over their estimated useful life of 10 years.

The Company has adopted the Financial Accounting Standards Board ASC 350 (formerly SFAS No., 142,  “Goodwill and Other Intangible Assets”).  ASC 350 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, ASC requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in ASC 350.

The Company has adopted Financial Accounting Standards Board ASC 360 (formerly Statement No. 144).  ASC 360 requires that long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 12,500,000 and 16,501,650 common shares as of June 30, 2010 and 2009, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2010 and 2009 and are thus not considered.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at June 30, 2010 and December 31, 2009 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

Investments in securities are summarized as follows:
	December 31, 2009
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$107,562	$-	$262,509
Available-for-sale securities	$69,900	$-	$448,400

	June 30, 2010
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$137,238	$35,585
Available-for-sale securities	$-	$121,519	$42,000

Results of operations for the six months ended June 30, 2010 include a charge of $137,238 for unrealized holding losses on trading securities.  Results of operations for the year ended December 31, 2009 include a gain of $107,562 for unrealized holding gains on trading securities.  For the six  months ended June 30, 2010, other comprehensive income includes a loss of $121,519 for unrealized holding losses on available-for-sale securities.  For the year ended December 31, 2009, other comprehensive income includes an unrealized holding gain on available-for-sale securities of $69,900.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the six months  ended June 30, 2010 and 2009, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:
	For the six months ended
	June 30,
	2010	2009
Trading securities:
Sales Proceeds	$193,016	$252,158
Gross Realized Losses	$143,884	$-
Gross Realized Gains	$-	$1,296

Available-for-sale securities:
Sale Proceeds	$-	$-
Gross Realized Losses	$-	$-
Gross Realized Gains	$-	$-

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
	Fair Value at	in Active	Other	Unobservable
	June 30,	Markets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Trading securities	$35,585	$35,585	$-	$-
Available-for-sale securities	$42,000	$42,000	$-	$-
Total	$77,585	$77,585	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of June 30, 2010 and December 31, 2009.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

NOTE 4 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”)). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At June 30, 2010, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of ASC 740.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Continued)

NOTE 4 - UNCERTAIN TAX POSITIONS (continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2009. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2009:

United States (a)	2006 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2009 and 2008, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of June 30, 2010 and December 31, 2009,  $1,042,986 and $1,012,236 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of June 30, 2010 and December 31, 2009, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.  During the quarter ended June 30, 2010, the Company paid $220,000 towards this loan.  At June 30, 2010, $62,518 was due on this loan.

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

On June 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At June 30, 2010, $149,979 was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At June 30, 2010, $119,840 was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At June 30, 2010, $189,849 was due on this loan.

On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $ 55,000, carrying an interest rate of 6% A.P.R.  At June 30, 2010, $64,947 was due on this loan.

On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At June 30, 2010, $54,493 was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $ 126,000, carrying an interest rate of 6% A.P.R.  At June 30, 2010, $144,884 was due on this loan.

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

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R.  At June 30, 2010, $80,910 was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  At June 30, 2010, $156,290 was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At June 30, 2010, $71,006 was due on this loan.

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.  At June 30, 2010, $155,636 was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Continued)

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 12,500,000 common shares at June 30, 2010).

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

As of June 30, 2010 and December 31, 2009, note receivable outstanding was $114,920 and $112,139 (including accrued interest at 6.0% and 4.0%).

NOTE 10 – SUBSEQUENT EVENTS

On July 7, 2010, a certificate of amendment was filed with the Nevada Secretary of State to change the name of E.A.J. Syracuse, Inc. (f/k/a EAJ Shoppingtown, Inc.) to Branded Restaurant Group, Inc.

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

Results of Operations - For the six months ended June 30 2010, the Company had a net loss of $364,497,  composed of a loss from operations of $16,805 and net other loss of $347,674   For the six months ended June 30, 2009, the Company had a net loss of $33,858 composed of a loss from operations of $9,170 and net other loss of $24,688.  Net other income/loss is primarily due to gains and losses from the sale of trading and available for sale securities.

Total Revenues - For the six months ended June 30, 2010 and 2009, the Company had total sales of approximately $573,000 and $660,000  respectively, for a decrease of approximately $87,000.  The overall economic condition of the country has caused airport traffic to decline. Consumers are spending and traveling less and airlines are eliminating or combining flights. There is a direct correlation between airport traffic and the Company’s sales, thus the decrease in revenues in 2010 compared to 2009. As the economy stabilizes and moves toward a recovery, airport traffic is expected to increase and will be reflected in increased sales for the Company.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies remained similar as a percentage of sales from 2010 to 2009. The cost of labor, rent and other general and administrative costs, remained the same as a percentage of sales for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Depreciation and amortization expense decresed by approximately $80 from 2010 to 2009, respectively, due to certain fixed assets reaching the end of their estimated depreciable lives.  Management expects depreciation and amortization to decline  until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, the Company has a working capital deficit of approximately $3,438,061.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the six months ended June 30, 2010 and 2009, the Company generated approximately $161,000 and $60,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities.  As of June 30, 2010, the company owns marketable securities valued at $77,585 with corresponding liabilities of 1,259,135 in the form of related party payables of $8,784 and related party notes payable of $1,250,351 (including interest accruing at 6%).

During the six months ended June 30, 2010 and 2009, the Company raised approximately $0 and $0 through short-term notes payable and advances from Majority stockholders.  The net proceeds to the Company were used for working capital.  During 2009, the Company repaid $60,000 in shareholder advances from past years. As of June 30, 2010, approximately $1,042,986 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

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

For the six months ended June 30, 2010 and 2009, operating activities provided (used) approximately ($17,500) and ($20,000) in cash.

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

Based on this evaluation as of June 30, 2010, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

EAT AT JOE'S LTD.
(Registrant)

DATE: August 16, 2010	By: /s/ Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive & Accounting Officer)