Form 10-Q
period 2010-09-30
EAT AT JOES LTD
filed 2010-11-12
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2010, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 9,803,922 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,164,456	$1,238,747
Receivables	13,388	11,560
Inventory	10,240	10,240
Prepaid expense	17,292	15,993
Loan Receivable	116,338	112,139
Trading securities	36,263	262,509
Available-for-sale securities	45,010	448,400

Total Current Assets	1,402,987	2,099,588

Property and equipment:
Equipment	123,421	123,421
Furniture & fixtures	3,964	3,964
Leasehold improvements	381,133	381,133
	508,518	508,518
Less accumulated depreciation	(499,399)	(495,779)

Total Property & Equipment	9,119	12,739

Other Assets:
Intangible and other assets net of
amortization of $154,837 and $154,837
for 2010 and 2009, respectively	-	-

Total Other Assets	-	-

TOTAL ASSETS	$1,412,106	$2,112,327

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	September 30,	December 31,
	2010	2009
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$164,583	$172,205
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,451,594	2,591,219
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,841,533	4,988,780

Non-Current Liabilities:
Related party notes payable	157,982	151,047

Total Liabilities	4,999,515	5,139,827

STOCKHOLDERS’ EQUITY
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
September 30, 2010 and December 31, 2009.	10,658	10,658
Additional paid-in capital	13,240,515	13,240,515
Unrealized gain/loss on available-for-sale securities	(121,009)	69,900
Retained deficit	(16,717,575)	(16,348,575)

Total Stockholders’ Equity	(3,587,409)	(3,027,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,412,106	$2,112,327

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$354,472	$319,112	$927,123	$979,217
Cost of Revenues	124,898	136,284	332,272	393,628
Gross Margin	229,574	182,828	594,851	585,589

Expenses
Labor and Related Expenses	89,782	87,843	252,098	270,753
Rent	52,206	46,784	152,903	140,227
Depreciation and Amortization	1,180	1,217	3,620	3,737
Other General and Administrative	62,736	31,934	179,365	164,992
Total Operating Expenses	205,904	167,778	587,986	579,709
Net Operating Income (Loss)	23,670	15,050	6,865	5,880

Other Income (Expense)
Interest Income	2,702	1,491	9,122	4,305
Dividend Income	3	7	39	38
Interest Expense	(34,302)	(34,379)	(107,310)	(101,613)
Unrealized Gain (loss) on Trading Securities	(746)	37,038	(137,984)	75,443
Gain (Loss) on Sale of Marketable
Securities	4,152	152,960	(139,732)	154,256
Net Other Income (Expense)	(28,191)	157,117	(375,865)	132,429

Net Income (Loss) Before Income Taxes	$(4,521)	$172,167	$(369,000)	$138,309
Income Tax (Expense) Benefit	-	-	-	-

Net Income (Loss)	$(4,521)	$172,167	$(369,000)	$138,309

Basic and Diluted Loss Per Common Share:	$-	$-	$-	$-

Weighted Average Common Shares and Dilutive Potential Convertible Preferred Stock	116,381,632	119,077,710	116,381,632	119,077,710

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended
	September 30,
	2010	2009
Cash Flows From Operating Activities
Net gain (loss) for the period	$(369,000)	$138,309
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	3,620	3,737
Unrealized (gain) loss on trading securities	137,984	(75,443)
(Gain) Loss on sale of marketable securities	139,732	(154,256)
Decrease (Increase) in receivables	(1,828)	(2,954)
Decrease (Increase) in interest receivable	(4,199)	-
Decrease (Increase) in prepaid expense	(1,299)	(25)
(Decrease) Increase in accrued interest payable	107,310	101,613
(Decrease) Increase in accounts payable and accrued liabilities	(7,621)	(19,395)
Net Cash Used in Operating Activities	4,699	(8,414)

Cash Flows From Investing Activities
Advance to investment company	-	(50,181)
Purchase of trading securities	(15,305)	(294,675)
Purchase of available-for-sale securities	(27,500)	(80,000)
Proceeds from sale of trading securities	203,815	533,689
Proceeds from sale of available-for-sale securities	-	-
Net Cash Provided by Investing Activities	161,010	108,833

Cash Flows From Financing Activities
Advances from majority stockholders	-	-
Repayment of notes, advances and related party payables	(240,000)	-

Net Cash Provided by (Used in) Financing Activities	(240,000)	-

Increase in Cash	(74,291)	100,419
Cash at beginning of period	1,238,747	1,131,017
Cash at End of Period	$1,164,456	$1,231,436

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gain(loss) on trading securities	$(137,984)	$75,443
.

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three  and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred net loss for the nine months ended September 30, 2010 of $369,000.  As of September 30, 2010, the Company had a working capital deficit of $3,438,546.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Eat At Joe’s, LTD. And its wholly-owned subsidiaries, E.A.J. Hold, Inc., a Nevada corporation (“Hold”),  E.A.J. PHL Airport, Inc., a Pennsylvania corporation, E.A.J. Shoppes, Inc., a Nevada corporation, E.A.J. Cherry Hill, Inc., a Nevada corporation, E.A.J. Neshaminy, Inc., a Nevada corporation, E.A.J. PM, Inc., a Nevada corporation, E.A.J. Echelon, Inc., a Nevada corporation, E.A.J. Market East, Inc., a Nevada corporation, E.A.J. MO, Inc., a Nevada corporation, Branded Restaurant Group, Inc. (formerly E.A.J. Syracuse, Inc.), a Nevada corporation, E.A.J. Walnut Street, Inc., a Nevada corporation, E.A.J. Owings, Inc., a Nevada corporation, and 1398926 Ontario, Inc. and 1337855 Ontario, Inc., British Columbia corporations.  All significant intercompany accounts and transactions have been eliminated.

On January 29, 2010, the Company filed certificates of dissolution with the State of Nevada for E.A.J. Echelon, Inc., E.A.J. Owings, Inc., and Regency Communications Group, Inc. (formerly E.A.J. Neshaminy, Inc.).

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 9,803,922 and 12,500,000 common shares as of September 30, 2010 and 2009, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2010 and 2009 and are thus not considered.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at September 30, 2010 and December 31, 2009 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Investments in securities are summarized as follows:
	December 31, 2009
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$107,562	$-	$262,509
Available-for-sale securities	$69,900	$-	$448,400

	September 30, 2010
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$137,984	$36,263
Available-for-sale securities	$-	$121,009	$45,010

Results of operations for the nine months ended September 30, 2010 include a charge of $137,984 for unrealized holding losses on trading securities.  Results of operations for the year ended December 31, 2009 include a gain of $107,562 for unrealized holding gains on trading securities.  For the nine months ended September 30, 2010, other comprehensive income includes a loss of $121,009 for unrealized holding losses on available-for-sale securities.  For the year ended December 31, 2009, other comprehensive income includes an unrealized holding gain on available-for-sale securities of $69,900.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the nine months  ended September 30, 2010 and 2009, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were:
	For the nine months ended
	September 30,
	2010	2009
Trading securities:
Sales Proceeds	$203,815	$533,689
Gross Realized Losses	$139,732	$-
Gross Realized Gains	$-	$154,256

Available-for-sale securities:
Sale Proceeds	$-	$-
Gross Realized Losses	$-	$-
Gross Realized Gains	$-	$-

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:
		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
	Fair Value at	in Active	Other	Unobservable
	September 30,	Markets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Trading securities	$36,263	$36,263	$-	$-
Available-for-sale securities	$45,010	$45,010	$-	$-

Total	$81,273	$81,273	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2010 and December 31, 2009.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2009 and 2008, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of September 30, 2010 and December 31, 2009,  $1,058,709 and $1,012,236 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of September 30, 2010 and December 31, 2009, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.  During the nine months ended September 30, 2010, the Company paid $210,000 towards this loan.  At September 30, 2010, $43,190 was due on this loan.

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

On June 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At September 30, 2010, $152,239 was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At September 30, 2010, $121,647 was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At September 30, 2010, $192,711 was due on this loan.

On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At September 30, 2010, $65,926 was due on this loan.

On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At September 30, 2010, $55,314 was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R.  At September 30, 2010, $147,068 was due on this loan.

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

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R.  At September 30, 2010, $82,130 was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  At September 30, 2010, $158,646 was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At September 30, 2010, $72,077 was due on this loan.

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.  At September 30, 2010, $157,982 was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Continued)

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 9,803,922 common shares at September 30, 2010).

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

As of September 30, 2010 and December 31, 2009, note receivable outstanding was $116,338 and $112,139 (including accrued interest at 6.0% and 4.0%).

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

Results of Operations - For the nine months ended September 30 2010, the Company had a net loss of $369,000,  composed of a gain from operations of $6,865 and net other loss of $375,865   For the nine months ended September 30, 2009, the Company had a net income of $138,309 composed of a gain from operations of $5,880 and net other gain of $132,429.  Net other income/loss is primarily due to gains and losses from the sale of trading and available for sale securities.

Total Revenues - For the nine months ended September 30, 2010 and 2009, the Company had total sales of approximately $927,000 and $980,000  respectively, for a decrease of approximately $53,000.  The overall economic condition of the country has caused airport traffic to decline. Consumers are spending and traveling less and airlines are eliminating or combining flights. There is a direct correlation between airport traffic and the Company’s sales, thus the decrease in revenues in 2010 compared to 2009. As the economy stabilizes and moves toward a recovery, airport traffic is expected to increase and will be reflected in increased sales for the Company.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies remained similar as a percentage of sales from 2010 to 2009. The cost of labor, rent and other general and administrative costs, remained the same as a percentage of sales for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Depreciation and amortization expense decresed by approximately $117 from 2010 to 2009, respectively, due to certain fixed assets reaching the end of their estimated depreciable lives.  Management expects depreciation and amortization to decline  until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company has a working capital deficit of approximately $3,438,546.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the nine months ended September 30, 2010 and 2009, the Company generated approximately $161,000 and $109,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities.  As of September 30, 2010, the company owns marketable securities valued at $81,273 with corresponding liabilities of $1,257,714 in the form of related party payables of $8,784 and related party notes payable of $1,248,930 (including interest accruing at 6%).

During the nine months ended September 30, 2010 and 2009, the Company raised approximately $0 and $0 through short-term notes payable and advances from Majority stockholders.  The net proceeds to the Company were used for working capital.  During 2009, the Company repaid $60,000 in shareholder advances from past years. As of September 30, 2010, approximately $1,058,709 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

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

For the nine months ended September 30, 2010 and 2009, operating activities provided (used) approximately $4,700 and ($8,400) in cash.

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

Based on this evaluation as of September 30, 2010, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

EAT AT JOE'S LTD.
(Registrant)

DATE: November 8, 2010	By: /s/ Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive & Accounting Officer)