Form 10-K
period 2010-12-31
EAT AT JOES LTD
filed 2011-03-31
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [✓]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No ✓

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $473,721 based on 47,372,129 non affiliate shares outstanding at $0.01 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2010, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 9,433,962 common shares), par value $0.0001.

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

From March 1, 1990 to January 1, 1997, the Company did not engage in any business activities.

On January 1, 1997, the Shareholders adopted a plan of reorganization and merger between the Company and E. A. J. Holding Corp. Inc. (“Hold”) to be effective on or before January 31, 1997.  Under the plan, the Company acquired all the issued and outstanding shares of “Hold”, a Delaware corporation making “Hold” a wholly owned subsidiary of the Company for 5,505,000 common shares of the Company.

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

OPERATING LOSSES

The Company has incurred net income (losses) from operations of approximately $46,000 and ($4,000) for the years ended December 31, 2010 and December 31, 2009, respectively.  Such operating income and losses reflect developmental and other administrative costs for 2010 and 2009.  The Company expects to incur losses in the near future until profitability is achieved.  The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

EMPLOYEES

As of March 29, 2011, the Company had approximately 9 employees, none of whom is represented by a labor union.

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

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated July 6, 2010.  E.A.J. PHL Airport pays $14,000 per month basic rent plus 20% of gross revenues above $1,200,000 under the lease which expires April 30, 2017.

ITEM 3   LEGAL PROCEEDINGS

NONE

ITEM 4   SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

No matters were subject to a vote of security holders during the year 2010.

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

	High	Low
2009:
First Quarter	$ 0.015	$ 0.005
Second Quarter	$ 0.005	$ 0.005
Third Quarter	$ 0.015	$ 0.008
Fourth Quarter	$ 0.010	$ 0.010

2010:
First Quarter	$ 0.01	$ 0.004
Second Quarter	$0.0192	$0.0075
Third Quarter	$ 0.02	$ 0.005
Fourth Quarter	$ 0.015	$ 0.010

DIVIDENDS

The Company has never declared or paid any cash dividends.  It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2010 was approximately 2,320.

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

Results of Operations - For the years ended December 31, 2010 and 2009, the Company had net income (loss) from operations of approximately $46,000 and ($4,000) respectively.

Total Revenues - For the years ended December 31, 2010 and 2009, the Company had total sales of  approximately $1,241,000 and $1,274,000 respectively, for an decrease of approximately $33,000.  The decrease was mainly due to decreases in airport traffic, and the general state of the economy.  Management believes revenues will grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies decreased as a percentage of sales by approximately 5% from 2009 to 2010.  This decrease can be attributed to several factors, including, but not limited to rebates from manufacturers (off of invoices), the stabilization of dairy products and the streamlining of the menu with a movement to higher profit menu items and the elimination of certain menu items with higher food costs.

The cost of labor decreased 3% as a percentage of sales from 2009 to 2010 due to better management criteria.

The cost of rent increased 2% as a percentage of sales from 2009 to 2010.   E.A.J. PHL Airport pays $14,000 per month basic rent plus 20% of gross revenues above $1,200,000 under the lease.  The rent is a fixed cost and sales are variable, so the total rent paid varies from year to year.

Depreciation and amortization expense decreased approximately $100 from 2009 to 2010.  This decrease is attributable to a greater number of assets being fully depreciated.  Management expects depreciation and amortization to decline until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed.

General and administrative expenses increased 1% as a percentage of sales from 2009 to 2010.  This increase is mainly attributable to an increase in other professional services in 2010 as compared to 2009.

Interest income and dividend income decreased from 2009 to 2010.  Interest income decreased approximately $1,300 and dividend income decreased approximately $4 from 2009 to 2010.  There was less interest due to lower interest rates and lower cash balances.

Interest expense increased approximately $5,600 from 2009 to 2010.  This increase is due to the continuing interest being accrued on notes payable from prior years and the interest on the new notes payable from 2009 and 2010.

The unrealized gain (loss) on trading securities decreased from a gain of $107,562 in 2009 to a loss of $187,662 in 2010.  This change was due to the decreasing value of trading securities during 2010.

The realized gain (loss) from the sale of marketable securities changed from a gain of $320,711 in 2009 to a loss of $138,645 in 2009.  This change was due to the decreasing value of the trading securities being sold.

During 2010, the Company recognized $112,139 of expense related to the write-off of notes receivable that were deemed to be uncollectible by the Company.

The Company recognized impairment loss of $90,019 in 2010 related to the available-for-sale securities that were determined to be impaired, and were written down to their current market value.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, the Company has a working capital deficit of approximately $3,407,137.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During 2010 and 2009, the Company generated approximately $155,000 and $173,000 respectfully, in cash from investing activities from the purchase and sale of marketable equity securities.  As of December 31, 2010, the company owns marketable securities valued at approximately $228,000 with $1,327,142 in corresponding liabilities.

During 2010 and 2009, the Company has raised approximately $0 and $0 through short-term notes payable and advances from majority stockholders.  The net proceeds to the Company were used for working capital.  During 2010 and 2009, the company repaid $240,000 and $60,000 in related party loans from past years.  As of December 31, 2010, approximately $1,075,000 in advances was due to Joseph Fiore, C.E.O. of the Company.

For the years ended December 31, 2010 and 2009, cash flows from operating activities provided (used) approximately $58,000 and ($5,000), respectively.

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

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method (Topic 605).  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material impact on its revenue recognition.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In January2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-09). ASU 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2010. Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the principal executive officer and principal financial officer, believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10   DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:
Director's Name	Age	Office	Term Expires

Joseph Fiore	48	Chief Executive Officer,	Next
		Chief Financial Officer,	Annual
		Chairman of the Board of	Meeting
		Director/Secretary

James Mylock, Jr.	43	Director	Next
		Annual
		Meeting

Tim Matula	49	Director	Next
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

ITEM 12   SECURITY OWNERSHIP OF BENEFICIAL OWNERS
AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 106,577,710 shares of issued and outstanding Common Stock of the Company as of December 31, 2010 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2010 and 2009, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of December 31, 2010 and 2009,  $1,074,669 and $1,012,236 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of December 31, 2010 and 2009, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.  During the year ended December 31, 2010, the Company paid $210,000 towards this loan.  At December 31, 2010, $43,841 was due on this loan.
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

On June 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $154,534 was due on this loan.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At December 31, 2010, $123,480 was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $195,616 was due on this loan.

On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $66,919 was due on this loan.

On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $56,148 was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $149,285 was due on this loan.

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

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $83,368 was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  At December 31, 2010, $161,038 was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $73,163 was due on this loan.

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.  At December 31, 2010, $160,364 was due on this loan.

On October 19, 2010, the Company acquired 171,400 shares of Diamond Ranch Foods from Berkshire Capital Management in exchange for a note payable in the amount of $50,000.  The market value of the shares on October 19, 2010 was $1.05 per share, for a total value of $179,970.  As part of this transaction, the Company recorded contributed capital of $129,970, which was the difference in the value of the shares and note payable.  The note is due  in three years and carries an interest rate of 6% A.P.R.  At December 31, 2010, $50,601 was due on this loan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2010 and 2009:

Service	2010	2009
Audit Fees	$33,500	$37,185
Audit-Related Fees	-	-
Tax Fees	1,850	1,850
All Other Fees	-	-
Total	$35,350	$39,035

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company’s 2010 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

ITEM 15. EXHIBITS, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

1           Financial Statements

Page
Report of Independent Registered Public Accountants	F-1

Consolidated Balance Sheets,
December 31, 2010 and 2009	F-3

Consolidated Statements of Operations,
For The Years Ended December 31, 2010 and 2009	F-5

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income,
For The Years Ended December 31, 2010 and 2009	F-6

Consolidated Statements of Cash Flows, For The Years Ended
December 31, 2010 and 2009	F-7

Notes to Consolidated Financial Statements	F-8

2.           Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document
3.1	Articles of Incorporation(1)
3.2	By-laws(1)
3.3	Amended Articles of Incorporation
4.1	Form of Warrant Agreement(1)
10.1	Lease Information Form between E.A.J. PHL, Airport, Inc. and Marketplace Redwood Limited Partnership(1)
10.2	Registration of trade name for Eat at Joe's(1)
10.2	Registration Rights Agreement(1)
21	Subsidiaries of the Company(1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference.

(a)	No reports on Form 8-K were filed.

Robison, Hill & Co.	Certified Public Accountants
A PROFESSIONAL CORPORATION
Brent M. Davies, CPA
David O. Seal, CPA
W. Dale Westenskow, CPA
Barry D. Loveless, CPA
Stephen M. Halley, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Eat At Joe’s Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Eat At Joe’s Ltd., and subsidiaries (a Delaware corporation) as of December 31, 2010, and 2009 and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe’s Ltd., and subsidiaries  as of December 31, 2010,  and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
March 31, 2011

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,212,018	$1,238,747
Receivables	12,900	11,560
Inventory	11,060	10,240
Prepaid expense	17,347	15,993
Loan receivable	-	112,139
Trading securities	173,266	262,509
Available-for-sale securities	55,050	448,400

Total Current Assets	1,481,641	2,099,588

Property and equipment:
Equipment	123,421	123,421
Furniture & Fixtures	3,964	3,964
Leasehold improvements	381,133	381,133
	508,518	508,518
Less accumulated depreciation	(500,577)	(495,779)

Total Property & Equipment	7,941	12,739

TOTAL ASSETS	$1,489,582	$2,112,327

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(Continued)

	2010	2009
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$179,423	$172,205
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,483,999	2,591,219
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,888,778	4,988,780

Non-Current Liabilities:
Related party notes payable	210,965	151,047

Total Liabilities	5,099,743	5,139,827

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
December 31, 2010 and 2009.	10,658	10,658
Additional paid-in capital	13,370,485	13,240,515
Unrealized gain on available-for-sale securities	(20,950)	69,900
Retained deficit	(16,970,356)	(16,348,575)

Total Stockholders’ Deficit	(3,610,161)	(3,027,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,489,582	$2,112,327

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Revenues	$1,240,832	$1,274,154
Cost of Revenues	426,550	492,307
Gross Margin	814,282	781,847

Expenses
Labor and Related Expenses	338,722	382,594
Rent	206,201	187,011
Depreciation and Amortization	4,798	4,933
Other General and Administrative	218,077	211,141
Total Operating Expenses	767,798	785,679
Net Operating Income (Loss)	46,484	(3,832)

Other Income (Expense)
Interest income	6,100	7,406
Dividend income	42	46
Interest expense	(142,699)	(137,050)
Write-off of Notes Receivable	(112,139)	-
Unrealized gain (loss) on Trading securities	(187,662)	107,562
Loss from impairment of available-for-sale securities	(90,019)	-
Gain (Loss) on sale of Marketable
Securities	(138,645)	320,711
Net Other Income (Expense)	(665,022)	298,675

Net Income (Loss) Before Income Taxes	$(618,538)	$294,843
Income Tax (Expense) Benefit	(3,243)	(3,328)

Net Income (Loss)	$(621,781)	$291,515

Basic Income (Loss) Per Common Share:	$(0.01)	$-

Weighted Average Common Shares	106,577,710	106,577,710

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional	Unrealized
	Preferred Stock		Common Stock		Paid-in	Gains (Loses)	Retained
	Shares	Amount	Shares	Amount	Capital	on Securities	Deficit	Total

Balance at January 1, 2009	20,000	$2	106,577,710	$10,658	$13,240,515	$2,300	$(16,640,090)	$(3,386,615)

Net Income	-	-	-	-	-	-	291,515	291,515
Unrealized Gain (Loss) on
available-for-sale securities	-	-	-	-	-	67,600	-	67,600
Total Comprehensive Loss	-	-	-	-	-	67,600	291,515	359,115

Balance at December 31, 2009	20,000	$2	106,577,710	$10,658	$13,240,515	$69,900	$(16,348,575)	$(3,027,500)

Contributed Capital	-	-	-	-	129,970	-	-	129,970
Net Loss	-	-	-	-	-	-	(621,781)	(621,781)
Unrealized Gain (Loss) on
available-for-sale securities	-	-	-	-	-	(90,850)	-	(90,850)
Total Comprehensive Gain	-	-	-	-	-	(90,850)	(621,781)	(582,661)

Balance at December 31, 2010	20,000	$2	106,577,710	$10,658	$13,370,485	$(20,950)	$(16,970,356)	$(3,610,161)

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities
Net gain (loss) for the period	$(621,781)	$291,515
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	4,798	4,933
Unrealized (gain) loss on trading securities	187,662	(107,562)
Loss from impairment of available	90,019	-
(Gain) Loss on sale of marketable securities	138,645	(320,711)
Write-off of notes receivable	112,139	-
Decrease (Increase) in receivables	(1,340)	(3,214)
Decrease (Increase) in interest receivable	-	(1,138)
Decrease (Increase) in inventory	(820)	(840)
Decrease (Increase) in prepaid expense	(1,355)	(423)
(Decrease) Increase in accrued interest payable	142,699	137,051
(Decrease) Increase in accounts payable and accrued liabilities	7,218	(4,775)
Net Cash Used in Operating Activities	57,884	(5,164)

Cash Flows From Investing Activities
Advance to investment company	-	(111,000)
Purchases of trading securities	(23,143)	(440,098)
Purchases of available-for-sale securities	(27,500)	(146,000)
Proceeds from sale of trading securities	206,030	874,910
Proceeds from sale of available-for -sale securities	-	-
Purchase of property and equipment	-	(4,918)
Net Cash Provided by Investing Activities	155,387	172,894

Cash Flows From Financing Activities
Advances from majority stockholders	-	-
Repayment of notes, advances and related party payables	(240,000)	(60,000)

Net Cash Provided by Financing Activities	(240,000)	(60,000)

Increase (Decrease) in Cash	(26,729)	107,730
Cash at beginning of period	1,238,747	1,131,017
Cash at end of period	$1,212,018	$1,238,747

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$3,103	$2,201

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes and
contributed capital	$179,970	$150,000
Unrealized gain (loss) on trading securities	$(187,662)	$107,562

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred net loss for the year ended December 31, 2010 of $621,781 and had net income of $291,515 for the year ended December 31, 2009, respectively.  As of December 31, 2010, the Company had a working capital deficit of $3,407,137.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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
YEARS ENDED DECEMBER 31, 2010 AND 2009
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
YEARS ENDED DECEMBER 31, 2010 AND 2009
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
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method (Topic 605).  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material impact on its revenue recognition.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In January2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-09). ASU 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 9,433,962 and 10,000,000 common shares as of December 31, 2010 and 2009, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2010 and 2009 and are thus not considered.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at December 31, 2010 and 2009 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Investments in securities are summarized as follows:
	December 31, 2010
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$187,662	$173,266
Available-for-sale securities	$-	$20,950	$55,050

	December 31, 2009
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$107,562	$-	$262,509
Available-for-sale securities	$69,900	$-	$445,400

Results of operations for the years ended December 31, 2010 and 2009  include a charge of ($187,662) and a gain of $107,562 for unrealized holding gains and losses on trading securities.  For the years ended December 31, 2010, other comprehensive income includes a loss of ($20,950) for unrealized holding losses on available-for-sale securities.  For the year ended December 31, 2009, other comprehensive income includes an unrealized holding gain on available-for-sale securities of $69,900.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the years  ended December 31, 2010 and 2009, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:
	For the years ended
	December 31,
	2010	2009
Trading securities:
Sales Proceeds	$206,030	$874,910
Gross Realized Losses	$138,645	$-
Gross Realized Gains	$-	$320,711

Available-for-sale securities:
Sale Proceeds	$-	$-
Gross Realized Losses	$90,019	$-
Gross Realized Gains	$-	$-

During the year ended December 31, 2010, the Company determined that certain securities classified as available-for-sale, were impaired.  The Company evaluated the securities and determined that the impairment was other than temporary, and the securities basis should be written-down to the fair value of the securities.  The amount of the impairment was $90,019.  The company recorded the impairment by reducing the cost basis of the impaired securities and recording the impairment amount as a charge against income in the statement of operations.

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Trading securities	$173,266	$173,266	$-	$-
Available-for-sale securities	$55,050	$55,050	$-	$-

Total	$228,316	$228,316	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2010 and 2009.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

As of December 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,400,000 that may be offset against future taxable income through 2030.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The Company has the following tax assets:
	December 31,	December 31,
	2010	2009
Net Operating Losses	$1,836,000	$1,836,000
Depreciation and Other	93,840	102,340
Valuation Allowance	(1,929,840)	(1,938,340)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:
	December 31,	December 31,
	2010	2009
Provision (Benefit) at US Statutory Rate	$213,000	$99,900
Net Operating Losses	12,600	251,000
Depreciation and Other	(217,100)	(106,440)
Increase (Decrease) in Valuation Allowance	(8,500)	(244,460)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 4 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”)). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At December 31, 2010, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of ASC 740.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

NOTE 4 - UNCERTAIN TAX POSITIONS (continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2010. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2010:

United States (a)	2007 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2010 and 2009, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of December 31, 2010 and 2009,  $1,074,669 and $1,012,236 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of December 31, 2010 and 2009, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.  During the year ended December 31, 2010, the Company paid $210,000 towards this loan.  At December 31, 2010, $43,841 was due on this loan.

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

On June 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $154,534 was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At December 31, 2010, $123,480 was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $195,616 was due on this loan.

On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $66,919 was due on this loan.

On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $56,148 was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $149,285 was due on this loan.

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

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $83,368 was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  At December 31, 2010, $161,038 was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At December 31, 2010, $73,163 was due on this loan.

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.  At December 31, 2010, $160,364 was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On October 19, 2010, the Company acquired 171,400 shares of Diamond Ranch Foods from Berkshire Capital Management in exchange for a note payable in the amount of $50,000.  The market value of the shares on October 19, 2010 was $1.05 per share, for a total value of $179,970.  As part of this transaction, the Company recorded contributed capital of $129,970, which was the difference in the value of the shares and note payable.  The note is due  in three years and carries an interest rate of 6% A.P.R.  At December 31, 2010, $50,601 was due on this loan.

NOTE 6 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a  lease dated April 30, 1997.  E.A.J. PHL Airport pays $14,000 per month basic rent under the lease which expires April 2017.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Real Property
2011	$168,000
2012	168,000
2013	168,000
2014	168,000
2015	168,000

Total five year minimum lease payments	$840,000

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
YEARS ENDED DECEMBER 31, 2010 AND 2009
(Continued)

NOTE 7 - CONVERTIBLE DEBENTURES (continued)

Total issue costs were $156,551.20 which were amortized over the initial terms of the debt with a maturity date of July 31 and September 2, 2001.

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 9,433,962 common shares at December 31 2010).

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

As of December 31, 2009, note receivable outstanding was $112,139 (including accrued interest at 6.0% and 4.0%).  As of December 31, 2010, the Company determined that these notes were uncollectible.  The notes were written-off and bad debt expense of $112,139 was recorded in the statement of operations.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934,as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

EAT AT JOE'S LTD.

Dated: March 31, 2011

By  /S/     Joseph Fiore
Joseph Fiore,
C.E.O., C.F.O., Chairman, Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 2011.

Signatures and Title

/S/     Joseph Fiore
Joseph Fiore
C.E.O., C.F.O., Chairman, Secretary, Director
(Principal Executive, Financial
and Accounting Officer)

/S/     James Mylock, Jr.
James Mylock, Jr.
Director

/S/     Tim Matula
Tim Matula	Director