Form 10-Q
period 2011-03-31
EAT AT JOES LTD
filed 2011-05-13
CIK 829325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March  31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2011, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 13,513,514 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$956,371	$1,212,018
Receivables	11,138	12,900
Inventory	11,060	11,060
Prepaid expense	55	17,347
Deposit	15,000	-
Trading securities	92,715	173,266
Available-for-sale securities	95,960	55,050

Total Current Assets	1,182,299	1,481,641

Property and equipment:
Equipment	180,921	123,421
Furniture & Fixtures	3,964	3,964
Leasehold improvements	528,133	381,133
	713,018	508,518
Less accumulated depreciation	(501,663)	(500,577)

Total Property & Equipment	211,355	7,941

TOTAL ASSETS	$1,393,654	$1,489,582

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	March 31,	December 31,
	2011	2010
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$147,227	$179,423
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,516,895	2,483,999
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,889,478	4,888,778

Non-Current Liabilities:
Related party notes payable	214,145	210,965

Total Liabilities	5,103,623	5,099,743

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
March 31, 2011 and December 31, 2010.	10,658	10,658
Additional paid-in capital	13,370,485	13,370,485
Unrealized gain on available-for-sale securities	19,960	(20,950)
Retained deficit	(17,111,074)	(16,970,356)

Total Stockholders’ Deficit	(3,709,969)	(3,610,161)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,393,654	$1,489,582

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Revenues	$171,092	$282,126
Cost of Revenues	62,074	118,141
Gross Margin	109,018	163,985

Expenses
Labor and Related Expenses	65,938	84,172
Rent	35,139	46,784
Depreciation and Amortization	1,086	1,260
Other General and Administrative	32,069	34,766
Total Operating Expenses	134,232	166,982
Net Operating Income (Loss)	(25,214)	(2,997)

Other Income (Expense)
Interest income	1,121	3,751
Dividend income	2	16
Interest expense	(36,075)	(36,782)
Unrealized gain (loss) on Trading securities	(80,552)	(177,978)
Gain (Loss) on sale of Marketable
Securities	-	28,392
Net Other Income (Expense)	(115,504)	(182,601)

Net Income (Loss) Before Income Taxes	$(140,718)	$(185,598)
Income Tax (Expense) Benefit	-	-

Net Income (Loss)	$(140,718)	$(185,598)

Basic Income (Loss) Per Common Share:	$-	$-

Weighted Average Common Shares	106,577,710	106,577,710

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2011	2010
Cash Flows From Operating Activities
Net gain (loss) for the period	$(140,718)	$(185,598)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	1,086	1,260
Unrealized (gain) loss on trading securities	80,552	177,978
(Gain) Loss on sale of marketable securities	-	(28,392)
Decrease (Increase) in receivables	1,762	396
Decrease (Increase) in interest receivable	-	(1,381)
Decrease (Increase) in prepaid expense	17,292	-
Decrease (Increase) in deposits	(15,000)	-
(Decrease) Increase in accrued interest payable	36,075	36,782
(Decrease) Increase in accounts payable and accrued liabilities	(32,196)	(10,884)
Net Cash Used in Operating Activities	(51,147)	(9,839)

Cash Flows From Investing Activities
Purchases of trading securities	-	(1,925)
Purchases of available-for-sale securities	-	(15,000)
Proceeds from sale of trading securities	-	115,088
Proceeds from sale of available-for -sale securities	-	-
Purchase of property and equipment	(204,500)	-
Net Cash Provided by Investing Activities	(204,500)	98,163

Cash Flows From Financing Activities
Advances from majority stockholders	-	-
Repayment of notes, advances and related party payables	-	(30,000)
Net Cash Provided by Financing Activities	-	(30,000)

Increase (Decrease) in Cash	(255,647)	58,324
Cash at beginning of period	1,212,018	1,238,747
Cash at end of period	$956,371	$1,297,071
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$1,800

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes and
contributed capital	$-	$-
Unrealized gain (loss) on trading securities	$(80,552)	$(177,978)

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three   months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (continued)

The Company has incurred net loss for the three months ended March 31, 2011 and 2010 $140,718 and $185,598, respectively and the Company used cash from operations of $51,147 and $9,839, respectively.  As of March 31, 2011, the .Company had a working capital deficit of $3,707,179.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-09). ASU 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 13,513,514 and 16,556,291 common shares as of March 31, 2011 and 2010, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2011 and 2010 and are thus not considered.

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

Reclassifications

Certain reclassifications have been made in the 2010 financial statements to conform with the 2011 presentation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at March 31, 2011 and December 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

Investments in securities are summarized as follows:
	December 31, 2010
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$187,662	$173,266
Available-for-sale securities	$-	$20,950	$55,050

	March 31, 2011
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$-	$80,552	$92,715
Available-for-sale securities	$19,960	$-	$95,960

Results of operations for the three months ended March 31, 2011 include a charge of $80,552 for unrealized holding losses on trading securities.  Results of operations for the year ended December 31, 2010, include a charge of $187,662 for unrealized holding losses on trading securities. For the three months ended March 31, 2011, other comprehensive income includes a gain of $19,960 for unrealized holding gains on available-for-sale securities.  For the year ended December 31, 2010, other comprehensive income includes an unrealized holding loss on available-for-sale securities of $20,950.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the three months ended March 31, 2011 and 2010, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:
	For the three months ended
	March 31,
	2011	2010
Trading securities:
Sales Proceeds	$-	$115,088
Gross Realized Losses	$-	$-
Gross Realized Gains	$-	$28,392

Available-for-sale securities:
Sale Proceeds	$-	$-
Gross Realized Losses	$-	-
Gross Realized Gains	$-	$-

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Trading securities	$92,715	$92,715	$-	$-
Available-for-sale securities	$95,960	$95,960	$-	$-

Total	$188,675	$188,675	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of March 31, 2011 and December 31, 2010.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Continued)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2010 and 2009, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of March 31, 2011and December 31, 2010,  $1,090,870 and $1,074,669 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of March 31, 2011 and December 31, 2010, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.  During the year ended December 31, 2010, the Company paid $210,000 towards this loan.  At March 31, 2011 and December 31, 2010, $44,502 and $43,841, respectively was due on this loan.

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

On June 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At March 31, 2011 and December 31, 2010, $156,864 and $154,534 was due on this loan, respectively.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At March 31, 2011 and December 31, 2010, $125,342 and $123,480 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At March 31, 2011 and December 31, 2010, $198,565 and $195,616 was due on this loan, respectively.

On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At March 31, 2011 and December 31, 2010, $67,928 and $66,919, respectively, was due on this loan.

On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At March 31, 2011 and December 31, 2010, $56,995 and $56,148, respectively,  was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R.  At March 31, 2011 and December 31, 2010, $151,536 and $149,285, respectively,  was due on this loan.

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

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R.  At March 31, 2011 and December 31, 2010, $84,625 and $83,368, respectively, was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  At March 31, 2011 and December 31, 2010, $163,466 and $161,038, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At March 31, 2011 and December 31, 2010, $74,266 and $73,163, respectively, was due on this loan.

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.  At March 31, 2011 and December 31, 2010, $$162,781 and $160,364, respectively, was due on this loan.

On October 19, 2010, the Company acquired 171,400 shares of Diamond Ranch Foods from Berkshire Capital Management in exchange for a note payable in the amount of $50,000.  The market value of the shares on October 19, 2010 was $1.05 per share, for a total value of $179,970.  As part of this transaction, the Company recorded contributed capital of $129,970, which was the difference in the value of the shares and note payable.  The note is due  in three years and carries an interest rate of 6% A.P.R.  At March 31, 2011 and December 31, 2010, $51,364 and $50,601, respectively was due on this loan.

NOTE 6 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease.  The original lease dated April 30, 1997 expired in April 2010 and was renegotiated and extended for another 7 years expiring in April 2017.  E.A.J. PHL Airport pays $14,000 per month basic rent under the lease.

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

EAT AT JOE’S LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Continued)

NOTE 7 - CONVERTIBLE DEBENTURES (continued)

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
*
Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 13,513,514 common shares at March 31, 2011).

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

As of December 31, 2009, note receivable outstanding was $112,139 (including accrued interest at 6.0% and 4.0%).  As of December 31, 2010, the Company determined that these notes were uncollectible.  The notes were written-off and bad debt expense of $112,139 was recorded in the statement of operations

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations - For the three months ended March 31, 2011, the Company had a net loss of $140,718,  composed of a loss from operations of $25,214 and net other loss of $115,504   For the three months ended March 31, 2010, the Company had a net loss of $185,598 composed of a loss from operations of $2,997 and net other loss of $182,601.  Net other income/loss is primarily due to gains and losses from the sale of trading and available for sale securities.

Total Revenues - For the three months ended March 31, 2011 and 2010, the Company had total sales of approximately $171,000 and $282,000  respectively, for a decrease of approximately $111,000.  The decrease is mainly due to the restaurant being closed effective February 21, 2011 for remodeling.  The restaurant is scheduled to reopen on or about May 20, 2011.  Also, the overall economic condition of the country has caused airport traffic to decline. Consumers are spending and traveling less and airlines are eliminating or combining flights. There is a direct correlation between airport traffic and the Company’s sales.  As the economy stabilizes and moves toward a recovery, airport traffic is expected to increase and will be reflected in increased sales for the Company.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies slightly decreased as a percentage of sales from 2011 to 2010. This was mainly due to the restaurant being closed for remodeling.

Depreciation and amortization expense decreased by approximately $174 from 2011 to 2010, respectively, due to certain fixed assets reaching the end of their estimated depreciable lives.  Management expects depreciation and amortization to decline  until the Company can carry out its expansion plans.  Depreciation expense will increase as these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, the Company has a working capital deficit of approximately $3,707,179.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the three months ended March 31, 2011, the Company used approximately $204,500 in cash from investing activities.  The cash was used for purchase of equipment and improvements due to the restaurant remodeling.  For the three months ended March 31, 2010, the Company generated approximately $98,000  in cash from investing activities from the purchase and sale of marketable equity securities.  As of March 31, 2011, the company owns marketable securities valued at $188,675 with corresponding liabilities of $1,347,018 in the form of related party payables of $8,784 and related party notes payable of $1,338,234 (including interest accruing at 6%).

During the three months ended March 31, 2011 and 2010, the Company raised approximately $0 and $0 through short-term notes payable and advances from Majority stockholders.  The net proceeds to the Company were used for working capital.  During the three months ended March 31, 2010, the Company repaid $30,000 in shareholder advances from past years. As of March 31, 2011, approximately $1,090,870 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

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

For the three months ended March 31, 2011 and 2010, operating activities provided (used) approximately ($51,000) and ($9,800) in cash.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-09). ASU 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

Based on this evaluation as of March 31, 2011, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

  DATE:   May 13, 2011

  By:  /s/ Joseph Fiore
                Joseph Fiore
                C.E.O., C.F.O., Chairman, Secretary, Director
               (Principal Executive & Accounting Officer)