Form 10-Q
period 2011-09-30
EAT AT JOES LTD
filed 2011-11-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

(914) 725-2700

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes ☐       No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2011, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 9,174,312 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EAT AT JOE’S LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 900,645	$ 1,212,018
Receivables	12,202	12,900
Inventory	11,060	11,060
Prepaid expense	17,347	17,347
Security Deposit	15,000	-
Trading securities	234,382	173,266
Available-for-sale securities	230,890	55,050

Total Current Assets	1,421,526	1,481,641

Property and equipment:
Equipment	205,548	123,421
Furniture and fixtures	3,964	3,964
Leasehold improvements	650,802	381,133
	860,314	508,518
Less accumulated depreciation	(516,388)	(500,577)

Total Property & Equipment	343,926	7,941

TOTAL ASSETS	$ 1,765,452	$ 1,489,582

EAT AT JOE’S LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

	(Unaudited)
	September 30,	December 31,
	2011	2010
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$ 162,112	$ 179,423
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,609,405	2,483,999
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,996,873	4,888,778

Non-Current Liabilities:
Related party notes payable	220,650	210,965

Total Liabilities	5,217,523	5,099,743

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
September 30, 2011 and December 31, 2010.	10,658	10,658
Additional paid-in capital	13,570,485	13,370,485
Unrealized gain on available-for-sale securities	124,890	(20,950)
Retained deficit	(17,158,106)	(16,970,356)

Total Stockholders’ Deficit	(3,452,071)	(3,610,161)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 1,765,452	$ 1,489,582

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$ 400,967	$ 354,472	$ 735,940	$ 927,123
Cost of Revenues	124,227	124,898	209,162	332,272
Gross Margin	276,740	229,574	526,778	594,851

Expenses
Labor and Related Expenses	96,496	89,782	229,535	252,098
Rent	71,887	52,206	127,731	152,903
Depreciation and Amortization	12,226	1,180	15,811	3,620
Other General and Administrative	77,233	62,736	137,091	179,365
Total Operating Expenses	257,842	205,904	510,168	587,986
Net Operating Income (Loss)	18,898	23,670	16,610	6,865

Other Income (Expense)
Interest Income	580	2,702	2,497	9,122
Dividend Income	16	3	27	39
Interest Expense	(35,955)	(34,302)	(110,090)	(107,310)
Unrealized Gain (loss) on Trading Securities	(80,443)	(746)	(156,096)	(137,984)
Gain (Loss) on Sale of Marketable
Securities	(102,775)	4,152	59,302	(139,732)
Net Other Income (Expense)	(218,577)	(28,191)	(204,360)	(375,865)

Net Income (Loss) Before Income Taxes	$ (199,679)	$ (4,521)	$ (187,750)	$ (369,000)
Income Tax (Expense) Benefit	-	-	-	-

Net Income (Loss)	$ (199,679)	$ (4,521)	$ (187,750)	$ (369,000)

Basic and Diluted Loss Per Common Share:	$ -	$ -	$ -	$ -

Weighted Average Common Shares and Dilutive Potential Convertible Preferred Stock	106,577,710	116,381,632	106,577,710	116,381,632

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2011	2010
Cash Flows From Operating Activities
Net gain (loss) for the period	$ (187,750)	$ (369,000)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	15,811	3,620
Unrealized (gain) loss on trading securities	156,096	137,984
(Gain) Loss on sale of marketable securities	(59,302)	139,732
Decrease (Increase) in receivables	698	(1,828)
Decrease (Increase) in inventory	-	(4,199)
Decrease (Increase) in prepaid expense	-	(1,299)
Decrease (Increase) in security deposit	(15,000)	-
(Decrease) Increase in accrued interest payable	110,090	107,310
(Decrease) Increase in accounts payable and accrued liabilities	(17,311)	(7,621)
Net Cash Used in Operating Activities	3,332	4,699

Cash Flows From Investing Activities
Purchases of trading securities	(320,360)	(15,305)
Purchases of available-for-sale securities	(15,000)	(27,500)
Proceeds from sale of trading securities	667,451	203,815
Proceeds from sale of available-for-sale securities	-	-
Purchase of property and equipment	(351,796)	-
Net Cash Provided by Investing Activities	(19,705)	161,010

Cash Flows From Financing Activities
Repayment of notes, advances and related party payables	(295,000)	(240,000)

Net Cash Provided by Financing Activities	(295,000)	(240,000)

Increase (Decrease) in Cash	(311,373)	(74,291)
Cash at beginning of period	1,212,018	1,238,747
Cash at end of period	$ 900,645	$ 1,164,456

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$ -	$ -
Income taxes paid during the period	$ -	$ -

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes and
contributed capital	$ 700,000	$ -
Unrealized gain (loss) on trading securities	$ (156,096)	$ (137,984)

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Basis of Presentation (continued)

The Company has incurred net income (loss) for the nine months ended September 30, 2011 and 2010 of ($187,750) and ($369,000), respectively and the Company provided (used) cash from operations of $3,332 and $4,699, respectively.  As of September 30, 2011, the .Company had a working capital deficit of $3,575,347.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 10,000,000 and 9,803,922 common shares as of September 30, 2011 and 2010, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2011 and 2010 and are thus not considered.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at September 30, 2011 and December 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Investments in securities are summarized as follows:

December 31, 2010
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ -	$ 187,662	$ 173,266
Available-for-sale securities	$ -	$ 0,950	$ 55,050

September 30, 2011
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ -	$ 156,096	$ 234,382
Available-for-sale securities	$ 124,890	$ -	$ 230,890

Results of operations for the nine months ended September 30, 2011 include a charge of $156,096 for unrealized holding losses on trading securities.  Results of operations for the year ended December 31, 2010, include a charge of $187,662 for unrealized holding losses on trading securities. For the nine months ended September 30, 2011, other comprehensive income includes a gain of $124,890 for unrealized holding gains on available-for-sale securities.  For the year ended December 31, 2010, other comprehensive income includes an unrealized holding loss on available-for-sale securities of $20,950.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the nine months ended September 30, 2011 and 2010, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

For the nine months ended
September 30,
	2011	2010
Trading securities:
Sales Proceeds	$ 667,451	$ 203,815
Gross Realized Losses	$ -	$ 139,732
Gross Realized Gains	$ 59,302	$ -

Available-for-sale securities:
Sale Proceeds	$ -	$ -
Gross Realized Losses	$ -	$ -
Gross Realized Gains	$ -	$ -

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Trading securities	$ 234,382	$ 234,382	$ -	$ -
Available-for-sale securities	$ 230,890	$ 230,890	$ -	$ -

Total	$ 465,272	$ 465,272	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of September 30, 2011 and December 31, 2010.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2010 and 2009, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of September 30, 2011and December 31, 2010, $1,124,008 and $1,074,669 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of September 30, 2011 and December 31, 2010, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.  During the year ended December 31, 2010, the Company paid $210,000 towards this loan.  At September 30, 2011 and December 31, 2010, $45,854 and $43,841, respectively was due on this loan.

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

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At September 30, 2011 and December 31, 2010, $161,629 and $154,534 was due on this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At September 30, 2011 and December 31, 2010, $129,149 and $123,480 was due on this loan, respectively.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At September 30, 2011 and December 31, 2010, $204,597 and $195,616 was due on this loan, respectively.

         On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At September 30, 2011 and December 31, 2010, $69,992 and $66,919, respectively, was due on this loan.

         On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At September 30, 2011 and December 31, 2010, $58,726 and $56,148, respectively,  was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R.  At September 30, 2011 and December 31, 2010, $156,139 and $149,285, respectively,  was due on this loan.

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

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R.  At September 30, 2011 and December 31, 2010, $87,196 and $83,368, respectively, was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  At September 30, 2011 and December 31, 2010, $168,431 and $161,038, respectively, was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At September 30, 2011 and December 31, 2010, $76,522 and $73,163, respectively, was due on this loan.

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.  At September 30, 2011 and December 31, 2010, $167,726 and $160,364, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On October 19, 2010, the Company acquired 171,400 shares of Diamond Ranch Foods from Berkshire Capital Management in exchange for a note payable in the amount of $50,000.  The market value of the shares on October 19, 2010 was $1.05 per share, for a total value of $179,970.  As part of this transaction, the Company recorded contributed capital of $129,970, which was the difference in the value of the shares and note payable.  The note is due in three years and carries an interest rate of 6% A.P.R.  At September 30, 2011 and December 31, 2010, $52,924 and $50,601, respectively was due on this loan.

On May 31, 2011, the Company acquired 500,000 shares of Nuvilex, Inc. from a third party in exchange for a note payable in the amount of $15,000.  During the 2nd quarter, an additional 8,500,000 shares were acquired for $600,000, with $320,000 being paid during the 2nd quarter.  The note is due in the third quarter 2011 and carries an interest rate of 6% A.P.R.  On June 24, 2011, $7,500 was paid on this note.  On September 20, 2011, additional 1,000,000 shares were acquired for $30,000, of which $15,000 was paid and the remainder of $15,000 is due in the fourth quarter 2011.  During the quarter ended September 30, 2011, $287,500 was paid on this note.  At September 30, 2011 and December 31, 2010, $15,000 and $0, respectively, was due on this loan.

On May 17, 2011, the Company acquired 3,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $10,000.  The market value of the shares on May 17, 2011 was $0.07 per share, for a total value of $210,000.  As part of this transaction, the Company recorded contributed capital of $200,000, which was the difference in the value of the shares and the note payable.  The note is due in the third quarter 2011 and carries an interest rate of 6% A.P.R.  This note was extended to the fourth quarter.  At September 30, 2011 and December 31, 2010, $10,225 and $0, respectively, was due on this loan.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

*

No dividends.

*

Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 10,000,000 common shares at September 30, 2011).

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

Results of Operations - For the nine months ended September 30, 2011, the Company had a net loss of $187,750, composed of income from operations of $16,610 and net other loss of $204,360.   For the nine months ended September 30, 2010, the Company had a net loss of $369,000 composed of income from operations of $6,865 and net other loss of $375,865.  Net other income/loss is primarily due to gains and losses from the sale of trading and available for sale securities.

Total Revenues - For the nine months ended September 30, 2011 and 2010, the Company had total sales of approximately $736,000 and $927,000 respectively, for a decrease of approximately $191,000.  The decrease is mainly due to the restaurant being closed effective February 21, 2011 for remodeling.  The restaurant reopened on May 27, 2011.  Also, the overall economic condition of the country has caused airport traffic to decline. Consumers are spending and traveling less and airlines are eliminating or combining flights. There is a direct correlation between airport traffic and the Company’s sales.  As the economy stabilizes and moves toward a recovery, airport traffic is expected to increase and will be reflected in increased sales for the Company.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies slightly decreased as a percentage of sales from 2011 to 2010. This was mainly due to the restaurant being closed for remodeling.  The cost of labor, rent and other general and administrative costs, were slightly higher as a percentage of sales for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Depreciation and amortization expense increased by approximately $12,000 from 2011 to 2010, respectively, due to new fixed assets being placed in service during the renovation.  Depreciation expense will increase now that these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, the Company has a working capital deficit of approximately $3,575,347.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the nine months ended September 30, 2011, the Company used approximately $20,000 in cash for investing activities.  Cash of approximately $352,000 was used for purchase of equipment and improvements due to the restaurant remodeling.  Net cash of approximately $332,000 was provided from the purchase and sale of marketable equity securities for the nine months ended September 30, 2011.  For the nine months ended September 30, 2010, the Company generated approximately $161,000 in cash from investing activities from the purchase and sale of marketable equity securities.  As of September 30, 2011, the company owns marketable securities valued at $465,272 with corresponding liabilities of $1,412,894 in the form of related party payables of $8,784 and related party notes payable of $1,404,110 (including interest accruing at 6%).

During the nine months ended September 30, 2011, the Company repaid approximately $295,000 in short-term notes payable.  During the nine months ended September 30, 2010, the Company repaid $240,000 in shareholder advances from past years. As of September 30, 2011, approximately $1,124,008 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

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

For the nine months ended September 30, 2011 and 2010, operating activities provided (used) approximately $3,332 and $4,699 in cash.

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

Critical Accounting Policies - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

(b)

Changes in Internal Controls

Based on this evaluation as of September 30, 2011, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files for the Eat at Joe’s Ltd. Form 10Q for the period ended September 30, 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 EAT AT JOE'S LTD.

(Registrant)

DATE:     November 14, 2011

By:    /s/ Joseph Fiore

Joseph Fiore

C.E.O., C.F.O., Chairman, Secretary, Director

(Principal Executive & Accounting Officer)