Form 10-K
period 2011-12-31
EAT AT JOES LTD
filed 2012-03-30
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2011

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
Title of Each Class Name of Each Exchange on which Registered

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes     [X] No

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act     [  ] Yes     [X] No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $473,721 based on 47,372,129 non affiliate shares outstanding at $0.01 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2011, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 17,241,379 common shares), par value $0.0001.

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

ITEM 1   BUSINESS

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

In addition to its wholly owned subsidiary, Hold, the Company has thirteen wholly owned subsidiaries:

•

E.A.J. PHL Airport, Inc. a Pennsylvania corporation,

•

E.A.J. Shoppes, Inc., a Nevada corporation,

•

E.A.J. Cherry Hill, Inc., a Nevada corporation,

•

E.A.J. Neshaminy, Inc., a Nevada corporation,

•

E.A.J. PM, Inc., a Nevada corporation,

•

E.A.J. Echelon, Inc., a Nevada corporation,

•

E.A.J. Market East, Inc., a Nevada corporation,

•

E.A.J. MO, Inc., a Nevada corporation,

•

Branded Restaurant Group, Inc. (formerly E.A.J. Syracuse, Inc.), a Nevada corporation,

•

E.A.J. Walnut Street, Inc., a Nevada corporation,

•

E.A.J. Owings, Inc., a Nevada corporation.

•

1337855 Ontario Inc., an Ontario corporation,

•

1398926 Ontario Inc., an Ontario corporation.

On January 29, 2010, the Company filed certificates of dissolution with the State of Nevada for E.A.J. Echelon, Inc., E.A.J. Owings, Inc., and Regency Communications Group, Inc. (formerly E.A.J. Neshaminy, Inc.).

On April 14, 2011, the Company filed certificates of dissolution with the State of Nevada for E.A.J. Hold, Inc., E.A.J. PM, Inc., and Branded Restaurant Group, Inc. (formerly E.A.J. Syracuse, Inc.).

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

OPERATING LOSSES

The Company has incurred net income (losses) from operations of approximately $42,000 and $46,000 for the years ended December 31, 2011 and December 31, 2010, respectively.  Such operating income and losses reflect developmental and other administrative costs for 2011 and 2010.  The Company expects to incur losses in the near future until profitability is achieved.  The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

EMPLOYEES

As of March 29, 2012, the Company had approximately 11 employees, none of whom is represented by a labor union.

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

ITEM 2   PROPERTIES

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

ITEM 3   LEGAL PROCEEDINGS

NONE.

ITEM 4   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5   MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2010:
First Quarter	$ 0.01	$ 0.004
Second Quarter	$ 0.0192	$ 0.0075
Third Quarter	$ 0.02	$ 0.005
Fourth Quarter	$ 0.015	$ 0.010
2011:
First Quarter	$ 0.014	$ 0.005
Second Quarter	$ 0.0144	$ 0.005
Third Quarter	$ 0.014	$ 0.01
Fourth Quarter	$ 0.014	$ 0.0052

DIVIDENDS

The Company has never declared or paid any cash dividends.  It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2011 was approximately 2,320.

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

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations - For the years ended December 31, 2011 and 2010, the Company had net income (loss) from operations of approximately $42,000 and $46,000, respectively.

Total Revenues - For the years ended December 31, 2011 and 2010, the Company had total sales of  approximately $1,078,000 and $1,241,000 respectively, for an decrease of approximately $163,000.  The decrease was mainly due to the restaurant closing for renovation from February 2011 to May 2011, and the general state of the economy.

Management believes revenues will grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies decreased as a percentage of sales by approximately 4% from 2010 to 2011.  This decrease can be attributed to several factors, including, but not limited to rebates from manufacturers (off of invoices), the stabilization of dairy products and the streamlining of the menu with a movement to higher profit menu items and the elimination of certain menu items with higher food costs.

The cost of labor increased 3% as a percentage of sales from 2010 to 2011.  There were no sales for a little over three months while the restaurant was closed for renovations.  However, managers were paid during this time in order to have a company representative on location at all times during construction and there were some part-time employees paid to help clean out the restaurant just prior to construction and were also paid to help restock the restaurant prior to reopening. Also, in 2011 the company began having at least two employees in the restaurant at all times whereas in 2010 there was one employee in the restaurant during the early hours of approximately 4 am to 6 am.

The cost of rent remained constant as a percentage of sales from 2010 to 2011.   E.A.J. PHL Airport pays $14,000 per month basic rent plus 20% of gross revenues above $1,200,000 under the lease.  The rent is a fixed cost and sales are variable, so the total rent paid varies from year to year.

Depreciation and amortization expense increased approximately $23,000 from 2010 to 2011.  This increase is attributable to the renovation and purchase of new equipment.  Depreciation expense will increase as these plans are completed.

General and administrative expenses decreased 1% as a percentage of sales from 2010 to 2011.  This decrease is mainly attributable to the restaurant being closed for three months for remodeling, and a decrease in other professional services in 2011 as compared to 2010.

Interest income and dividend income decreased from 2010 to 2011.  Interest income decreased approximately $3,150 and dividend income decreased approximately $15 from 2010 to 2011.  There was less interest due to lower interest rates and lower cash balances.

Interest expense increased approximately $1,300 from 2010 to 2011.  This increase is due to the continuing interest being accrued on notes payable from prior years and the interest on the new notes payable from 2010 and 2011.

The unrealized gain (loss) on trading securities decreased from a loss of $187,662 in 2010 to a loss of $105,026 in 2011.  This change was due to the increasing value of trading securities during 2011.

The realized gain (loss) from the sale of marketable securities changed from a loss of $138,645 in 2010 to a gain of $54,317 in 2011.  This change was due to the increasing value of the trading securities being sold.

During 2010, the Company recognized $112,139 of expense related to the write-off of notes receivable that were deemed to be uncollectible by the Company.

The Company recognized impairment loss of $90,019 in 2010 related to the available-for-sale securities that were determined to be impaired, and were written down to their current market value.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, the Company has a working capital deficit of approximately $3,770,308.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During 2011 and 2010, the Company generated (used) approximately ($334,000) and  $155,000, respectfully, in cash from investing activities from the purchase and sale of marketable equity securities and the purchase of property and equipment.  As of December 31, 2011, the company owns marketable securities valued at approximately $494,000 with $1,194,859 in corresponding liabilities.

During 2011 and 2010, the Company has raised approximately $0 and $0 through short-term notes payable and advances from majority stockholders.  The net proceeds to the Company were used for working capital.  During 2011 and 2010, the company repaid $302,500 and $240,000 in related party loans from past years.  As of December 31, 2011, approximately $1,141,000 in advances was due to Joseph Fiore, C.E.O. of the Company.

For the years ended December 31, 2011 and 2010, cash flows from operating activities provided (used) approximately $54,000 and $58,000, respectively.

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

In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220).”  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of ASU 2011-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, FASB issued ASU 2011-05 “Comprehensive Income (Topic 220).”  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures. Management elected early adoption and has presented the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820).” The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include (1) those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments that clarify the Board's intent about the application of  existing fair value measurement and disclosure requirements include (a) the application of the highest and best use and valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (c) disclosures about fair value measurements that clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments in this Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include (a) measuring the fair value of financial instruments that are managed within a portfolio, (b) application of premiums and discounts in a fair value measurement, and (c) additional disclosures about fair value measurements that expand the disclosures about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management does not expect the adoption of ASU 2011-04 to have a material effect on the Company’s financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2011. Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the principal executive officer and principal financial officer, believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS AND

CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires

Joseph Fiore	49	Chief Executive Officer,	Next
		Chief Financial Officer,	Annual
		Chairman of the Board of	Meeting
		Director/Secretary

James Mylock, Jr.	44	Director	Next
		Annual
		Meeting

Tim Matula	50	Director	Next
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

ITEM 11.  EXECUTIVE COMPENSATION

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

  ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 106,577,710 shares of issued and outstanding Common Stock of the Company as of December 31, 2011 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address		# of
of Beneficial Owners	Nature of	Shares
Directors	Ownership	Owned	Percent

Joseph Fiore	Common Stock	66,384,652 *	62%

All Executive Officers	Common Stock	68,113,627 **	64%
and Directors as a Group
(5 persons)

*

Includes 49,143,273 shares of common stock and 2 shares (convertible to 17,241,379 common shares) of Series E convertible preferred shares on an as if converted basis.

**

Includes 50,872,248 shares of common stock and 2 shares (convertible to 17,241,379 common shares) of Series E convertible preferred shares on an as if converted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2011 and 2010, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of December 31, 2011and 2010,  $1,140,952 and $1,074,669 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of December 31, 2011 and 2010, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.  During the year ended December 31, 2010, the Company paid $210,000 towards this loan.  At December 31, 2011 and 2010, $46,545 and $43,841, respectively was due on this loan.

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

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $164,066 and $154,534 was due on this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At December 31, 2011 and 2010, $131,096 and $123,480 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $207,681 and $195,616 was due on this loan, respectively.

         On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $71,047 and $66,919, respectively, was due on this loan.

         On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $59,611 and $56,148, respectively,  was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $158,493 and $149,285, respectively,  was due on this loan.

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

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $88,510 and $83,368, respectively, was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  At December 31, 2011 and 2010, $170,970 and $161,038, respectively, was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $77,676 and $73,163, respectively, was due on this loan.

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.  During the 4th quarter of 2011, this note was paid in full.  At December 31, 2011 and 2010, $0 and $160,364, respectively, was due on this loan.

On October 19, 2010, the Company acquired 171,400 shares of Diamond Ranch Foods from Berkshire Capital Management in exchange for a note payable in the amount of $50,000.  The market value of the shares on October 19, 2010 was $1.05 per share, for a total value of $179,970. As part of this transaction, the Company recorded contributed capital of $129,970, which was the difference in the value of the shares and note payable. The note is due in three years and carries an interest rate of 6% A.P.R. During the 4th quarter of 2011, this note was paid in full. At December 31, 2011 and 2010, $0 and $50,601, respectively was due on this loan.

On May 17, 2011, the Company acquired 3,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $10,000.  The market value of the shares on May 17, 2011 was $0.07 per share, for a total value of $210,000.  As part of this transaction, the Company recorded contributed capital of $200,000, which was the difference in the value of the shares and the note payable.  The note is due on demand and carries an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $10,379 and $0, respectively, was due on this loan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2011 and 2010:

Service	2011	2010
Audit Fees	$34,845	$33,500
Audit-Related Fees	-	-
Tax Fees	1,940	1,850
All Other Fees	-	-
Total	$36,785	$35,350

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

The Audit Committee pre-approved 100% of the Company’s 2011 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

ITEM 15. EXHIBITS, AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of this report.

1

Financial Statements

Page
Report of Independent Registered Public Accountants	F-1

Consolidated Balance Sheets,
December 31, 2011 and 2010	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss),
For The Years Ended December 31, 2011 and 2010	F-4

Consolidated Statement of Changes in Stockholders’ Equity,
For The Years Ended December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows, For The Years Ended
December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7

2.

Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document
3.1	Articles of Incorporation(1)
3.2	By-laws(1)
3.3	Amended Articles of Incorporation
4.1	Form of Warrant Agreement(1)
10.1	Lease Information Form between E.A.J. PHL, Airport, Inc. and Marketplace Redwood Limited Partnership(1)
10.2	Registration of trade name for Eat at Joe's(1)
10.2	Registration Rights Agreement(1)
21	Subsidiaries of the Company(1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference.

(a)

No reports on Form 8-K were filed.

EAT AT JOE’S LTD. AND SUBSIDIARIES

- : -

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2011 AND 2010

TABLE OF CONTENTS

Report of Independent Registered Public Accountants

F-1

Consolidated Balance Sheets, December 31, 2011 and 2010

F-2

Consolidated Statements of Operations and Comprehensive Income (Loss),

For The Years Ended December 31, 2011 and 2010

F-4

Consolidated Statements of Changes in Stockholders’ Deficit

For The Years Ended December 31, 2011 and 2010

F-5

Consolidated Statements of Cash Flows,

For The Years Ended December 31, 2011 and 2010

F-6

Notes to Consolidated Financial Statements

F-7

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

Eat At Joe’s, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Eat At Joe’s, Ltd. and Subsidiaries (a Delaware corporation) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe’s, Ltd. and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

March 30, 2012

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$712,648	$1,212,018
Receivables	12,877	12,900
Inventory	12,100	11,060
Prepaid expense	17,787	17,347
Security Deposit	15,000	-
Trading securities	268,163	173,266
Available-for-sale securities	226,160	55,050

Total Current Assets	1,264,735	1,481,641

Property and equipment:
Equipment	97,594	123,421
Furniture & Fixtures	3,964	3,964
Leasehold improvements	274,637	381,133
	376,195	508,518
Less accumulated depreciation	(35,347)	(500,577)

Total Property & Equipment	340,848	7,941

TOTAL ASSETS	$1,605,583	$1,489,582

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(Continued)

	2011	2010
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$180,723	$179,423
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,628,964	2,483,999
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	5,035,043	4,888,778

Non-Current Liabilities:
Related party notes payable	-	210,965

Total Liabilities	5,035,043	5,099,743

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
December 31, 2011 and 2010.	10,658	10,658
Additional paid-in capital	13,570,485	13,370,485
Unrealized gain (loss) on available-for-sale securities	112,660	(20,950)
Retained deficit	(17,123,265)	(16,970,356)

Total Stockholders’ Deficit	(3,429,460)	(3,610,161)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,605,583	$1,489,582

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenues	$1,077,832	$1,240,832
Cost of Revenues	326,896	426,550
Gross Margin	750,936	814,282

Expenses
Labor and Related Expenses	326,207	338,722
Rent	179,772	206,201
Depreciation and Amortization	27,889	4,798
Other General and Administrative	175,271	218,077
Total Operating Expenses	709,139	767,798
Net Operating Income (Loss)	41,797	46,484

Other Income (Expense)
Interest income	2,950	6,100
Dividend income	27	42
Interest expense	(143,999)	(142,699)
Write-off of Notes Receivable	-	(112,139)
Unrealized gain (loss) on Trading securities	(105,026)	(187,662)
Loss from impairment of available-for-sale securities	-	(90,019)
Gain (Loss) on sale of Marketable
Securities	54,317	(138,645)
Net Other Income (Expense)	(191,731)	(665,022)

Net Income (Loss) Before Income Taxes	$(149,934)	$(618,538)
Income Tax (Expense) Benefit	(2,975)	(3,243)

Net Income (Loss)	$(152,909)	$(621,781)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	133,610	(90,850)

Comprehensive Income (Loss)	$(19,299)	$(712,631)

Basic Income (Loss) Per Common Share:	$(0.00)	$(0.01)

Weighted Average Common Shares	106,577,710	106,577,710

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2011 AND 2010

					Additional	Unrealized
	Preferred Stock		Common Stock		Paid-in	Gains (Losses)	Retained
	Shares	Amount	Shares	Amount	Capital	on Securities	Deficit	Total

Balance at January 1, 2010	20,000	$2	106,577,710	$10,658	$13,240,515	$69,900	$(16,348,575)	$(3,027,500)

Contributed Capital	-	-	-	-	129,970	-	-	129,970
Net Income (Loss)	-	-	-	-	-	-	(621,781)	(621,781)
Unrealized Gain (Loss) on
available-for-sale securities	-	-	-	-	-	(90,850)	-	(90,850)

Balance at December 31, 2010	20,000	$2	106,577,710	$10,658	$13,370,485	$(20,950)	$(16,970,356)	$(3,610,161)

Contributed Capital	-	-	-	-	200,000	-	-	200,000
Net Income (Loss)	-	-	-	-	-	-	(152,909)	(152,909)
Unrealized Gain (Loss) on
available-for-sale securities	-	-	-	-	-	133,610	-	133,610

Balance at December 31, 2011	20,000	$2	106,577,710	$10,658	$13,570,485	$112,660	$(17,123,265)	$(3,429,460)

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash Flows From Operating Activities
Net gain (loss) for the period	$(152,909)	$(621,781)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	27,889	4,798
Loss from impairment of available-for-sale securities	-	90,019
Unrealized (gain) loss on trading securities	105,026	187,662
(Gain) Loss on sale of marketable securities	(54,317)	138,645
Write-off of notes receivable	-	112,139
Decrease (Increase) in receivables	23	(1,340)
Decrease (Increase) in inventory	(1,040)	(820)
Decrease (Increase) in prepaid expense	(440)	(1,355)
Decrease (Increase) in security deposit	(15,000)	-
(Decrease) Increase in accrued interest payable	143,999	142,699
(Decrease) Increase in accounts payable and accrued liabilities	1,300	7,218
Net Cash Used in Operating Activities	54,531	57,884

Cash Flows From Investing Activities
Purchases of trading securities	(618,017)	(23,143)
Purchases of available-for-sale securities	(37,500)	(27,500)
Proceeds from sale of trading securities	682,412	206,030
Proceeds from sale of available-for -sale securities	-	-
Purchase of property and equipment	(360,796)	-
Net Cash Provided by Investing Activities	(333,901)	155,387

Cash Flows From Financing Activities
Repayment of notes, advances and related party payables	(220,000)	(240,000)

Net Cash Provided by Financing Activities	(220,000)	(240,000)

Increase (Decrease) in Cash	(499,370)	(26,729)
Cash at beginning of period	1,212,018	1,238,747
Cash at end of period	$712,648	$1,212,018

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$20,000	$ -
Income taxes paid during the period	$ 3,533	$3,103

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes
and contributed capital	$210,000	$179,970
Unrealized gain (loss) on trading securities	$(105,026)	$(187,662)

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Basis of Presentation (continued)

         The Company has incurred net income (loss) for the year ended December 31, 2011 and 2010 of ($152,909) and ($621,781), respectively and the Company provided (used) cash from operations of $54,531 and $57,884, respectively.  As of December 31, 2011, the Company had a working capital deficit of $3,770,308.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

On April 14, 2011, the Company filed certificates of dissolution with the State of Nevada for E.A.J. Hold, Inc., E.A.J. PM, Inc., and Branded Restaurant Group, Inc. (formerly E.A.J. Syracuse, Inc.).

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

         During 2011, the Company remodeled the restaurant and added leasehold improvements totaling $269,669, and purchased new equipment totaling $91,127.  The old leasehold improvements of $376,165 and old equipment of $116,954 were removed from service and disposed of, resulting in total cost of the property and the corresponding accumulated depreciation of $493,119 being eliminated from the property and related accumulated depreciation accounts.  No gain or loss was recorded on the disposal.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Recent Accounting Standards

In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220).”  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of ASU 2011-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, FASB issued ASU 2011-05 “Comprehensive Income (Topic 220).”  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures.  Management elected early adoption and has presented the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820).” The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include (1) those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments that clarify the Board's intent about the application of  existing fair value measurement and disclosure requirements include (a) the application of the highest and best use and valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (c) disclosures about fair value measurements that clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments in this Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include (a) measuring the fair value of financial instruments that are managed within a portfolio, (b) application of premiums and discounts in a fair value measurement, and (c) additional disclosures about fair value measurements that expand the disclosures about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted  net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 10,000,000 and 17,241,379 common shares as of December 31, 2011 and 2010, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2011 and 2010 and are thus not considered.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  At December 31, 2011, the Compnay had cash deposits in one financial institution that were above FDIC limits of $250,000.

Reclassifications

Certain reclassifications have been made in the 2010 financial statements to conform with the 2011 presentation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at December 31, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Investments in securities are summarized as follows:

December 31, 2011
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ -	$ 105,026	$ 268,163
Available-for-sale securities	$ 112,660	$ -	$ 226,160

December 31, 2010
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ -	$ 187,662	$ 173,266
Available-for-sale securities	$ -	$ 20,950	$ 55,050

Results of operations for the years ended December 31, 2011and 2010 include a charge of $105,026 and $187,662 for unrealized holding losses on trading securities.  For the year ended December 31, 2011, other comprehensive income includes a gain of $133,610 for unrealized holding gains on available-for-sale securities.  For the year ended December 31, 2010, other comprehensive income includes an unrealized holding loss on available-for-sale securities of $90,850.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the years ended December 31, 2011 and 2010, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

For the years ended
December 31,
	2011	2010
Trading securities:
Sales Proceeds	$ 682,411	$ 206,030
Gross Realized Losses	$ -	$ 138,645
Gross Realized Gains	$ 54,317	$ -

Available-for-sale securities:
Sale Proceeds	$ -	$ -
Gross Realized Losses	$ -	$ 90,019
Gross Realized Gains	$ -	$ -

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

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Trading securities	$ 268,163	$ 268,163	$ -	$ -
Available-for-sale securities	$ 226,160	$ 226,160	$ -	$ -

Total	$ 494,323	$ 494,323	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued)

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consist of loans from unrelated entities as of December 31, 2011 and December 31, 2010.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

As of December 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,200,000 that may be offset against future taxable income through 2030.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

The Company has the following tax assets:

	December 31,	December 31,
	2011	2010
Net Operating Losses	$ 1,768,000	$ 1,836,000
Depreciation and Other	(21,340)	93,840
Valuation Allowance	(1,746,660)	(1,929,840)
	$ -	$ -

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	December 31,	December 31,
	2011	2010
Provision (Benefit) at US Statutory Rate	$ (52,200)	$ (213,000)
Net Operating Losses	80,240	(12,600)
Depreciation and Other	155,140	234,100
Increase (Decrease) in Valuation Allowance	(183,180)	(8,500)
	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued)

NOTE 4 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”)). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At December 31, 2011, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of ASC 740.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2011. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2008. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2011:

United States (a)	2008 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2011 and 2010, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of December 31, 2011and 2010, $1,140,952 and $1,074,669 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of December 31, 2011 and 2010, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R. During the year ended December 31, 2010, the Company paid $210,000 towards this loan. At December 31, 2011 and 2010, $46,545 and $43,841, respectively was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $164,066 and $154,534 was due on this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At December 31, 2011 and 2010, $131,096 and $123,480 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $207,681 and $195,616 was due on this loan, respectively.

         On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $71,047 and $66,919, respectively, was due on this loan.

         On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $59,611 and $56,148, respectively,  was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R. At December 31, 2011 and 2010, $158,493 and $149,285, respectively, was due on this loan.

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

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. From Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R. At December 31, 2011 and 2010, $88,510 and $83,368, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  At December 31, 2011 and 2010, $170,970 and $161,038, respectively, was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At December 31, 2011 and 2010, $77,676 and $73,163, respectively, was due on this loan.

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.  During the 4th quarter of 2011, this note was paid in full.  At December 31, 2011 and 2010, $0 and $160,364, respectively, was due on this loan.

On October 19, 2010, the Company acquired 171,400 shares of Diamond Ranch Foods from Berkshire Capital Management in exchange for a note payable in the amount of $50,000.  The market value of the shares on October 19, 2010 was $1.05 per share, for a total value of $179,970.  As part of this transaction, the Company recorded contributed capital of $129,970, which was the difference in the value of the shares and note payable.  The note is due in three years and carries an interest rate of 6% A.P.R.  During the 4th quarter of 2011, this note was paid in full.  At December 31, 2011 and 2010, $0 and $50,601, respectively was due on this loan.

On May 17, 2011, the Company acquired 3,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $10,000.  The market value of the shares on May 17, 2011 was $0.07 per share, for a total value of $210,000.  As part of this transaction, the Company recorded contributed capital of $200,000, which was the difference in the value of the shares and the note payable. The note is due on demand and carries an interest rate of 6% A.P.R. At December 31, 2011 and 2010, $10,379 and $0, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

During 2011, the restaurant was closed for renovation starting in February 2011 and reopening in May 2011.  The Company paid a construction security deposit of $15,000 prior to construction.  The Company expects the deposit to be refunded in 2012.

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

YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued)

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

•

No dividends.

•

Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 17,241,379 common shares at December 31, 2011).

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

Dated: March 30, 2012

By  /S/     Joseph Fiore

Joseph Fiore,

C.E.O., C.F.O., Chairman, Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2012.

Signatures and Title

/S/     Joseph Fiore

Joseph Fiore

C.E.O., C.F.O., Chairman, Secretary, Director

(Principal Executive, Financial

and Accounting Officer)

/S/     James Mylock, Jr.

James Mylock, Jr.

Director

/S/     Tim Matula

Tim Matula

Director