Form 10-Q
period 2012-03-31
EAT AT JOES LTD
filed 2012-05-15
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

(914) 725-2700

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an  accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2012, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 15,384,615 common shares), par value $0.0001.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 736,609	$ 712,648
Receivables	11,496	12,877
Inventory	12,100	12,100
Prepaid expense	17,369	17,787
Security Deposit	15,000	15,000
Trading securities	196,312	268,163
Available-for-sale securities	319,440	226,160

Total Current Assets	1,308,326	1,264,735

Property and equipment:
Equipment	100,818	97,594
Furniture & Fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
	379,419	376,195
Less accumulated depreciation	(47,677)	(35,347)

Total Property & Equipment	331,742	340,848

TOTAL ASSETS	$ 1,640,068	$ 1,605,583

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (Continued)

	(Unaudited)
	March 31,	December 31,
	2011	2011
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$ 158,987	$ 180,723
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,592,044	2,628,964
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,976,387	5,035,043

Non-Current Liabilities:
Related party notes payable	-	-

Total Liabilities	4,976,387	5,035,043

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
March 31, 2012 and December 31, 2011.	10,658	10,658
Additional paid-in capital	13,570,485	13,570,485
Unrealized gain (loss) on available-for-sale securities	183,440	112,660
Retained deficit	(17,100,904)	(17,123,265)

Total Stockholders’ Deficit	(3,336,319)	(3,429,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 1,640,068	$ 1,605,583

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended
	March 31,
	2012	2011

Revenues	$ 312,969	$ 171,092
Cost of Revenues	89,768	62,074
Gross Margin	223,201	109,018

Expenses
Labor and Related Expenses	122,461	65,938
Rent	52,526	35,139
Depreciation and Amortization	12,330	1,086
Other General and Administrative	40,006	32,069
Total Operating Expenses	227,323	134,232
Net Operating Income (Loss)	(4,122)	(25,214)

Other Income (Expense)
Interest income	454	1,121
Dividend income	-	2
Interest expense	(35,080)	(36,075)
Unrealized gain (loss) on Trading securities	130,935	(80,552)
Gain (Loss) on sale of Marketable
Securities	(69,826)	-
Net Other Income (Expense)	26,483	(115,504)

Net Income (Loss) Before Income Taxes	$ 22,361	$ (140,718)
Income Tax (Expense) Benefit	-	-

Net Income (Loss)	$ 22,361	$ (140,718)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	70,780	40,910

Comprehensive Income (Loss)	$ 93,141	$ (99,808)

Basic & Diluted Income (Loss) Per Common Share:	$ -	$ -

Weighted Average Common Shares	106,577,710	106,577,710

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2012	2011
Cash Flows From Operating Activities
Net gain (loss) for the period	$ 22,361	$ (140,718)
Adjustments to reconcile net loss to net cash Provided by operating activities
Depreciation and amortization	12,330	1,086
Unrealized (gain) loss on trading securities	(130,935)	80,552
(Gain) Loss on sale of marketable securities	69,826	-
Decrease (Increase) in receivables	1,381	1,762
Decrease (Increase) in inventory	-	-
Decrease (Increase) in prepaid expense	418	17,292
Decrease (Increase) in security deposit	-	(15,000)
(Decrease) Increase in accrued interest payable	35,080	36,075
(Decrease) Increase in accounts payable and accrued liabilities	(21,736)	(32,196)
Net Cash Used in Operating Activities	(11,275)	(51,147)

Cash Flows From Investing Activities
Purchases of trading securities	(44,080)	-
Purchases of available-for-sale securities	(22,500)	-
Proceeds from sale of trading securities	177,040	-
Proceeds from sale of available-for-sale securities	-	-
Purchase of property and equipment	(3,224)	(204,500)
Net Cash Provided by Investing Activities	107,236	(204,500)

Cash Flows From Financing Activities
Repayment of notes, advances and related party payables	(72,000)	-

Net Cash Provided by Financing Activities	(72,000)	-

Increase (Decrease) in Cash	23,961	(255,647)
Cash at beginning of period	712,648	1,212,018
Cash at end of period	$ 736,609	$ 956,371
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$ -	$ -
Income taxes paid during the period	$ -	$ -

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Marketable securities acquired through related party notes
and contributed capital	$ -	$ -
Unrealized gain (loss) on trading securities	$ 130,935	$ (80,552)

The accompanying notes are an integral part of these financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three   months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Basis of Presentation (continued)

The Company has incurred net income (loss) for the three months ended March 31, 2012 and 2011 of $22,361 and ($140,718), respectively and the Company provided (used) cash from operations of ($11,275) and ($51,147), respectively.  As of March 31, 2012, the .Company had a working capital deficit of $3,668,061.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Depreciation

Office furniture, equipment and leasehold improvements are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 15,384,615 and 13,513,514 common shares as of March 31, 2012 and 2011, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2011 and are thus not considered.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  At March 31, 2012, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

Reclassifications

Certain reclassifications have been made in the 2011 financial statements to conform with the 2012 presentation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at March 31, 2012 and December 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Investments in securities are summarized as follows:

March 31, 2012
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ 130,935	$ -	$ 196,312
Available-for-sale securities	$ 183,440	$ -	$ 319,440

December 31, 2011
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ -	$ 105,026	$ 268,163
Available-for-sale securities	$ 112,660	$ -	$ 226,160

Results of operations for the three months ended March 31, 2012 include a gain of $130,935on unrealized holding gains on trading securities.  Results of operations for the three months ended March 31, 2011 include a charge of $80,552 for unrealized holding losses on trading securities.  For the three months ended March 31, 2012, other comprehensive income includes a gain of $70,780 for unrealized holding gains on available-for-sale securities.  For the three months ended March 31, 2011, other comprehensive income includes a gain of $40,910 for unrealized holding gains on available-for-sale securities.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the three months ended March 31, 2012 and 2011, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

For the three months ended
March 31,
	2012	2011
Trading securities:
Sales Proceeds	$ 177,040	$ -
Gross Realized Losses	$ 69,826	$ -
Gross Realized Gains	$ -	$ -

Available-for-sale securities:
Sale Proceeds	$ -	$ -
Gross Realized Losses	$ -	$ -
Gross Realized Gains	$ -	$ -

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Trading securities	$ 196,312	$ 196,312	$ -	$ -
Available-for-sale securities	$ 319,440	$ 319,440	$ -	$ -

Total	$ 515,752	$ 515,752	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Continued)

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consists of loans from unrelated entities as of March 31, 2012 and December 31, 2011.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

NOTE 3 - INCOME TAXES

As of December 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,200,000 that may be offset against future taxable income through 2031.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

The Company has the following tax assets:

	December 31,	December 31,
	2011	2010
Net Operating Losses	$ 1,768,000	$ 1,836,000
Depreciation and Other	(21,340)	93,840
Valuation Allowance	(1,746,660)	(1,929,840)
	$ -	$ -

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	December 31,	December 31,
	2011	2010
Provision (Benefit) at US Statutory Rate	$ (52,200)	$ (213,000)
Net Operating Losses	80,240	(12,600)
Depreciation and Other	155,140	234,100
Increase (Decrease) in Valuation Allowance	(183,180)	(8,500)
	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2011 and 2010, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of March 31, 2012 and December 31, 2011, $1,158,152 and $1,140,952 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of March 31, 2012 and December 31, 2011, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.  During the year ended December 31, 2010, the Company paid $210,000 towards this loan.  At March 31, 2012 and December 31, 2011, $47,247 and $46,545, respectively was due on this loan.

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

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At March 31, 2012 and December 31, 2011, $166,539 and $164,066 was due on this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At March 31, 2012 and December 31, 2011, $133,738 and $131,096 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At March 31, 2012 and December 31, 2011, $211,866 and $207,681 was due on this loan, respectively.

         On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At March 31, 2012 and December 31, 2011, $72,118 and $71,047, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Continued)

         On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At March 31, 2012 and December 31, 2011, $60,510 and $59,611, respectively, was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R.  At March 31, 2012 and December 31, 2011, $160,882 and $158,493, respectively, was due on this loan.

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

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R.  At March 31, 2012 and December 31, 2011, $89,844 and $88,510, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  On March 31, 2012, $61,464 was paid on this note.  At March 31, 2012 and December 31, 2011, $112,083 and $170,970, respectively, was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At March 31, 2012 and December 31, 2011, $78,847 and $77,676, respectively, was due on this loan.

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

On May 17, 2011, the Company acquired 3,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $10,000.  The market value of the shares on May 17, 2011 was $0.07 per share, for a total value of $210,000.  As part of this transaction, the Company recorded contributed capital of $200,000, which was the difference in the value of the shares and the note payable.  The note is due on demand and carries an interest rate of 6% A.P.R.  On March 31, 2012, this note was paid in full.  At March 31, 2012 and December 31, 2011, $0 and $10,379, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Continued)

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*

Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 15,384,615 common shares at March 31, 2012).

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations - For the three months ended March 31, 2012, the Company had a net income of $22,361 composed of loss from operations of $4,122 and net other income of $26,483.   For the three months ended March 31, 2011, the Company had a net loss of $140,718 composed of loss from operations of $25,214 and net other loss of $115,504.  Net other income/loss is primarily due to gains and losses from the sale of trading and available for sale securities and the unrealized gains and losses on trading securities.

Total Revenues - For the three months ended March 31, 2012 and 2011, the Company had total sales of approximately $313,000 and $171,000, respectively, for an increase of approximately $142,000.  The increase is mainly due to the restaurant being closed effective February 21, 2011 for remodeling.  The restaurant reopened on May 27, 2011.  Also, the overall economic condition of the country has caused airport traffic to decline. Consumers are spending and traveling less and airlines are eliminating or combining flights. There is a direct correlation between airport traffic and the Company’s sales.  As the economy stabilizes and moves toward a recovery, airport traffic is expected to increase and will be reflected in increased sales for the Company.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies slightly decreased as a percentage of sales from 2012 to 2011. This was mainly due to the increase in sales in 2012 compared to 2011, and to the restaurant being closed for remodeling during the 2011 year.  The cost of labor, rent and other general and administrative costs, were lower as a percentage of sales for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, mainly due to the increase in revenues in 2012.

Depreciation and amortization expense increased by approximately $11,000 from 2012 to 2011, respectively, due to new fixed assets being placed in service during the renovation.  Depreciation expense will increase now that these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, the Company has a working capital deficit of approximately $3,668,061.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the three months ended March 31, 2012, the Company provided approximately $107,000 in cash for investing activities.  Cash of approximately $3,000 was used for purchase of equipment and improvements due to the restaurant remodeling.  Net cash of approximately $110,000 was provided from the purchase and sale of marketable equity securities for the three months ended March 31, 2012.  For the three months ended March 31, 2011, the Company used approximately $204,500 in cash from investing activities from the purchase of equipment and improvements due to the restaurant remodeling.   As of March 31, 2012, the company owns marketable securities valued at $515,752 with corresponding liabilities of $1,140,739 in the form of related party payables of $8,784 and related party notes payable of $1,131,955 (including interest accruing at 6%).

During the three months ended March 31, 2012, the Company repaid approximately $72,000 in short-term notes payable.  During the three months ended March 31, 2011, the Company repaid $0 in shareholder advances from past years. As of March 31, 2012, approximately $1,158,152 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

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

For the three months ended March 31, 2012 and 2011, operating activities provided (used) approximately ($11,275) and ($51,147) in cash.

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

(b)

Changes in Internal Controls

Based on this evaluation as of March 31, 2012, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders.

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

 EAT AT JOE'S LTD.

(Registrant)

DATE: May 15, 2012	By: /s/ Joseph Fiore Joseph Fiore C.E.O., C.F.O., Chairman, Secretary, Director (Principal Executive & Accounting Officer)