Form 10-Q
period 2012-06-30
EAT AT JOES LTD
filed 2012-08-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  033-20111

Eat at Joe's Ltd.
(Exact name of registrant as specified in its charter)

Delaware	75-2636283
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

670 White Plains Road, Suite 120, Scarsdale, New York, 10583

(Address of principal executive offices)

(914) 725-2700

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an  accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2012, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 10,869,565 common shares), par value $0.0001.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 640,268	$ 712,648
Receivables	11,468	12,877
Inventory	12,100	12,100
Prepaid expense	17,369	17,787
Security Deposit	15,000	15,000
Trading securities	181,868	268,163
Available-for-sale securities	456,880	226,160

Total Current Assets	1,334,953	1,264,735

Property and equipment:
Equipment	104,517	97,594
Furniture & Fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
	383,118	376,195
Less accumulated depreciation	(60,228)	(35,347)

Total Property & Equipment	322,890	340,848

TOTAL ASSETS	$ 1,657,843	$ 1,605,583

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (Continued)

	(Unaudited)
	June 30,	December 31,
	2012	2011
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$ 159,868	$ 180,723
Related party accounts payable	8,784	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,576,141	2,628,964
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,961,365	5,035,043

Non-Current Liabilities:
Related party notes payable	-	-

Total Liabilities	4,961,365	5,035,043

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized;
106,577,710 issued and outstanding
June 30, 2012 and December 31, 2011.	10,658	10,658
Additional paid-in capital	13,570,485	13,570,485
Unrealized gain (loss) on available-for-sale securities	260,380	112,660
Retained deficit	(17,145,047)	(17,123,265)

Total Stockholders’ Deficit	(3,303,522)	(3,429,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 1,657,843	$ 1,605,583

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months ended		For the Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$ 289,503	$ 163,881	$ 602,472	$ 334,973
Cost of Revenues	94,373	22,861	184,141	84,935
Gross Margin	195,130	141,020	418,331	250,038

Expenses
Labor and Related Expenses	66,028	67,101	188,489	133,039
Rent	53,061	20,705	105,587	55,844
Depreciation and Amortization	12,551	2,499	24,881	3,585
Other General and Administrative	114,908	27,789	154,914	59,858
Total Operating Expenses	246,548	118,094	473,871	252,326
Net Operating Income (Loss)	(51,418)	22,926	(55,540)	(2,288)

Other Income (Expense)
Interest income	469	796	923	1,917
Dividend income	-	9	-	11
Interest expense	(34,097)	(38,060)	(69,177)	(74,135)
Unrealized gain (loss) on Trading securities	49,686	4,899	180,621	(75,653)
Gain (Loss) on sale of Marketable
Securities	(8,783)	162,077	(78,609)	162,077
Net Other Income (Expense)	7,275	129,721	33,758	14,217

Net Income (Loss) Before Income Taxes	$ (44,143)	$ 152,647	$ (21,782)	$ 11,929
Income Tax (Expense) Benefit	-	-	-	-

Net Income (Loss)	$ (44,143)	$ 152,647	$ (21,782)	$ 11,929

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	76,940	113,610	147,720	154,520

Comprehensive Income (Loss)	$ 32,797	$ 266,257	$ 125,938	$ 166,449

Basic & Diluted Income (Loss) Per Common Share:	$ -	$ -	$ -	$ -

Weighted Average Common Shares	106,577,710	106,577,710	106,577,710	106,577,710

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2012	2011
Cash Flows From Operating Activities
Net gain (loss) for the period	$ (21,782)	$ 11,929
Adjustments to reconcile net income (loss) to net cash Provided by operating activities
Depreciation and amortization	24,881	3,585
Unrealized (gain) loss on trading securities	(180,621)	75,653
(Gain) Loss on sale of marketable securities	78,609	(162,077)
Decrease (Increase) in receivables	1,409	366
Decrease (Increase) in inventory	-	-
Decrease (Increase) in prepaid expense	418	-
Decrease (Increase) in security deposit	-	(15,000)
(Decrease) Increase in accrued interest payable	69,177	74,135
(Decrease) Increase in accounts payable and accrued liabilities	(20,855)	26,299
Net Cash Provided by (Used) in Operating Activities	(48,764)	14,890

Cash Flows From Investing Activities
Advance to investment company	-	(320,000)
Purchases of trading securities	(63,569)	(180)
Purchases of available-for-sale securities	(83,000)	-
Proceeds from sale of trading securities	251,876	480,487
Proceeds from sale of available-for-sale securities	-	-
Purchase of property and equipment	(6,923)	(351,796)
Net Cash Provided (Used) by Investing Activities	98,384	(191,489)

Cash Flows From Financing Activities
Repayment of notes, advances and related party payables	(122,000)	(7,500)

Net Cash Provided (Used) by Financing Activities	(122,000)	(7,500)

Increase (Decrease) in Cash	(72,380)	(184,099)
Cash at beginning of period	712,648	1,212,018
Cash at end of period	$ 640,268	$ 1,027,919
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$ -	$ -
Income taxes paid during the period	$ -	$ -

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes
and contributed capital	$ -	$ 685,000
Unrealized gain (loss) on trading securities	$ (180,621)	$ 75,653

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six  months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

JUNE 30, 2012

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Basis of Presentation (continued)

The Company has incurred net income (loss) for the six months ended June 30, 2012 and 2011 of ($21,782) and $11,929, respectively and the Company provided (used) cash from operations of ($48,764) and $14,890, respectively.  As of June 30, 2012, the Company had a working capital deficit of $3,626,412.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

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

Depreciation

Office furniture, equipment and leasehold improvements are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Furniture & fixtures	5-10 years
Equipment	5- 7 years
Computer equipment	3 years
Leasehold improvements	8-15 years

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

During 2011, the Company remodeled the restaurant and added leasehold improvements totaling $269,669, and purchased new equipment totaling $91,127.  The old leasehold improvements of $376,165 and old equipment of $116,954 were removed from service and disposed of; resulting in total cost of the property and the corresponding accumulated depreciation of $493,119 being eliminated from the property and related accumulated depreciation accounts.  No gain or loss was recorded on the disposal.

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

Amortization

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

JUNE 30, 2012

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

JUNE 30, 2012

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

JUNE 30, 2012

 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 10,869,565 and 9,174,312 common shares as of June 30, 2012 and 2011, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2011 and are thus not considered.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  At June 30, 2012, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

Reclassifications

Certain reclassifications have been made in the 2011 financial statements to conform with the 2012 presentation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at June 30, 2012 and December 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Investments in securities are summarized as follows:

June 30, 2012
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ 180,621	$ -	$ 181,868
Available-for-sale securities	$ 260,380	$ -	$ 456,880

December 31, 2011
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ -	$ 105,026	$ 268,163
Available-for-sale securities	$ 112,660	$ -	$ 226,160

Results of operations for the six months ended June 30, 2012 include a gain of $180,621 on unrealized holding gains on trading securities.  Results of operations for the six months ended June 30, 2011 include a charge of $75,653 for unrealized holding losses on trading securities.  For the six months ended June 30, 2012, other comprehensive income includes a gain of $147,720 for unrealized holding gains on available-for-sale securities.  For the six months ended June 31, 2011, other comprehensive income includes a gain of $154,520 for unrealized holding gains on available-for-sale securities.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the six months ended June 30, 2012 and 2011, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

For the six months ended
June 30,
	2012	2011
Trading securities:
Sales Proceeds	$ 251,876	$ 480,487
Gross Realized Losses	$ 78,609	$ -
Gross Realized Gains	$ -	$ 162,077

Available-for-sale securities:
Sale Proceeds	$ -	$ -
Gross Realized Losses	$ -	$ -
Gross Realized Gains	$ -	$ -

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Trading securities	$ 181,868	$ 181,868	$ -	$ -
Available-for-sale securities	$ 456,880	$ 456,880	$ -	$ -

Total	$ 638,748	$ 638,748	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Continued)

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consists of loans from unrelated entities as of June 30, 2012 and December 31, 2011.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

17

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2011 and 2010, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of June 30, 2012 and December 31, 2011, $1,477,549 and $1,442,889 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of June 30, 2012 and December 31, 2011, related party accounts payable include $8,784 and $8,784, respectively, due to Berkshire Capital.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

 (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.  During the year ended December 31, 2010, the Company paid $210,000 towards this loan.  At June 30, 2012 and December 31, 2011, $47,959 and $46,545, respectively was due on this loan.

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

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At June 30, 2012 and December 31, 2011, $169,050 and $164,066 was due on this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At June 30, 2012 and December 31, 2011, $135,754 and $131,096 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At June 30, 2012 and December 31, 2011, $213,341 and $207,681 was due on this loan, respectively.

         On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At June 30, 2012 and December 31, 2011, $73,205 and $71,047, respectively, was due on this loan.

         On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R. On April 30, 2012 and May 15, 2012 the Company paid back $30,000 and $20,000, respectively. At June 30, 2012 and December 31, 2011, $10,969 and $59,611, respectively, was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R.  At June 30, 2012 and December 31, 2011, $163,307 and $158,493, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R.  At June 30, 2012 and December 31, 2011, $91,199 and $88,510, respectively, was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  On March 31, 2012, $61,464 was paid on this note.  At June 30, 2012 and December 31, 2011, $113,773 and $170,970, respectively, was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At June 30, 2012 and December 31, 2011, $80,035 and $77,676, respectively, was due on this loan.

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

On May 17, 2011, the Company acquired 3,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $10,000.  The market value of the shares on May 17, 2011 was $0.07 per share, for a total value of $210,000.  As part of this transaction, the Company recorded contributed capital of $200,000, which was the difference in the value of the shares and the note payable.  The note is due on demand and carries an interest rate of 6% A.P.R.  On March 31, 2012, this note was paid in full.  At June 30, 2012 and December 31, 2011, $0 and $10,379, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

JUNE 30, 2012

 (Continued)

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*

Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 10,869,565 common shares at June 30, 2012).

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

Results of Operations - For the six months ended June 30, 2012, the Company had a net loss of $21,782 composed of a loss from operations of $55,540 and net other income of $33,758.   For the six months ended June 30, 2011, the Company had a net gain of $11,929 composed of loss from operations of $2,288 and net other income of $14,217.  Net other income/loss is primarily due to gains and losses from the sale of trading and available for sale securities and the unrealized gains and losses on trading securities.

Total Revenues - For the six months ended June 30, 2012 and 2011, the Company had total sales of approximately $602,000 and $335,000, respectively, for an increase of approximately $267,000.  The increase is mainly due to the restaurant being closed effective February 21, 2011 for remodeling.  The restaurant reopened on May 27, 2011.  Also, the overall economic condition of the country has caused airport traffic to decline. Consumers are spending and traveling less and airlines are eliminating or combining flights. There is a direct correlation between airport traffic and the Company’s sales.  As the economy stabilizes and moves toward a recovery, airport traffic is expected to increase and will be reflected in increased sales for the Company.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies slightly increased as a percentage of sales from 2011 to 2012. This was mainly due to the increase in sales in 2012 compared to 2011, and to the restaurant being closed for remodeling during the 2011 year.  The cost of labor, rent and other general and administrative costs, were similar as a percentage of sales for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Depreciation and amortization expense increased by approximately $21,300 from 2011 to 2012 due to new fixed assets being placed in service during the renovation.  Depreciation expense will increase now that these plans are completed and as new assets are acquired.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, the Company has a working capital deficit of approximately $3,626,412.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the six months ended June 30, 2012, the Company earned approximately $98,384 in cash for investing activities.  Cash of approximately $7,000 was used for purchase of equipment and improvements due to the restaurant remodeling. Net cash of approximately $105,000 was provided from the purchase and sale of marketable equity securities for the six months ended June 30, 2012. For the Six months ended June 30, 2011, the Company used approximately $191,489 in cash from investing activities from the purchase of equipment and improvements due to the restaurant remodeling. As of June 30, 2012, the company owns marketable securities valued at $638,748.

During the six months ended June 30, 2012, the Company repaid approximately $122,000 in short-term notes payable.  During the six months ended June 30, 2011, the Company repaid $7,500 in shareholder advances from past years. As of June 30, 2012, approximately $1,477,549 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

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

For the six months ended June 30, 2012 and 2011, operating activities provided (used) approximately ($48,764) and $14,890 in cash.

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

(b)

Changes in Internal Controls

Based on this evaluation as of June 30, 2012, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are included as part of this report:

Exhibit	Exhibit Description	Filed herewith
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAT AT JOE'S LTD. (Registrant)

DATE: August 14, 2012	By: /s/ Joseph Fiore Joseph Fiore C.E.O., C.F.O., Chairman, Secretary, Director (Principal Executive & Accounting Officer)