Form 10-Q
period 2012-09-30
EAT AT JOES LTD
filed 2012-11-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2012, there were 106,577,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 31,645,570 common shares), par value $0.0001.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$450,059	$712,648
Receivables	11,494	12,877
Inventory	12,100	12,100
Prepaid expense	17,719	17,787
Security Deposit	15,000	15,000
Trading securities	133,392	268,163
Available-for-sale securities	306,130	226,160

Total Current Assets	945,894	1,264,735

Property and equipment:
Equipment	105,383	97,594
Furniture & Fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
	383,984	376,195
Less accumulated depreciation	(73,042)	(35,347)

Total Property & Equipment	310,942	340,848

TOTAL ASSETS	$1,256,836	$1,605,583

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (Continued)

	September 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$155,185	$180,723
Related party accounts payable	-	8,784
Short-term notes payable	172,870	172,870
Related party notes payable	2,490,505	2,628,964
Convertible debentures	2,043,702	2,043,702

Total Current Liabilities	4,862,262	5,035,043

Total Liabilities	4,862,262	5,035,043

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value,
250,000,000 shares authorized;
106,577,710 issued and outstanding	10,658	10,658
Additional paid-in capital	13,570,485	13,570,485
Unrealized gain (loss) on available-for-sale securities	103,130	112,660
Retained deficit	(17,289,701)	(17,123,265)

Total Stockholders’ Deficit	(3,605,426)	(3,429,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,256,836	$1,605,583

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$ 269,570	$ 400,967	$ 872,042	$ 735,940
Cost of Revenues	87,862	124,227	272,003	209,162
Gross Margin	181,708	276,740	600,039	526,778

Expenses
Labor and Related Expenses	66,742	96,496	255,231	229,535
Rent	78,570	71,887	184,157	127,731
Depreciation and Amortization	12,814	12,226	37,695	15,811
Other General and Administrative	51,878	77,233	206,792	137,091
Total Operating Expenses	210,004	257,842	683,875	510,168
Net Operating Income (Loss)	(28,296)	18,898	(83,836)	16,610

Other Income (Expense)
Interest income	278	580	1,201	2,497
Dividend income	-	16	-	27
Interest expense	(35,580)	(35,955)	(104,757)	(110,090)
Unrealized gain (loss) on Trading securities	(79,678)	(80,443)	100,943	(156,096)
Gain (Loss) on sale of Marketable
Securities	(1,378)	(102,775)	(79,987)	59,302
Net Other Income (Expense)	(116,358)	(218,577)	(82,600)	(204,360)

Net Income (Loss) Before Income Taxes	$ (144,654)	$ (199,679)	$ (166,436)	$ (187,750)
Income Tax (Expense) Benefit	-	-	-	-

Net Income (Loss)	$ (144,654)	$ (199,679)	$ (166,436)	$ (187,750)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	(157,250)	(8,680)	(9,530)	145,840

Comprehensive Income (Loss)	$ (301,904)	$ (208,359)	$ (175,966)	$ (41,910)

Basic & Diluted Income (Loss) Per Common Share:	$ -	$ -	$ -	$ -

Weighted Average Common Shares	106,577,710	106,577,710	106,577,710	106,577,710

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2012	2011
Cash Flows From Operating Activities
Net gain (loss) for the period	$ (166,436)	$ (187,750)
Adjustments to reconcile net income (loss) to net cash Provided by operating activities
Depreciation and amortization	37,695	15,811
Unrealized (gain) loss on trading securities	(100,943)	156,096
(Gain) Loss on sale of marketable securities	79,987	(59,302)
Decrease (Increase) in receivables	1,383	698
Decrease (Increase) in inventory	-	-
Decrease (Increase) in prepaid expense	68	-
Decrease (Increase) in security deposit	-	(15,000)
(Decrease) Increase in accrued interest payable	104,757	110,090
(Decrease) Increase in accounts payable and accrued liabilities	(25,538)	(17,311)
Net Cash Provided by (Used) in Operating Activities	(69,027)	3,332

Cash Flows From Investing Activities
Purchases of trading securities	(91,807)	(320,360)
Purchases of available-for-sale securities	(127,500)	(15,000)
Proceeds from sale of trading securities	285,534	667,451
Proceeds from sale of available-for-sale securities	-	-
Purchase of property and equipment	(7,789)	(351,796)
Net Cash Provided (Used) by Investing Activities	58,438	(19,705)

Cash Flows From Financing Activities
Repayment of notes, advances and related party payables	(252,000)	(295,000)

Net Cash Provided (Used) by Financing Activities	(252,000)	(295,000)

Increase (Decrease) in Cash	(262,589)	(311,373)
Cash at beginning of period	712,648	1,212,018
Cash at end of period	$ 450,059	$ 900,645
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$ -	$ -
Income taxes paid during the period	$ -	$ -

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes
and contributed capital	$ -	$ 700,000
Unrealized gain (loss) on trading securities	$ 100,943	$ (156,096)

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

SEPTEMBER 30, 2012

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Basis of Presentation (continued)

The Company has incurred a net loss for the nine months ended September 30, 2012 and 2011 of $166,436 and $187,750, respectively, and the Company provided (used) cash from operations of ($69,027) and $3,332, respectively.  As of September 30, 2012, the Company had a working capital deficit of $3,916,368.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

SEPTEMBER 30, 2012

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
SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Earnings (Loss) Per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 31,645,570 and 10,000,000 common shares as of September 30, 2012 and 2011, respectively.  The effect of outstanding common stock equivalents are anti-dilutive for 2011 and are thus not considered.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  At September 30, 2012, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

Reclassifications

Certain reclassifications have been made in the 2011 financial statements to conform with the 2012 presentation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables and accounts payable and accrued liabilities at September 30, 2012 and December 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.  The carrying values of trading securities and available for sale securities are based on quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Investments in securities are summarized as follows:

September 30, 2012
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ 100,943	$ -	$ 133,392
Available-for-sale securities	$ 103,130	$	$ 306,130

December 31, 2011
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ -	$ 105,026	$ 268,163
Available-for-sale securities	$ 112,660	$ -	$ 226,160

Results of operations for the nine months ended September 30, 2012 includes a gain of $100,943 on unrealized holding gains on trading securities.  Results of operations for the nine months ended September 30, 2011 includes a charge of $156,096 for unrealized holding losses on trading securities.  For the nine months ended September 30, 2012, other comprehensive income includes a loss of $9,530 for unrealized holding losses on available-for-sale securities.  For the nine months ended September 31, 2011, other comprehensive income includes a gain of $145,840 for unrealized holding gains on available-for-sale securities.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Realized Gains and losses are determined on the basis of specific identification.  During the nine months ended September 30, 2012 and 2011, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

For the nine months ended
September 30,
	2012	2011
Trading securities:
Sales Proceeds	$ 285,534	$ 667,451
Gross Realized Losses	$ 79,987	$ -
Gross Realized Gains	$ -	$ 59,302

Available-for-sale securities:
Sale Proceeds	$ -	$ -
Gross Realized Losses	$ -	$ -
Gross Realized Gains	$ -	$ -

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Trading securities	$ 133,392	$ 133,392	$ -	$ -
Available-for-sale securities	$ 306,130	$ 306,130	$ -	$ -

Total	$ 439,522	$ 439,522	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Continued)

NOTE 2 - SHORT-TERM NOTES PAYABLE

Short-Term Notes Payable consists of loans from unrelated entities as of September 30, 2012 and December 31, 2011.  The notes are payable one year from the date of issuance together with interest at 6.50% A.P.R.

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

SEPTEMBER 30, 2012

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

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2011 and 2010, Joseph Fiore, C.E.O. of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of September 30, 2012 and December 31, 2011, $1,495,271 and $1,442,889 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co. Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  As of September 30, 2012 and December 31, 2011, related party accounts payable include $0 and $8,784, respectively, due to Berkshire Capital.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R.  During the year ended December 31, 2010, the Company paid $210,000 towards this loan.  At September 30, 2012 and December 31, 2011, $24,405 and $46,545, respectively was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At September 30, 2012 and December 31, 2011, $171,598 and $164,066 was due on this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At September 30, 2012 and December 31, 2011, $137,801 and $131,096 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At September 30, 2012 and December 31, 2011, $218,302 and $207,681 was due on this loan, respectively.

         On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At September 30, 2012 and December 31, 2011, $74,309 and $71,047, respectively, was due on this loan.

         On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R. On April 30, 2012 and May 15, 2012 the Company paid back $30,000 and $20,000, respectively. During the third quarter the remaining balance was paid. At September 30, 2012 and December 31, 2011, $0 and $59,611, respectively, was due on this loan.

On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R.  At September 30, 2012 and December 31, 2011, $166,589 and $158,494, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R.  At September 30, 2012 and December 31, 2011, $92,574 and $88,510, respectively, was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  On March 31, 2012, $61,464 was paid on this note. During the quarter ended September 30, 2012 $86,216 was paid on this note. At September 30, 2012 and December 31, 2011, $28,414 and $170,970, respectively, was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At September 30, 2012 and December 31, 2011, $81,242 and $77,676, respectively, was due on this loan.

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

On May 17, 2011, the Company acquired 3,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $10,000.  The market value of the shares on May 17, 2011 was $0.07 per share, for a total value of $210,000.  As part of this transaction, the Company recorded contributed capital of $200,000, which was the difference in the value of the shares and the note payable.  The note is due on demand and carries an interest rate of 6% A.P.R.  On March 31, 2012, this note was paid in full.  At September 30, 2012 and December 31, 2011, $0 and $10,379, respectively, was due on this loan.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Continued)

A summary of the above related party transactions is presented below.

Related Party	Date of loan	September 30, 2012	December 31, 2011
Joseph Fiore	2010 & 2011	$1,495,271	$1,442,889
Berkshire Capital Management	May 16, 2007	24,405	46,545
Berkshire Capital Management	September 14, 2007	171,598	164,066
Berkshire Capital Management	July 17, 2007	137,801	131,096
Berkshire Capital Management	August 22, 2007	218,302	207,681
Berkshire Capital Management	September 20, 2007	74,309	71,047
Berkshire Capital Management	January 11, 2008	0	59,611
Berkshire Capital Management	February 29, 2008	166,589	158,494
Berkshire Capital Management	April 24, 2008	92,574	88,510
Berkshire Capital Management	April 24, 2008	28,414	170,970
Berkshire Capital Management	July 1, 2008	81,242	77,676
Berkshire Capital Management	November 18, 2009	-	-
Berkshire Capital Management	October 19, 2010	-	-
Berkshire Capital Management	May 17, 2011	-	10,379
		$2,490,505	$2,628,964

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

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Continued)

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

The Company has stopped accruing interest on the convertible debentures since the six year statute of limitations under New York state law has expired.  The Company believes no further payments are due, and because of that no interest should accrue.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

 (Continued)

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*

Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution.  (Convertible to 31,645,570 common shares at September 30, 2012).

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

Results of Operations for the Nine Months Ended September 30, 2012:

Results of Operations - For the nine months ended September 30, 2012, the Company had a net loss of $166,436 composed of a loss from operations of $83,836 and net other loss of $82,600.   For the nine months ended September 30, 2011, the Company had a net loss of $187,750 composed of gain from operations of $16,610 and net other loss of $204,360.  Net other income/loss is primarily due to gains and losses from the sale of trading and available for sale securities and the unrealized gains and losses on trading securities.

Total Revenues - For the nine months ended September 30, 2012 and 2011, the Company had total sales of approximately $872,000 and $736,000, respectively, for an increase of approximately $136,000.  The increase is mainly due to the restaurant being closed effective February 21, 2011 for remodeling.  The restaurant reopened on May 27, 2011.  Also, the overall economic condition of the country has caused airport traffic to decline. Consumers are spending and traveling less and airlines are eliminating or combining flights. There is a direct correlation between airport traffic and the Company’s sales.  As the economy stabilizes and moves toward a recovery, airport traffic is expected to increase and will be reflected in increased sales for the Company.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies slightly increased as a percentage of sales from 2011 to 2012, from 29% to 31%. This was mainly due to the increase in sales in 2012 compared to 2011, and to the restaurant being closed for remodeling during the 2011 year.  The cost of labor, rent and other general and administrative costs, increased as a percentage of sales for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 from 67% to 74%.

Depreciation and amortization expense increased by approximately $21,900 from 2011 to 2012 due to new fixed assets being placed in service during the renovation.  Depreciation expense will increase now that these plans are completed and as new assets are acquired.

Results of Operations for the Three Months Ended September 30, 2012:

Results of Operations - For the three months ended September 30, 2012, the Company had a net loss of $144,654 composed of a loss from operations of $28,296 and net other loss of $116,358.   For the three months ended September 30, 2011, the Company had a net loss of $199,679 composed of gain from operations of $18,898 and net other loss of $218,577.  Net other income/loss is primarily due to gains and losses from the sale of trading and available for sale securities and the unrealized gains and losses on trading securities.

Total Revenues - For the three months ended September 30, 2012 and 2011, the Company had total sales of approximately $269,570 and $400,967, respectively, for a decrease of approximately $131,400.  The decrease is mainly due a decline in airport traffic. Consumers are spending and traveling less and airlines are eliminating or combining flights. There is a direct correlation between airport traffic and the Company’s sales.  As the economy stabilizes and moves toward a recovery, airport traffic is expected to increase and will be reflected in increased sales for the Company.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies slightly increased as a percentage of sales from 2011 to 2012, from 31% to 33%. The cost of labor, rent and other general and administrative costs, increased as a percentage of sales for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 from 61% to 73%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, the Company has a working capital deficit of approximately $3,916,000.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the nine months ended September 30, 2012, the Company received approximately $286,000 in cash from proceeds of sales of trading securities for investing activities.  Cash of approximately $8,000 was used for purchase of equipment and improvements due to the restaurant remodeling.  Net cash of approximately $220,000 was used for the purchase  of marketable equity securities for the nine months ended September 30, 2012.  For the nine months ended September 30, 2011, the Company used approximately $20,000 in cash from investing activities from the purchase of equipment and improvements due to the restaurant remodeling.   As of September 30, 2012, the company owns marketable securities valued at $439,522.

During the nine months ended September 30, 2012, the Company repaid approximately $252,000 in short-term notes payable.  During the nine months ended September 30, 2011, the Company repaid $295,000 in shareholder advances from past years. As of September 30, 2012, approximately $1,495,271 (including interest accruing at 6%) in advances was due to Joseph Fiore, C.E.O. of the Company.

For the nine months ended September 30, 2012 and 2011, operating activities provided (used) approximately ($69,027) and $3,332 in cash, respectively.

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

(b)

Changes in Internal Controls

Based on this evaluation as of September 30, 2012, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

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

 EAT AT JOE'S LTD.

(Registrant)

DATE: November 13, 2012	By: /s/ Joseph Fiore Joseph Fiore C.E.O., C.F.O., Chairman, Secretary, Director (Principal Executive & Accounting Officer)