Form 10-K
period 2012-12-31
EAT AT JOES LTD
filed 2013-04-01
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2012

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $426,349 based on 47,372,129 non affiliate shares outstanding at $0.009 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 15, 2013, there were 136,627,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 14,705,882 common shares), par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).         None

2

PART I

ITEM 1   BUSINESS

General

The business of Eat at Joe’s, Ltd. (the “Company”) is to develop, own and operate theme restaurants called “Eat at Joe’s (R).”  The theme for the restaurants is an "American Diner" atmosphere where families can eat wholesome, home-cooked food in a safe friendly atmosphere.  Eat at Joe's, the classic American grill, is a restaurant concept that takes you back to eating in the era when favorite old rockers were playing on chrome-spangled jukeboxes and neon signs reflected on shiny tabletops of the 1950's.

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

On January 1, 1997, the Shareholders adopted a plan of reorganization and merger between the Company and E. A. J. Holding Corp. Inc. (“Hold”) to be effective on or before January 31, 1997.  Under the plan, the Company acquired all the issued and outstanding shares of “Hold”, a Delaware corporation making “Hold” a wholly owned subsidiary of the Company for 5,505,000 common shares of the Company. Since that time “Hold” has been dissolved.

In addition to its wholly owned subsidiary, Hold, the Company has eight wholly owned subsidiaries:

• E.A.J. PHL Airport, Inc. a Pennsylvania corporation,

• E.A.J. Shoppes, Inc., a Nevada corporation,

• E.A.J. Cherry Hill, Inc., a Nevada corporation,

• E.A.J. Market East, Inc., a Nevada corporation,

• E.A.J. MO, Inc., a Nevada corporation,

• E.A.J. Walnut Street, Inc., a Nevada corporation,

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

OPERATING LOSSES

The Company has incurred net income (losses) from operations of approximately ($315,000) and $42,000 for the years ended December 31, 2012 and December 31, 2011, respectively.  Such operating income and losses reflect developmental and other administrative costs for 2012 and 2011.  The Company expects to incur losses in the near future until profitability is achieved.  The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

EMPLOYEES

As of December 31, 2012, the Company had approximately 10 employees, none of whom is represented by a labor union.

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

ITEM 1B   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2   PROPERTIES

All administrative activities of the Company are conducted by corporate officers from our business office located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583.

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

	High	Low
2011:
First Quarter	$0.01	$0.0065
Second Quarter	$0.01	$0.0065
Third Quarter	$0.01	$0.0030
Fourth Quarter	$0.01	$0.0050
2012:
First Quarter	$0.01	$0.0052
Second Quarter	$0.01	$0.0030
Third Quarter	$0.01	$0.0290
Fourth Quarter	$0.01	$0.0047

DIVIDENDS

The Company has never declared or paid any cash dividends.  It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2012 was approximately 2,320.

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

Results of Operations - For the years ended December 31, 2012 and 2011, the Company had net income (loss) from operations of approximately ($315,000) and $42,000, respectively.

Total Revenues - For the years ended December 31, 2012 and 2011, the Company had total sales of approximately $1,118,500 and $1,078,000 respectively, for an increase of approximately $40,500 or 4%. Management believes revenues will continue to grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased 3.3% as a percentage of sales from 2011 to 2012.  This increase can be attributed to the higher cost of certain food items.

The cost of labor increased less than 2% as a percentage of sales from 2011 to 2012.  There were no sales for a little over three months in 2011 while the restaurant was closed for renovations.  However, managers were paid during this time in order to have a company representative on location at all times during construction and there were some part-time employees paid to help clean out the restaurant just prior to construction and were also paid to help restock the restaurant prior to reopening. Once renovations were completed the restaurant returned to operating with its full staff throughout all of 2012.

The cost of rent increased approximately 4% as a percentage of sales from 2011 to 2012.   E.A.J. PHL Airport pays $14,000 per month basic rent plus 20% of gross revenues above $1,200,000 under the lease.  The rent is a fixed cost and sales are variable, so the total rent paid varies from year to year.

Depreciation expense increased approximately $23,000 from 2011 to 2012.  This increase is attributable to the 2011 renovation which resulted in additions to leasehold improvements and the purchase of new equipment.

General and administrative expenses increased 20.8% as a percentage of sales from 2011 to 2012.  This increase is a combination of several factors. While the restaurant was closed for three months in 2011 for remodeling, there was a decrease of general and administrative expenses and other professional fees. In 2012 these expenses naturally increased with the return to twelve months of operations. In addition, the company issued stock for services totaling $180,300.

Interest income and dividend income decreased from 2011 to 2012.  Interest income decreased $1,540 and, dividend income decreased $27 from 2011 to 2012.  There was less interest due to lower interest rates and lower cash balances.

Interest expense decreased $8,721 from 2011 to 2012.  This decrease is due to the decrease in interest being accrued on notes payable as some of those notes were partially repaid or paid in full.

The unrealized gain (loss) on trading securities increased from a loss of $105,026 in 2011 to a gain of $97,977 in 2012.  This change was due to the increased value of trading securities by the end of 2012.

The realized gain (loss) from the sale of marketable securities changed from a gain of $54,317 in 2011 to a loss of $80,456 in 2012.  This change was due to the sale of certain securities earlier in the year when the price was lower.

During 2012, the Company recognized an extraordinary gain of $2,354,988 on the extinguishment of debt for the write-off of convertible debentures, and loans and accounts payable related to subsidiaries that are no longer in business.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, the Company has a working capital deficit of $1,641,650.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management’s plans include searching for and opening new restaurants in the future, utilizing company assets to maximize shareholder value and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company’s obligations and realize other assets.  There is no assurance any of these transactions will occur.

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

During 2012 and 2011, the Company used $6,912 and $333,901, respectfully, in cash from investing activities from the purchase and sale of marketable equity securities and the purchase of property and equipment.  As of December 31, 2012, the company owns marketable securities valued at $492,876.

During 2012 and 2011, the company repaid $252,000 and $220,000 in related party loans from past years.  As of December 31, 2012, approximately $2,521,000 in advances and accrued interest was due to related parties.

For the years ended December 31, 2012 and 2011, cash flows from operating activities provided (used) were ($70,790) and $54,531, respectively.

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

In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220).”   In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of ASU 2011-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

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

With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2012. Based upon this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management, with the participation of the principal executive officer and principal financial officer, believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Joseph Fiore	51	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Director/Secretary	Next annual meeting

James Mylock, Jr.	46	Director	Next annual meeting

Tim Matula	52	Director	Next annual meeting

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

Board Meetings and Committees

The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors.  Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director.  No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefore.  No compensation has been paid to the Directors.  The Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed.

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

 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 136,627,710 shares of issued and outstanding Common Stock of the Company as of December 31, 2012 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned	Percent

Joseph Fiore	Common Stock	73,428,987 *	54%
All Executive Officers and Directors as a Group (5 persons)	Common Stock	87,657,962 **	64%

* Includes 59,143,273 shares of common stock and 20,000 shares (convertible to 14,705,882 common shares) of Series E convertible preferred shares on an as if converted basis.

** Includes 73,372,248 shares of common stock and 20,000 shares (convertible to 14,705,882 common shares) of Series E convertible preferred shares on an as if converted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of December 31, 2012 and 2011, $1,513,260 and $1,442,889 (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  This loan was paid off in 2012. As of December 31, 2012 and 2011, related party accounts payable include $0 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R. During the year ended December 31, 2010, the Company paid $210,000 towards this loan. During 2012, this loan was paid off. At December 31, 2012 and 2011, $0 and $46,545, respectively was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At December 31, 2012 and 2011, $174,185 and $164,066 was due on this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At December 31, 2012 and 2011, $139,182 and $131,096 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At December 31, 2012 and 2011, $220,491 and $207,681 was due on this loan, respectively.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At December 31, 2012 and 2011, $75,429 and $71,047, respectively, was due on this loan.

  On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At December 31, 2012 and 2011, $24,932 and $59,611, respectively, was due on this loan.

 On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R. At December 31, 2012 and 2011, $168,268 and $158,494, respectively, was due on this loan.

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R. At December 31, 2012 and 2011, $93,969 and $88,510, respectively, was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  At December 31, 2012 and 2011, $28,843 and $170,970, respectively, was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At December 31, 2012 and 2011, $82,467 and $77,676, respectively, was due on this loan.

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.  During the fourth quarter of 2011, this note was paid in full.

On October 19, 2010, the Company acquired 171,400 shares of Diamond Ranch Foods from Berkshire Capital Management in exchange for a note payable in the amount of $50,000.  The market value of the shares on October 19, 2010 was $1.05 per share, for a total value of $179,970.  As part of this transaction, the Company recorded contributed capital of $129,970, which was the difference in the value of the shares and note payable.  The note is due in three years and carries an interest rate of 6% A.P.R.  During the fourth quarter of 2011, this note was paid in full.

On May 17, 2011, the Company acquired 3,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $10,000.  The market value of the shares on May 17, 2011 was $0.07 per share, for a total value of $210,000.  As part of this transaction, the Company recorded contributed capital of $200,000, which was the difference in the value of the shares and the note payable. The note is due on demand and carries an interest rate of 6% A.P.R. During 2012, this loan was paid off. At December 31, 2012 and 2011, $0 and $10,379, respectively, was due on this loan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2012 and 2011:

Service	2012	2011
Audit Fees	$40,627	$34,845
Audit-Related Fees	-	-
Tax Fees	2,233	1,940
All Other Fees	-	-
Total	$42,860	$36,785

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

The Audit Committee pre-approved 100% of the Company’s 2012 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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

EAT AT JOE’S LTD., AND SUBSIDIARIES

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

Eat At Joe’s, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Eat At Joe’s, Ltd. and Subsidiaries (a Delaware corporation) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe’s, Ltd. and Subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

April 1, 2013

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	DECEMBER 31, 2012	DECEMBER 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$382,946	$712,648
Accounts receivable	882	12,877
Inventory	13,400	12,100
Prepaid expense	17,725	17,787
Security deposit	15,000	15,000
Trading securities	200,556	268,163
Available-for-sale securities	292,320	226,160

Total Current Assets	922,829	1,264,735

Property and equipment:
Equipment	104,633	97,594
Furniture & Fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
	383,234	376,195
Less accumulated depreciation	(85,770)	(35,347)

Total Property & Equipment	297,464	340,848

TOTAL ASSETS	$1,220,293	$1,605,583

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)
	DECEMBER 31, 2012	DECEMBER 31, 2011
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$43,453	$180,723
Related party accounts payable	—	8,784
Short-term notes payable	—	172,870
Related party notes payable	2,521,026	2,628,964
Convertible debentures	—	2,043,702

Total Current Liabilities	2,564,479	5,035,043

Total Liabilities	2,564,479	5,035,043

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized; 136,627,710 and
106,577,710 issued and outstanding, respectively	13,663	10,658
Additional paid-in capital	13,747,780	13,570,485
Unrealized gain on available-for-sale securities	93,820	112,660
Retained deficit	(15,199,451)	(17,123,265)

Total Stockholders’ Deficit	(1,344,186)	(3,429,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,220,293	$1,605,583

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	For the Years Ended December 31,
	2012	2011

Revenues	$1,118,330	$1,077,832
Cost of revenues	375,775	326,896
Gross Margin	742,555	750,936

Operating Expenses:
Labor and related expenses	357,149	326,207
Rent	234,396	179,772
Depreciation	50,423	27,889
Other general and administrative	415,414	175,271
Total Operating Expenses	1,057,382	709,139
Net Operating Income (Loss)	(314,827)	41,797

Other Income (Expense):
Interest income	1,410	2,950
Dividend income	—	27
Interest expense	(135,278)	(143,999)
Unrealized gain (loss) on trading securities	97,977	(105,026)
Gain (loss) on sale of marketable securities	(80,456)	54,317
Net Other Income (Expense)	(116,347)	(191,731)

Net loss before income taxes	(431,174)	(149,934)
Income tax (expense) benefit	—	(2,975)

Net Loss before extraordinary items	$(431,174)	$(152,909)

Extraordinary item (See Note 8)
Gain on extinguishment of debt (net of income tax of $0)	2,354,988	—

Net Income (Loss)	$1,923,814	$(152,909)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities	(18,840)	133,610

Comprehensive Income (Loss)	$(1,904,974)	$(19,299)

Income (Loss) Per Common Share:
Income (Loss) Before Extraordinary Item	$—	$—
Extraordinary Item	$0.02	$—
Income (Loss) Per Common Share:	$0.02	$—

Weighted Average Common Shares:
Basic	106,906,125	106,577,710
Diluted	121,612,007	123,819,089

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
	Preferred Stock Shares	Common Stock Amount	Additional Shares	Gains Unrealized Amount	Paid-in Capital	(Losses) on Securities	Retained Deficit	Total
Balance at December 31, 2010	20,000	$2	106,577,710	$10,658	$13,370,485	$(20,950)	$(16,970,356)	$(3,610,161)
Contributed capital	—	—	—	—	200,000	—	—	200,000
Unrealized gain on available-for-sale securities	—	—	—	—	—	133,610	—	133,610
Net loss for the year ended December 31, 2011	—	—	—	—	—	—	(152,909)	(152,909)
Balance at December 31, 2011	20,000	2	106,577,710	10,658	13,570,485	112,660	(17,123,265)	(3,429,460)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(18,840)	—	(18,840)
Common stock issued for services	—	—	30,050,000	3,005	177,295	—	—	180,300
Net income for the year ended December 31, 2012	—	—	—	—	—	—	1,923,814	1,923,814
Balance at December 31, 2012	20,000	$2	136,627,710	$13,663	$13,747,780	$93,820	$(15,199,451)	$(1,344,186)

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss) for the period	$1,923,814	$(152,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	50,423	27,889
Gain on extraordinary item	(2,354,988)	—
Common stock issued for services	180,300	—
Unrealized (gain) loss on trading securities	(97,977)	105,026
(Gain) loss on sale of marketable securities	80,456	(54,317)
Decrease (increase) in receivables	11,995	23
Decrease (increase) in inventory	(1,300)	(1,040)
Decrease (increase) in prepaid expense	62	(440)
Decrease (increase) in security deposit	—	(15,000)
(Decrease) increase in accrued interest payable	135,278	143,999
(Decrease) increase in accounts payable and accrued liabilities	1,147	1,300
Net Cash Provided by (Used) in Operating Activities	(70,790)	54,531

Cash Flows From Investing Activities:
Purchases of trading securities	(161,807)	(618,017)
Purchases of available-for-sale securities	(125,000)	(37,500)
Proceeds from sale of trading securities	286,934	682,412
Purchase of property and equipment	(7,039)	(360,796)
Net Cash Provided by Investing Activities	(6,912)	(333,901)

Cash Flows From Financing Activities:
Repayment of notes, advances and related party payables	(252,000)	(220,000)

Net Cash Provided by Financing Activities	(252,000)	(220,000)

Increase (Decrease) in Cash	(329,702)	(499,370)
Cash at beginning of period	712,648	1,212,018
Cash at end of period	$382,946	$712,648

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$8,784	$20,000
Income taxes paid during the period	$—	$3,533
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes and contributed capital	$—	$210,000
Unrealized gain (loss) on trading securities	$97,977	$(105,026)

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

          The Company has incurred a net income (loss) from operations for the years ended December 31, 2012 and 2011 of approximately ($315,000) and $42,000, respectively and had a working capital deficit of $1,641,650 as of December 31, 2012.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management’s plans include searching for and opening new restaurants in the future, utilizing company assets to maximize share holder value and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes these efforts will generate sufficient cash flows from future operations to pay the Company’s obligations and realize other assets.  There is no assurance any of these transactions will occur.

Nature of Business

The Company is developing, owns and operates theme restaurants styled in an “American Diner” atmosphere.

Principles of Consolidation

The consolidated financial statements include the accounts of Eat At Joe’s, LTD. And its wholly-owned subsidiaries, E.A.J. PHL Airport, Inc., a Pennsylvania corporation, E.A.J. Shoppes, Inc., a Nevada corporation, E.A.J. Cherry Hill, Inc., a Nevada corporation, E.A.J. Market East, Inc., a Nevada corporation, E.A.J. MO, Inc., a Nevada corporation, E.A.J. Walnut Street, Inc., a Nevada corporation, and 1398926 Ontario, Inc. and 1337855 Ontario, Inc., Ontario corporations.  All significant intercompany accounts and transactions have been eliminated.

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

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 (formerly SFAS No. 109, “Accounting for Income Taxes”).  ASC 740 requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

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

Recent Accounting Standards

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220).”   In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of ASU 2011-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Earnings (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  At December 31, 2012, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

Investment in Marketable Equity Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.   All of the Company’s available-for-sale are marketable equity securities and have no maturity date. The cost basis of the Company’s available-for-sale securities as of December 31, 2012 and 2011 was $198,500 and $113,500, respectively.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.  Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Investments in securities are summarized as follows:

	December 31, 2012
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$97,977	$—	$200,556
Available-for-sale securities	$93,820	$	$292,320
	December 31, 2011
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$—	$105,026	$268,163
Available-for-sale securities	$112,660	$—	$226,160

Results of operations for the years ended December 31, 2012 and 2011 include a gain of $97,977 for trading securities for the year ended December 31, 2012 and a $105,026 unrealized holding loss on trading securities for the year ended December 31, 2011.  For the year ended December 31, 2012, other comprehensive income includes a loss of $18,840 for unrealized holding losses on available-for-sale securities.  For the year ended December 31, 2011, other comprehensive income includes an unrealized holding gain on available-for-sale securities of $133,610.

Realized Gains and losses are determined on the basis of specific identification.  During the years ended December 31, 2012 and 2011, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were as follows:

Trading securities:		2012	2011
Sales Proceeds		$286,934	$682,412
Gross Realized Losses		$80,456	$-
Gross Realized Gains	$		$54,317

Available-for-sale securities:
Sale Proceeds		$-	$-
Gross Realized Losses		$-	$-
Gross Realized Gains		$-	$-

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
	Fair Value at	Quoted Prices in Active Markets	Significant Other Observable Inputs		Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)		(Level 3)
Trading securities	$200,556	$200,556	$-		$-
Available-for-sale securities	$292,320	$292,320	$-		$-
Total	$492,876	$492,876	$-	$

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - INCOME TAXES

As of December 31, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $3,300,000 that may be offset against future taxable income through 2032.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

The Company has the following tax assets:

	December 31,
	2012	2011
Net Operating Losses	$1,122,000	$1,768,000
Depreciation and Other	(15,920)	(21,340)
Valuation Allowance	(1,106,080)	(1,746,660)
	$—	$—

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	December 31,
	2012	2011
Provision (Benefit) at US Statutory Rate	$548,250	$(52,200)
Net Operating Losses	635,580	80,240
Depreciation and Other	(543,250)	155,140
Increase (Decrease) in Valuation Allowance	(640,580)	(183,180)
	$—	$—

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”)). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At December 31, 2012, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of ASC 740.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2012. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2009. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2012:

United States (a)	2009 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 4 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  As of December 31, 2012 and 2011, $1,513,260 and $1,442,889 (including accrued interest at 6%) in advances was due to these related parties..

.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  This loan was paid off in 2012. As of December 31, 2012 and 2011, related party accounts payable include $0 and $8,784, respectively, due to Berkshire Capital.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R. During the year ended December 31, 2010, the Company paid $210,000 towards this loan. During 2012 this loan was paid off. At December 31, 2012 and 2011, $0 and $46,545, respectively was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At December 31, 2012 and 2011, $174,185 and $164,066 was due on this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At December 31, 2012 and 2011, $139,182 and $131,096 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At December 31, 2012 and 2011, $220,491 and $207,681 was due on this loan, respectively.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At December 31, 2012 and 2011, $75,429 and $71,047, respectively, was due on this loan.

  On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  At December 31, 2012 and 2011, $24,932 and $59,611, respectively, was due on this loan.

  On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R. At December 31, 2012 and 2011, $168,268 and $158,494, respectively, was due on this loan.

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R. At December 31, 2012 and 2011, $93,969 and $88,510, respectively, was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On March 26, 2010, $30,000 was paid on this note.  At December 31, 2012 and 2011, $28,843 and $170,970, respectively, was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At December 31, 2012 and 2011, $82,467 and $77,676, respectively, was due on this loan.

On November 18, 2009, the Company acquired 5,000,000 share of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $150,000.  The note is due in three years and carries an interest rate of 6% A.P.R.  During the fourth quarter of 2011, this note was paid in full.

On October 19, 2010, the Company acquired 171,400 shares of Diamond Ranch Foods from Berkshire Capital Management in exchange for a note payable in the amount of $50,000.  The market value of the shares on October 19, 2010 was $1.05 per share, for a total value of $179,970.  As part of this transaction, the Company recorded contributed capital of $129,970, which was the difference in the value of the shares and note payable.  The note is due in three years and carries an interest rate of 6% A.P.R.  During the fourth quarter of 2011, this note was paid in full.

On May 17, 2011, the Company acquired 3,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a note payable in the amount of $10,000.  The market value of the shares on May 17, 2011 was $0.07 per share, for a total value of $210,000.  As part of this transaction, the Company recorded contributed capital of $200,000, which was the difference in the value of the shares and the note payable. The note is due on demand and carries an interest rate of 6% A.P.R. During 2012, this loan was paid off. At December 31, 2012 and 2011, $0 and $10,379, respectively, was due on this loan.

A summary of the above related party transactions is presented below.

Related Party	Date of loan	December 31, 2012	December 31, 2011
Joseph Fiore	2010 & 2011	$1,513,260	$1,442,889
Berkshire Capital Management	May 16, 2007	-	46,545
Berkshire Capital Management	September 14, 2007	174,185	164,066
Berkshire Capital Management	July 17, 2007	139,182	131,096
Berkshire Capital Management	August 22, 2007	220,491	207,681
Berkshire Capital Management	September 20, 2007	75,429	71,047
Berkshire Capital Management	January 11, 2008	24,932	59,611
Berkshire Capital Management	February 29, 2008	168,268	158,494
Berkshire Capital Management	April 24, 2008	93,969	88,510
Berkshire Capital Management	April 24, 2008	28,843	170,970
Berkshire Capital Management	July 1, 2008	82,467	77,676
Berkshire Capital Management	May 17, 2011	-	10,379
		$2,521,026	$2,628,964

During the year ended December 31, 2012, the Company issued 10,000,000 shares of common stock to its CEO for services rendered. The shares were valued at $0.006, the closing price on the date of grant, for a total expense of $60,000.

During the year ended December 31, 2012, the Company issued 12,500,000 shares of common stock to two of its Board Members for services rendered. The shares were valued at $0.006, the closing price on the date of grant, for a total expense of $75,000.

NOTE 5 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997.  E.A.J. PHL Airport pays $14,000 per month basic rent under the lease which expires April 2017.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Real Property
2013	$168,000
2014	168,000
2015	168,000
2016	168,000
2017	56,000
Total five year minimum lease payments	$728,000

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company.  It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

During 2011, the restaurant was closed for renovation starting in February 2011 and reopening in May 2011.  The Company paid a construction security deposit of $15,000 prior to construction. It is expected to be refunded in 2013.

NOTE 6 – COMMON STOCK TRANSACTIONS

During the year ended December 31, 2012, the Company issued 10,000,000 shares of common stock to its CEO for services rendered. The shares were valued at $0.006, the closing price on the date of grant, for a total expense of $60,000.

During the year ended December 31, 2012, the Company issued 12,500,000 shares of common stock to two of its Board Members for services rendered. The shares were valued at $0.006, the closing price on the date of grant, for a total expense of $75,000.

During the year ended December 31, 2012, the Company issued 7,550,000 shares of common stock to various individuals for services rendered. The shares were valued at $0.006, the closing price on the date of grant, for a total expense of $45,300.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

•	No dividends.

•	Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 14,705,882 common shares at December 31, 2012).

•	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holders option to convert.

•	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.

•	Entitled to liquidation preference at par value.

•	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 8 – EXTRAORDINARY ITEMS

As of December 31, 2012, the Company recognized an extraordinary gain of $2,043,702 due to the write-off of the Company’s convertible debentures. On July 31, and September 2, 1998, the Company sold its 8% convertible debenture in the aggregate principal amount of $1,500,000 to an accredited investor pursuant to an exemption from registration under Section 4(2) and/or Regulation D.

The material terms of the Company' convertible debentures provide for the payment of interest at 8% per annum payable quarterly, mandatory redemption after 3 years from the date of issuance at 130% of the principal amount.  Subject to adjustment, the debentures are convertible into Common Stock at the lower of a fixed conversion price ($1.82 per share for $900,000 principal amount of debentures; $1.61 per share for $600,000 principal amount of debentures) or 75% of the average closing bid price for the Company's Common Stock for the 5 trading days preceding the date of the conversion notice. Repayment of the indebtedness is secured by a general lien on the assets of the Company and guarantee by five of the Company's subsidiaries. On January 14, 2000, $150,000 of the debenture was converted to 500,000 shares of the Company’s common stock.

Since approximately 2004, the Company has tried repeatedly to contact the lender and its principals regarding the remaining balance owed by the Company on the convertible debenture. The Company continued to accrue interest on the debenture through December 31, 2005, when it was determined less than probable that any further payments would be made. No claims have been filed against the Company regarding these debentures. The Company’s attorney has determined the six year statute of limitations under New York state law has expired, and that no further payments are due from the Company. Based on this information, the Company has written off the balance of the convertible debenture on the balance sheet of $2,043,702 and recorded an extraordinary gain of the same amount.

As of December 31, 2012, the Company also determined that notes payable $172,870, and other liabilities of $138,416 related to its Ontario restaurants should be written-off and recorded as extraordinary gain. The Company had two restaurants in Ontario, Canada, that were closed in 2002. No claims have ever been filed against the Company relating to these liabilities. The Company has determined the statute of limitations related to these liabilities has expired and that no further payments are due from the Company. An extraordinary gain of $311,286 was recognized in the financial statements at December 31, 2012.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no reportable subsequent events exist.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAT AT JOE'S LTD.

Dated: April 1, 2013

By  /S/     Joseph Fiore

Joseph Fiore,

C.E.O., C.F.O., Chairman, Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2013.

Signatures and Title

/S/     Joseph Fiore

Joseph Fiore

C.E.O., C.F.O., Chairman, Secretary, Director

(Principal Executive, Financial

and Accounting Officer)

/S/     James Mylock, Jr.

James Mylock, Jr.

Director

/S/     Tim Matula

Tim Matula

Director

