Form 10-Q
period 2013-03-31
EAT AT JOES LTD
filed 2013-05-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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
1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2013, there were 136,627,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 9,433,962 common shares), par value $0.0001.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	(Unaudited) March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$507,728	$382,946
Accounts receivable	252	882
Inventory	13,400	13,400
Prepaid expense	17,377	17,725
Security deposit	15,000	15,000
Trading securities	546,718	200,556
Available-for-sale securities	324,240	292,320

Total Current Assets	1,424,715	922,829

Property and equipment:
Equipment	104,906	104,633
Furniture & Fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
	383,507	383,234
Less accumulated depreciation	(98,545)	(85,770)

Total Property & Equipment	284,962	297,464

TOTAL ASSETS	$1,709,677	$1,220,293

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)
	(Unaudited) March 31, 2013	December 31, 2012
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$50,285	$43,453
Related party notes payable	2,534,379	2,521,026

Total Current Liabilities	2,584,664	2,564,479

Total Liabilities	2,584,664	2,564,479

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized; 136,627,710 and
136,627,710 issued and outstanding, respectively	13,663	13,663
Additional paid-in capital	13,747,780	13,747,780
Unrealized gain on available-for-sale securities	213,190	93,820
Retained deficit	(14,849,622)	(15,199,451)

Total Stockholders’ Deficit	(874,987)	(1,344,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,709,677	$1,220,293

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
	For the Three Month Ended March 31,
	2013	2012

Revenues	$277,328	$312,969
Cost of revenues	84,554	89,768
Gross Margin	192,774	223,201

Operating Expenses:
Labor and related expenses	80,586	122,461
Rent	56,188	52,526
Depreciation	12,775	12,330
Other general and administrative	95,042	40,006
Total Operating Expenses	244,591	227,323
Net Operating Income (Loss)	(51,817)	(4,122)

Other Income (Expense):
Interest income	143	454
Interest expense	(33,353)	(35,080)
Unrealized gain (loss) on trading securities	303,361	130,935
Gain (loss) on sale of marketable securities	131,495	(69,826)
Net Other Income	401,646	26,483

Net Income	$349,829	$22,361

Other Comprehensive Income:
Unrealized gain on available-for-sale securities	119,370	70,780

Comprehensive Income	$469,199	$93,141

Income Per Common Share:	$0.00	$0.00
Income Per Common Share, Diluted:	$0.00	$0.00

Weighted Average Common Shares:
Basic	136,627,710	106,577,710
Diluted	146,061,672	121,962,325

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Month Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss) for the period	$349,829	$22,361
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,775	12,330
Unrealized (gain) loss on trading securities	(303,361)	(130,935)
(Gain) loss on sale of marketable securities	(131,495)	69,826
Decrease (increase) in receivables	630	1,381
Decrease (increase) in prepaid expense	348	418
(Decrease) increase in accrued interest payable	33,353	35,080
(Decrease) increase in accounts payable and accrued liabilities	6,832	(21,736)
Net Cash Provided by (Used) in Operating Activities	(31,089)	(11,275)

Cash Flows From Investing Activities:
Purchases of trading securities	(2,770)	(44,080)
Purchases of available-for-sale securities	(22,500)	(22,500)
Proceeds from sale of trading securities	201,414	177,040
Purchase of property and equipment	(273)	(3,224)
Net Cash Provided by Investing Activities	175,871	107,236

Cash Flows From Financing Activities:
Repayment of notes, advances and related party payables	(20,000)	(72,000)
Net Cash Provided by Financing Activities	(20,000)	(72,000)

Increase (Decrease) in Cash	124,782	23,961
Cash at beginning of period	382,946	712,648
Cash at end of period	$507,728	$736,609

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gain (loss) on available-for-sale securities	$119,370	$70,780
The accompanying notes are an integral part of these consolidated financial statements.
6

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

The Company has generated net income for the three months ended March 31, 2013 and 2012 of $349,829 and $22,361, respectively; however, the Company used cash from operations of $31,089 and $11,275, respectively. In addition, as of March 31, 2013, the Company had a working capital deficit of $1,159,949. These conditions continue to raise substantial doubt as to the Company's ability to continue as a going concern.

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

Nature of Business

The Company owns and operates a theme restaurant styled in an “American Diner” atmosphere.

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

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 9,433,962 and 15,384,615 common shares as of March 31, 2013 and 2012, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At March 31, 2013, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013.

The Company does not have any assets or liabilities measured at fair value on a non-recurring basis.

Investment in Marketable Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. All of the Company’s available-for-sale securities are marketable securities and have no maturity date. When sold the cost of the securities is determined using the average purchase cost of the securities. On occasion the Company will transfer some of its available for sale securities to trading securities. When this occurs the unrealized gain or loss is immediately recognized in earnings. During the quarter ended March 31, 2013 the Company recognized a $125,300 unrealized gain on securities transferred from available for sale to trading. No securities have been transferred from trading to available for sale. The cost basis of the Company’s available-for-sale securities as of March 31, 2013 and December 31, 2012 was $341,355 and $198,500, respectively.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:

March 31, 2013
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ 303,361	$ -	$ 546,718
Available-for-sale securities	$213,190	$ -	$ 324,240

December 31, 2012
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$ 97,977	$ -	$ 200,556
Available-for-sale securities	$ 93,820	$ -	$ 292,320

Results of operations for the three months ended March 31, 2013 includes a gain of $303,361 on unrealized holding gains on trading securities. For the three months ended March 31, 2013, other comprehensive income includes $119,370 for unrealized holding gains on available-for-sale securities.

Realized Gains and losses are determined on the basis of specific identification. During the three months ended March 31, 2013 and 2012, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

For the three months ended
March 31,
	2013	2012
Trading securities:
Sales Proceeds	$ 201,414	$ 177,040
Gross Realized Losses	$ (1,323)	$ (78,593)
Gross Realized Gains	$ 132,818	$ 8,767

Available-for-sale securities:
Sale Proceeds	$ -	$ -
Gross Realized Losses	$ -	$ -
Gross Realized Gains	$ -	$ -

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)

Trading securities	$ 546,718	$ 546,718	$ -	$ -
Available-for-sale securities	$ 324,240	$ 324,240	$ -	$ -

Total	$ 870,958	$ 870,958	$ -	$ -

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

The Company has the following tax assets:

	December 31,
	2012	2011
Net Operating Losses	$1,122,000	$1,768,000
Depreciation and Other	(15,920)	(21,340)
Valuation Allowance	(1,106,080)	(1,746,660)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	December 31,
	2012	2011
Provision (Benefit) at US Statutory Rate	$548,250	$(52,200)
Net Operating Losses	635,580	80,240
Depreciation and Other	(543,250)	155,140
Increase (Decrease) in Valuation Allowance	(640,580)	(183,180)
	$-	$-

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  At March 31, 2013 and December 31, 2012, $1,531,521 and $1,513,260 was due on this loan, respectively (including accrued interest at 6%) in advances was due to these related parties.

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

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At March 31, 2013 and December 31, 2012, $176,811 and $174,185 was due on this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At March 31, 2013 and December 31, 2012, $141,280 and $139,182 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At March 31, 2013 and December 31, 2012, $223,814 and $220,491 was due on this loan, respectively.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At March 31, 2013 and December 31, 2012, $76,566 and $75,429, respectively, was due on this loan.

  On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6%

A.P.R.  At March 31, 2013 and December 31, 2012, $25,308 and $24,932, respectively, was due on this loan.

  On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R. At March 31, 2013 and December 31, 2012, $170,805 and $168,268, respectively, was due on this loan.

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R. At March 31, 2013 and December 31, 2012, $95,386 and $93,969, respectively, was due on this loan.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On January 3, 2013 $20,000 was paid on this note.  At March 31, 2013 and December 31, 2012, $9,177 and $28,843, respectively, was due on this loan.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  At At March 31, 2013 and December 31, 2012, $83,710 and $82,467, respectively, was due on this loan.

A summary of the above related party transactions is presented below.

Related Party	Date of loan	March 31, 2013	December 31, 2012
Joseph Fiore	2010 & 2011	$1,531,521	$1,513,260
Berkshire Capital Management	September 14, 2007	176,811	174,185
Berkshire Capital Management	July 17, 2007	141,280	139,182
Berkshire Capital Management	August 22, 2007	223,814	220,491
Berkshire Capital Management	September 20, 2007	76,566	75,429
Berkshire Capital Management	January 11, 2008	25,308	24,932
Berkshire Capital Management	February 29, 2008	170,806	168,268
Berkshire Capital Management	April 24, 2008	95,386	93,969
Berkshire Capital Management	April 24, 2008	9,177	28,843
Berkshire Capital Management	July 1, 2008	83,710	82,467
		$2,534,379	$2,521,026

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

NOTE 5 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997.  E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease which expires April 2017.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Real Property
2013	$ 168,000
2014	168,000
2015	168,000
2016	168,000
2017	56,000
Total five year minimum lease payments	$ 728,000

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

During 2011, the restaurant was closed for renovation starting in February 2011 and reopening in May 2011. The Company paid a construction security deposit of $15,000 prior to construction. The Company expects the deposit to be refunded in 2013.

NOTE 6 - COMMON STOCK TRANSACTIONS

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

NOTE 7 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
16

*	Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 9,433,962 common shares at March 31, 2013).
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 8 - EXTRAORDINARY ITEMS

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

As of December 31, 2012, the Company also determined that notes payable of $172,870, and other liabilities of $138,416 related to its Ontario restaurants should be written-off and recorded as an extraordinary gain. The Company had two restaurants in Ontario, Canada, that were closed in 2002. No claims have ever been filed against the Company relating to these liabilities. The Company has determined the statute of limitations related to these liabilities has expired and that no further payments are due from the Company. An extraordinary gain of $311,286 was recognized in the financial statements at December 31, 2012.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no reportable subsequent events exist.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General - The condensed consolidated interim financial statements and this discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012:

Results of Operations - For the three months ended March 31, 2013 and 2012, the Company had net loss from operations of $51,817 and $4,122, respectively.

Total Revenues - For the three months ended March 31, 2013 and 2012, the Company had total sales of approximately $277,000 and $313,000 respectively, for a decrease of approximately $36,000 or 11.5%. Management believes revenues will increase in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased 1.8% as a percentage of sales during the first quarter from 2012 to 2013.  This increase can be attributed to the higher cost of certain food items.

The cost of labor decreased $41,875 to $80,586 for the three months ended March 31, 2013 compared to $122,461 for the three months ended March 31, 2012. The decrease is a result of changes at the restaurant that eliminated excess hours being worked and decreased overtime pay.

The cost of rent increased approximately 3.5% as a percentage of sales from 2012 to 2013.   E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year.  Basic rent is a fixed cost and percentage rent is variable, so the total rent paid varies from year to year.

General and administrative expenses increased 21.5% as a percentage of sales for the first quarter from 2012 to 2013.  The increase can be attributed to some additional expenditure on sales, consulting and professional fees.

Interest expense decreased $1,727 during the first quarter from 2012 to 2013.  This decrease is due to the decrease in interest being accrued on notes payable as some of those notes were partially repaid or paid in full.

The unrealized gain on trading securities increased $172,426 from $130,935 for the three months ended March 31, 2012 to $303,361 for the three months ended March 31, 2013.  This increase was due to the increased value of trading securities by the end of the first quarter 2013.

The realized gain (loss) from the sale of marketable securities changed from a loss of $69,826 in 2012 to a gain of $131,495 in 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, the Company has a working capital deficit of approximately $1,160,000. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

Since the Company's re-activation in January 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units.

During the three months ended March 31, 2013, the Company received $201,414 in cash from proceeds of sales of trading securities for investing activities. Cash of $22,500 was used for the purchase of marketable equity securities for the three months ended March 31, 2013. As of March 31, 2013, the company owns marketable securities valued at $870,958.

During the first quarter of 2013, the company repaid $20,000 in related party loans from past years.  As of March 31, 2013, $2,534,379 in advances and accrued interest was due to related parties.

For the quarters ended March 31, 2013 and 2012, cash flows used for operating activities were $31,089 and $11,275, respectively.

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

Based on this evaluation as of March 31, 2013, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

EAT AT JOE'S LTD. (Registrant)

DATE: May 14, 2013	By: /s/ Joseph Fiore Joseph Fiore C.E.O., C.F.O., Chairman, Secretary, Director (Principal Executive & Accounting Officer)

