Form 10-Q
period 2013-06-30
EAT AT JOES LTD
filed 2013-08-13
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

☐ Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2013, there were 136,627,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 2,631,579 common shares), par value $0.0001.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	(Unaudited) June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$567,987	$382,946
Accounts receivable	929	882
Inventory	13,400	13,400
Prepaid expense	17,492	17,725
Security deposit	15,000	15,000
Trading securities	2,189,178	200,556
Available-for-sale securities	1,710,050	292,320

Total Current Assets	4,514,036	922,829

Property and equipment:
Equipment	104,906	104,633
Furniture & fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
	383,507	383,234
Less accumulated depreciation	(111,015)	(85,770)

Total property & equipment	272,492	297,464

TOTAL ASSETS	$4,786,528	$1,220,293

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)
	(Unaudited) June 30, 2013	December 31, 2012
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$20,501	$43,453
Related party notes payable	2,478,927	2,521,026

Total Current Liabilities	2,499,428	2,564,479

Total Liabilities	2,499,428	2,564,479

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.0001 par value.
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock - $0.0001 par value.
250,000,000 shares authorized; 136,627,710 and
136,627,710 issued and outstanding, respectively	13,663	13,663
Additional paid-in capital	13,747,780	13,747,780
Unrealized gain on available-for-sale securities	103,300	93,820
Retained deficit	(11,577,645)	(15,199,451)

Total Stockholders’ Deficit	2,287,100	(1,344,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,786,528	$1,220,293

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
	For the Six months ended		For the Three months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$604,068	$602,472	$326,740	$289,503
Cost of revenues	181,622	184,141	97,068	94,373
Gross margin	422,446	418,331	229,672	195,130

Expenses
Labor and related expenses	163,653	188,489	83,067	66,028
Rent	108,315	105,587	52,127	53,061
Depreciation and amortization	25,246	24,881	12,471	12,551
Other general and administrative	183,030	154,914	87,988	114,908
Total operating expenses	480,244	473,871	235,653	246,548
Net Operating Income (Loss)	(57,798)	(55,540)	(5,981)	(51,418)

Other Income (Expense)
Interest income	368	923	225	469
Interest expense	(65,595)	(69,177)	(32,242)	(34,097)
Unrealized gain (loss) on trading securities	2,006,760	180,621	1,703,399	49,686
Gain (Loss) on sale of marketable
securities	1,738,071	(78,609)	1,606,576	(8,783)
Net Other Income (Expense)	3,679,604	33,758	3,277,958	7,275

Net Income (Loss)	$3,621,806	$(21,782)	$3,271,977	$(44,143)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	9,480	147,720	(109,890)	76,940

Comprehensive Income	$3,631,286	$125,938	$3,162,087	$32,797

Basic & diluted income (loss) per common share:	$0.03	$(0.00)	$0.02	$(0.00)
Weighted average common shares
Basic	136,627,710	106,577,710	136,627,710	106,577,710
Diluted	139,259,289	117,447,275	139,259,289	117,477,275

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Month Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss) for the period	$3,621,806	$(21,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,246	24,881
Unrealized (gain) loss on trading securities	(2,006,760)	(180,621)
(Gain) loss on sale of marketable securities	(1,738,071)	78,609
Decrease (increase) in receivables	(47)	1,409
Decrease (increase) in prepaid expense	233	418
(Decrease) increase in accrued interest payable	65,595	69,177
(Decrease) increase in accounts payable and accrued liabilities	(22,952)	(20,855)
Net Cash Provided by (Used) in Operating Activities	(54,950)	(48,764)

Cash Flows From Investing Activities:
Purchases of trading securities	(92,770)	(63,569)
Purchases of available-for-sale securities	(1,631,031)	(83,000)
Proceeds from sale of trading securities	2,274,065	251,876
Purchase of property and equipment	(273)	(6,923)
Net Cash Provided by Investing Activities	549,991	98,384

Cash Flows From Financing Activities:
Repayment of notes, advances and related party payables	(310,000)	(122,000)
Net Cash Provided by Financing Activities	(310,000)	(122,000)

Increase (Decrease) in Cash	185,041	(72,380)
Cash at beginning of period	382,946	712,648
Cash at end of period	$567,987	$640,268
Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes	$202,306	$—
Unrealized gain (loss) on available-for-sale securities	$9,480	$(180,621)
The accompanying notes are an integral part of these consolidated financial statements.
6

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of June 30, 2013 and for the six month periods ended June 30, 2013 and 2012 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

The Company has generated net income for the six months ended June 30, 2013 of $3,621,806; however, the Company used cash from operations of $54,950. In addition, as of June 30, 2013, the Company had a accumulated deficit of $11,577,645. These conditions continue to raise substantial doubt as to the Company's ability to continue as a going concern.

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

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 2,631,579 and 10,869,565, common shares as of June 30, 2013 and 2012, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At June 30, 2013, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013.

The Company does not have any assets or liabilities measured at fair value on a non-recurring basis.

Investment in Marketable Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. All of the Company’s available-for-sale securities are marketable securities and have no maturity date. When sold the cost of the securities is determined using the average purchase cost of the securities. On occasion the Company will transfer some of its available for sale securities to trading securities. When this occurs the unrealized gain or loss is immediately recognized in earnings. During the period ended June 30, 2013 the Company recognized a $119,000 unrealized gain on securities transferred from available for sale to trading. No securities have been transferred from trading to available for sale. The cost basis of the Company’s available-for-sale securities as of June 30, 2013 and December 31, 2012 was $1,606,750 and $198,500, respectively.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:

	June 30, 2013
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$2,006,760	$—	$2,189,178
Available-for-sale securities	$103,300	$—	$1,710,050

	December 31, 2012
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$97,977	$—	$200,556
Available-for-sale securities	$93,820	$—	$292,320

Results of operations for the six months ended June 30, 2013 includes a gain of $2,006,760 on unrealized holding gains on trading securities. For the six months ended June 30, 2013, other comprehensive income includes $9,480 for unrealized holding gains on available-for-sale securities.

Realized Gains and losses are determined on the basis of specific identification. During the six months ended June 30, 2013 and 2012, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	For the six months ended
	June 30,
	2013	2012
Trading securities:
Sales Proceeds	$2,274,065	$251,876
Gross Realized Losses	$(89,931)	$(78,609)
Gross Realized Gains	$1,828,002	$

Available-for-sale securities:
Sale Proceeds	$—	$—
Gross Realized Losses	$—	$—
Gross Realized Gains	$—	$—

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)

Trading securities	$2,189,178	$2,189,178	$—	$—
Available-for-sale securities	$1,710,050	$1,710,050	$—	$—

Total	$3,899,228	$3,899,228	$—	$—

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  At June 30, 2013 and December 31, 2012, $1,550,057 and $1,513,260 was due on this loan, respectively (including accrued interest at 6%) in advances was due to these related parties.

On August 8, 2003, the Board resolved to enter into an agreement with Berkshire Capital Management Co., Inc., a related party, for the purpose of utilizing the Company’s tax loss carry forward to sell Berkshire’s acquired free trading stock in other public companies.  This loan was paid off in 2012.

On May 16, 2007, the Company acquired 3,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $210,000, carrying an interest rate of 6% A.P.R. During the year ended December 31, 2010, the Company paid $210,000 towards this loan. This loan was paid off in 2012.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At June 30, 2013 and December 31, 2012, $179,437 and $174,185 was due on this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At June 30, 2013 and December 31, 2012, $143,379 and $139,182 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At June 30, 2013 and December 31, 2012, $227,138 and $220,491 was due on this loan, respectively.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At June 30, 2013 and December 31, 2012, $77,703 and $75,429, respectively, was due on this loan.

  On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  This loan was paid off in the quarter ended June 30, 2013.

  On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R. At June 30, 2013 and December 31, 2012, $97,910 and $168,268, respectively, was due on this loan.

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R. This loan was paid off in the quarter ended June 30, 2013.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On January 3, 2013 $20,000 was paid on this note.  This loan was paid off in the quarter ended June 30, 2013.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  This loan was paid off in the quarter ended June 30, 2013.

On May 31, 2013 the Company acquired 16,230,637 shares of Nuvilex, Inc. and 1,000,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $202,306, carrying an interest rate of 6% A.P.R.  At June 30, 2013 $203,303, was due on this loan.

A summary of the above related party transactions is presented below.

Related Party	Date of loan	June 30, 2013	December 31, 2012
Berkshire Capital Management	May 31, 2013	$203,303	$-
Joseph Fiore	2010 & 2011	1,550,057	1,513,260
Berkshire Capital Management	September 14, 2007	179,437	174,185
Berkshire Capital Management	July 17, 2007	143,379	139,182
Berkshire Capital Management	August 22, 2007	227,138	220,491
Berkshire Capital Management	September 20, 2007	77,703	75,429
Berkshire Capital Management	January 11, 2008	-	24,932
Berkshire Capital Management	February 29, 2008	97,910	168,268
Berkshire Capital Management	April 24, 2008	-	93,969
Berkshire Capital Management	April 24, 2008	-	28,843
Berkshire Capital Management	July 1, 2008	-	82,467
		$2,478,927	$2,521,026

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

NOTE 3 - RENT AND LEASE EXPENSE

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

NOTE 4 - COMMON STOCK TRANSACTIONS

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

NOTE 5 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 2,631,579 common shares at June 30, 2013).

*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 6 - EXTRAORDINARY ITEMS

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

As of December 31, 2012, the Company also determined that notes payable of $172,870 and other liabilities of $138,416 related to its Ontario restaurants should be written-off and recorded as an extraordinary gain. The Company had two restaurants in Ontario, Canada, that were closed in 2002. No claims have ever been filed against the Company relating to these liabilities. The Company has determined the statute of limitations related to these liabilities has expired and that no further payments are due from the Company. An extraordinary gain of $311,286 was recognized in the financial statements at December 31, 2012.

NOTE 7 - SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012:

Results of Operations - For the three months ended June 30, 2013 the Company had net income of $3,271,917 compared to a net loss of $44,143 for the three months ended June 30, 2012. The change to and large increase in net income is attributed to gains on the sale of both trading and available-for-sale marketable securities.

Total Revenues - For the three months ended June 30, 2013 and 2012, the Company had total sales of approximately $327,000 and $289,500, respectively, for an increase of approximately $37,500 or 13%. Management believes revenues will continue to increase in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies decreased 2.8% as a percentage of sales during the second quarter from 2012 to 2013.

The cost of labor increased $17,039 to $83,067 from $66,028 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase is a result of responding to increased business with more hours for employees.

The cost of rent decreased approximately 2.4% as a percentage of sales from 2012 to 2013.   E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year.  Basic rent is a fixed cost and percentage rent is variable, so the total rent paid varies from year to year.

General and administrative expenses decreased 12.7% as a percentage of sales for the second quarter from 2012 to 2013.  The decrease can be attributed to less expenditure on sales, consulting and professional fees.

Interest expense decreased $1,855 during the quarter from 2012 to 2013.  This decrease is due to the decrease in interest being accrued on notes payable as some of those notes were partially repaid or paid in full.

The unrealized gain on trading securities increased $1,653,713 from $49,686 for the three months ended June 30, 2012 to $1,703,399 for the three months ended June 30, 2013.  This increase was due to the increased value of trading securities by the end of the second quarter 2013.

The realized gain (loss) from the sale of marketable securities changed from a loss of $8,783 in 2012 to a gain of $1,606,576 in 2013.

Results of Operations for the Six Months Ended June 30, 2013 and 2012:

Results of Operations - For the six months ended June 30, 2013 the Company had net income of $3,621,806 compared to a net loss of $21,782 for the six months ended June 30, 2012. The change to and large increase in net income is attributed to gains on the sale of both trading and marketable securities.

Total Revenues - For the six months ended June 30, 2013 and 2012, the Company had total sales of approximately $604,000 and $602,500.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies stayed flat as a percentage of sales during the second quarter from 2012 to 2013.

The cost of labor decreased $24,836 to $163,653 from $188,489 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The overall decrease for the six month period was a result of less wages being paid in the first three months compared to an increase in the later part of the period.

The cost of rent decreased less then 1% as a percentage of sales from 2012 to 2013.   E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year.  Basic rent is a fixed cost and percentage rent is variable, so the total rent paid varies from year to year.

General and administrative expenses increased 4.5% as a percentage of sales for the second quarter from 2012 to 2013.  The increase can be attributed to some additional expenditure on sales, consulting and professional fees.

Interest expense decreased $3,582 during the quarter from 2012 to 2013.  This decrease is due to the decrease in interest being accrued on notes payable as some of those notes were partially repaid or paid in full.

The unrealized gain on trading securities increased $1,826,139 from $180,621 for the six months ended June 30, 2012 to $2,006,760 for the six months ended June 30, 2013.  This increase was due to the increased value of trading securities by the end of the second quarter 2013.

The realized gain (loss) from the sale of marketable securities changed from a loss of $78,609 in 2012 to a gain of $1,738,071 in 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, the Company has an accumulated deficit of $11,577,645. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the six months ended June 30, 2013, the Company received $2,274,065 in cash from proceeds of sales of trading securities for investing activities. Cash of $1,723,801 was used for the purchase of marketable equity securities for the six months ended June 30, 2013. As of June 30, 2013, the company owns trading and available for sale securities valued at $3,899,228.

During the six months ended June 30, 2013, the company repaid $310,000 in related party loans from past years.  As of June 30, 2013, $2,478,927 in advances and accrued interest was due to related parties.

For the six months ended June 30, 2013 and 2012, cash flows used for operating activities were $54,950 and $48,764, respectively.

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

Based on this evaluation as of June 30, 2013, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

EAT AT JOE'S LTD.

(Registrant)

DATE: August 13, 2013	By: /s/ Joseph Fiore Joseph Fiore C.E.O., C.F.O., Chairman, Secretary, Director (Principal Executive & Accounting Officer)

