Form 10-Q
period 2013-09-30
EAT AT JOES LTD
filed 2013-11-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2013, there were 136,627,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 3,571,429 common shares), par value $0.0001.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	(Unaudited) September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,944,597	$382,946
Accounts receivable	731	882
Inventory	13,400	13,400
Prepaid expense	17,469	17,725
Security deposit	15,000	15,000
Trading securities	1,858,202	200,556
Available-for-sale securities	2,504,150	292,320

Total Current Assets	6,353,549	922,829

Property and equipment:
Equipment	104,905	104,633
Furniture & fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
	383,506	383,234
Less accumulated depreciation	(139,968)	(85,770)

Total property & equipment	243,538	297,464

TOTAL ASSETS	$6,597,087	$1,220,293

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)
	(Unaudited) September 30, 2013	December 31, 2012
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$24,140	$43,453
Related party notes payable	2,359,758	2,521,026

Total Current Liabilities	2,383,898	2,564,479

Total Liabilities	2,383,898	2,564,479

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value,
10,000,000 shares authorized;
20,000 Series E shares issued and outstanding	2	2
Common Stock, $0.0001 par value,
250,000,000 shares authorized; 136,627,710 and
136,627,710 issued and outstanding, respectively	13,663	13,663
Additional paid-in capital	14,587,780	13,747,780
Unrealized gain on available-for-sale securities	257,399	93,820
Retained deficit	(10,645,655)	(15,199,451)

Total Stockholders’ Equity (Deficit)	4,213,189	(1,344,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,597,087	$1,220,293

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
	For the Nine months ended		For the Three months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$968,992	$872,042	$364,924	$269,570
Cost of revenues	312,312	272,003	130,690	87,862
Gross margin	656,680	600,039	234,234	181,708

Expenses
Labor and related expenses	248,793	255,231	85,140	66,742
Rent	163,321	184,157	55,006	78,570
Depreciation and amortization	54,199	37,695	28,953	12,814
Other general and administrative	244,697	206,792	61,667	51,878
Total operating expenses	711,010	683,875	230,766	210,004
Net Operating Income (Loss)	(54,330)	(83,836)	3,468	(28,296)

Other Income (Expense)
Interest income	475	1,201	107	278
Interest expense	(96,427)	(104,757)	(30,832)	(35,580)
Unrealized gain (loss) on trading securities	1,023,002	100,943	(983,758)	(79,678)
Gain (Loss) on sale of marketable
securities	3,681,075	(79,987)	1,943,004	(1,378)
Net Other Income (Expense)	4,608,125	(82,600)	928,521	(116,358)

Net Income (Loss)	$4,553,795	$(166,436)	$931,989	$(144,654)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	163,579	(9,530)	154,099	(157,250)

Comprehensive Income (Loss)	$4,717,374	$(175,966)	$1,086,088	$(301,904)

Basic & diluted income (loss) per common share:	$0.03	$(0.00)	$0.01	$(0.00)
Weighted average common shares
Basic	136,627,710	106,577,710	136,627,710	106,577,710
Diluted	140,199,139	138,223,280	140,199,139	138,223,280

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Month Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss) for the period	$4,553,795	$(166,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	54,198	37,695
Unrealized (gain) loss on trading securities	(1,023,002)	(100,943)
(Gain) loss on sale of marketable securities	(3,681,075)	79,987
Decrease (increase) in receivables	151	1,383
Decrease (increase) in prepaid expense	256	68
(Decrease) increase in accrued interest payable	96,425	104,757
(Decrease) in accounts payable and accrued liabilities	(19,313)	(25,538)
Net Cash Provided used in Operating Activities	(18,565)	(69,027)

Cash Flows From Investing Activities:
Purchases of trading securities	(225,170)	(91,807)
Purchases of available-for-sale securities	(2,212,500)	(127,500)
Proceeds from sale of trading securities	4,478,158	285,534
Purchase of property and equipment	(272)	(7,789)
Net Cash Provided by Investing Activities	2,040,216	58,438

Cash Flows From Financing Activities:
Repayment of notes, advances and related party payables	(460,000)	(252,000)
Net Cash Used by Financing Activities	(460,000)	(252,000)

Increase (Decrease) in Cash	1,561,651	(262,589)
Cash at beginning of period	382,946	712,648
Cash at end of period	$1,944,597	$450,059
Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes	$202,306	$—
Marketable securities acquired through contributed capital	$840,000	$—
Unrealized gain (loss) on available-for-sale securities	$257,399	$100,943
The accompanying notes are an integral part of these consolidated financial statements.
6

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of September 30, 2013 and for the nine month periods ended September 30, 2013 and 2012 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

The Company has generated net income for the nine months ended September 30, 2013 of $4,553,795; however, the Company used cash from operations of $18,565. In addition, as of September 30, 2013, the Company had an accumulated deficit of $10,645,655. These conditions continue to raise substantial doubt as to the Company's ability to continue as a going concern.

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

Depreciation

Office furniture, equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Furniture & fixtures	5-10 years
Equipment	5- 7 years
Computer equipment	3 years
Leasehold improvements	6-15 years

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

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 3,571,429 and 31,645,570, common shares as of September 30, 2013 and 2012, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At September 30, 2013, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013.

The Company does not have any assets or liabilities measured at fair value on a non-recurring basis.

Investment in Marketable Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. All of the Company’s available-for-sale securities are marketable securities and have no maturity date. When sold the cost of the securities is determined using the average purchase cost of the securities. On occasion the Company will transfer some of its available for sale securities to trading securities. When this occurs the unrealized gain or loss is immediately recognized in earnings. During the period ended September 30, 2013 the Company recognized a $119,000 unrealized gain on securities transferred from available for sale to trading. No securities have been transferred from trading to available for sale. The cost basis of the Company’s available-for-sale securities as of September 30, 2013 and December 31, 2012 was $1,646,750 and $938,899, respectively.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:

	September 30, 2013
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$1,023,002	$—	$1,858,202
Available-for-sale securities	$257,399	$—	$2,504,150

	December 31, 2012
	Gross	Gross
	Unrealized	Unrealized	Fair
	Gain	Loss	Value
Trading securities	$97,977	$—	$200,556
Available-for-sale securities	$93,820	$—	$292,320

Results of operations for the nine months ended September 30, 2013 includes a gain of $1,023,002 on unrealized holding gains on trading securities. For the nine months ended September 30, 2013, other comprehensive income includes $163,579 for unrealized holding gains on available-for-sale securities.

Realized Gains and losses are determined on the basis of specific identification. During the nine months ended September 30, 2013 and 2012, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	For the nine months ended
	September 30,
	2013	2012
Trading securities:
Sales Proceeds	$4,478,158	$285,534
Gross Realized Losses	$(89,931)	$(79,987)
Gross Realized Gains	$3,771,006	$—

Available-for-sale securities:
Sale Proceeds	$—	$—
Gross Realized Losses	$—	$—
Gross Realized Gains	$—	$—

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)

Trading securities	$1,858,202	$1,858,202	$—	$—
Available-for-sale securities	$2,504,150	$2,504,150	$—	$—

Total	$4,362,352	$4,362,352	$—	$—

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  At September 30, 2013 and December 31, 2012, $1,568,871 and $1,513,260 was due on this loan, respectively (including accrued interest at 6%).

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

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R.  At September 30, 2013 and December 31, 2012, $182,063 and $174,185 was due on, this loan, respectively.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At September 30, 2013 and December 31, 2012, $145,477 and $139,182 was due on this loan, respectively.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At September 30, 2013 and December 31, 2012, $230,462 and $220,491 was due on this loan, respectively.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At September 30, 2013 and December 31, 2012, $78,840 and $75,429, respectively, was due on this loan.

  On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  This loan was paid off in the period ended September 30, 2013.

  On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R. At September 30, 2013 and December 31, 2012, $99,249 and $168,268, respectively, was due on this loan.

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R. This loan was paid off in the period ended September 30, 2013.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On January 3, 2013 $20,000 was paid on this note.  This loan was paid off in the quarter ended September 30, 2013.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  This loan was paid off in the period ended September 30, 2013.

On May 31, 2013 the Company acquired 16,230,637 shares of Nuvilex, Inc. and 1,000,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $202,306, carrying an interest rate of 6% A.P.R.  During the quarter ended September 30, 2013, $150,000 was repaid on this loan. At September 30, 2013 $54,796, was due on this loan.

A summary of the above related party transactions is presented below.

Related Party	Date of loan	September 30, 2013	December 31, 2012
Berkshire Capital Management	May 31, 2013	$54,796	$-
Joseph Fiore	2010 & 2011	1,568,871	1,513,260
Berkshire Capital Management	September 14, 2007	182,063	174,185
Berkshire Capital Management	July 17, 2007	145,477	139,182
Berkshire Capital Management	August 22, 2007	230,462	220,491
Berkshire Capital Management	September 20, 2007	78,840	75,429
Berkshire Capital Management	January 11, 2008	-	24,932
Berkshire Capital Management	February 29, 2008	99,249	168,268
Berkshire Capital Management	April 24, 2008	-	93,969
Berkshire Capital Management	April 24, 2008	-	28,843
Berkshire Capital Management	July 1, 2008	-	82,467
		$2,539,758	$2,521,026

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

NOTE 5 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 3,571,429 common shares at September 30, 2013).
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012:

Results of Operations - For the three months ended September 30, 2013 the Company had net income of $931,989 compared to a net loss of $144,654 for the three months ended September 30, 2012. The change to, and large increase in net income is attributed to gains on the sale of marketable securities.

Total Revenues - For the three months ended September 30, 2013 and 2012, the Company had total sales of approximately $365,000 and $270,000, respectively, for an increase of approximately $95,000 or 35%. Management believes revenues will continue to increase in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies decreased 3.2% as a percentage of sales during the third quarter from 2012 to 2013.

The cost of labor increased $18,398 to $85,140 from $66,742 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase is a result of responding to increased business with more hours for employees.

The cost of rent decreased approximately 14% as a percentage of sales from 2012 to 2013.   E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year.  Basic rent is a fixed cost and percentage rent is variable, so the total rent paid varies from year to year.

General and administrative expenses decreased 2.3% as a percentage of sales for the third quarter from 2012 to 2013.  The decrease can be attributed to a greater increase in sales than in expenses.

Interest expense decreased $4,748 during the quarter from 2012 to 2013.  This decrease is due to the decrease in interest being accrued on notes payable as some of those notes were partially repaid or paid in full.

The unrealized loss on trading securities increased $904,080 from $79,678 for the three months ended September 30, 2012 to $983,758 for the three months ended September 30, 2013.

The realized gain (loss) from the sale of marketable securities changed from a loss of $1,378 in 2012 to a gain of $1,943,004 in 2013.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012:

Results of Operations - For the nine months ended September 30, 2013 the Company had net income of $4,553,795 compared to a net loss of $166,436 for the nine months ended September 30, 2012. The change to and large increase in net income is attributed to gains realized on the sale of marketable securities and unrealized gains on the change in value of trading securites.

Total Revenues - For the nine months ended September 30, 2013 and 2012, the Company had total sales of approximately $969,000 and $872,000, respectively.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increase 1% as a percentage of sales during the third quarter from 2012 to 2013.

The cost of labor decreased $6,438 to $248,793 from $255,231 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease for the nine month period was a result of less wages being paid in the first three months compared to an increase in the later part of the period.

The cost of rent decreased 4.2% as a percentage of sales from 2012 to 2013.   E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year.  Basic rent is a fixed cost and percentage rent is variable, so the total rent paid varies from year to year.

General and administrative expenses increased 1.5% as a percentage of sales for the third quarter from 2012 to 2013.  The increase can be attributed to some additional expenditure on sales, consulting and professional fees.

Interest expense decreased $8,330 during the nine months from 2012 to 2013.  This decrease is due to the decrease in interest being accrued on notes payable as some of those notes were partially repaid or paid in full.

The unrealized gain on trading securities increased $922,059 from $100,943 for the nine months ended September 30, 2012 to $1,023,002 for the nine months ended September 30, 2013.  This increase was due to the increased value of trading securities by the end of the third quarter 2013.

The realized gain (loss) from the sale of marketable securities changed from a loss of $79,987 in 2012 to a gain of $3,681,075 in 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, the Company has an accumulated deficit of $10,645,655. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the nine months ended September 30, 2013, the Company received $4,478,158 in cash from proceeds of sales of trading securities for investing activities. Cash of $2,212,500 was used for the purchase of marketable equity securities for the nine months ended September 30, 2013. As of September 30, 2013, the company owns trading and available for sale securities valued at $4,362,352.

During the nine months ended September 30, 2013, the company repaid $460,000 in related party loans from past years.  As of September 30, 2013, $2,359,758in advances and accrued interest was due to related parties.

For the nine months ended September 30, 2013 and 2012, cash flows used for operating activities were $18,565 and $69,027, respectively.

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

Based on this evaluation as of September 30, 2013, there were no changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

EAT AT JOE'S LTD. (Registrant)

DATE: November 14, 2013	By: /s/ Joseph Fiore Joseph Fiore Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer & Principal Accounting Officer)

