Form 10-K/A
period 2011-12-31
EAT AT JOES LTD
filed 2013-12-05
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     [  ] Yes     [X] No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes     No

1

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

Explanatory Note:

This purpose of this amendment to the Registrant’s Annual Report on Form 10-K filed on March 30, 2012 is being filed to solely correct typographical error on cover page under “Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.” All other items remain unchanged from the original filing.

2

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAT AT JOE'S LTD.

Dated: December 6 , 2013

By  /S/     Joseph Fiore

Joseph Fiore,

C.E.O., C.F.O., Chairman, Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 6th day of December 2013 .

Signatures and Title

/S/     Joseph Fiore

Joseph Fiore

C.E.O., C.F.O., Chairman, Secretary, Director

(Principal Executive, Financial

and Accounting Officer)

/S/     James Mylock, Jr.

James Mylock, Jr.

Director

/S/     Tim Matula

Tim Matula

Director

3