Form 10-K/A
period 2012-12-31
EAT AT JOES LTD
filed 2013-12-05
CIK 829325

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

This purpose of this amendment to the Registrant’s Annual Report on Form 10-K filed on April 1, 2013 is being filed to solely correct typographical error on cover page under “Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.” All other items remain unchanged from the original filing.

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