Form 10-K
period 2013-12-31
EAT AT JOES LTD
filed 2014-04-15
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

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
 [X] Yes  [ ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $2,277,196 based on 63,255,462 non affiliate shares outstanding at $0.036 per share, which is the closing price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 30, 2014, there were 136,627,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 3,225,806 common shares), par value $0.0001.

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

OPERATING LOSSES

The Company has incurred net losses from operations of approximately $58,000 and $315,000 for the years ended December 31, 2013 and December 31, 2012, respectively.  Such operating losses reflect developmental and other administrative costs for 2013 and 2012.  The Company expects to incur losses in the near future until profitability is achieved.  The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications.  There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

EMPLOYEES

As of December 31, 2013, the Company had approximately 10 employees, none of whom is represented by a labor union.

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

	High	Low
2012:
First Quarter	$0.01	$0.005
Second Quarter	$0.01	$0.003
Third Quarter	$0.01	$0.029
Fourth Quarter	$0.01	$0.005
2013:
First Quarter	$0.01	$0.01
Second Quarter	$0.04	$0.04
Third Quarter	$0.04	$0.03
Fourth Quarter	$0.04	$0.03

DIVIDENDS

The Company has never declared or paid any cash dividends.  It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2013 was approximately 2,320.

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

Results of Operations - For the years ended December 31, 2013 and 2012, the Company had net loss from operations of approximately $58,000 and $315,000, respectively.

Total Revenues - For the years ended December 31, 2013 and 2012, the Company had total sales of approximately $1,307,000 and $1,118,000, respectively, for an increase of approximately $189,000 or 17%. Management believes revenues will continue to grow in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies, remained flat as a percentage of sales from 2012 to 2013.  Cost of revenue increased $66,399 to $442,174 for the year ended December 31, 2013 as compared to $375,775 in the prior year.

The cost of labor decreased 6% as a percentage of sales from 2012 to 2013 from $357,149 to $331,899. The decrease was due to improved staffing policies.  Several part-time hourly employees were transitioned to full-time salaried employees due to the sales increase

The cost of rent decreased approximately 4% as a percentage of sales from 2012 to 2013.   E.A.J. PHL Airport pays $14,000 per month basic rent plus 20% of gross revenues above $1,200,000 under the lease.  The rent is a fixed cost and sales are variable, so the total rent paid varies from year to year.

Depreciation expense increased approximately $22,000 from 2012 to 2013.  This increase is attributable to additional depreciation taken on leasehold improvements.

General and administrative expenses decreased 14% as a percentage of sales from 2012 to 2013.  General and administrative expenses decreased $112,799 to $302,615 for the year ended December 31, 2013 as compared to $415,414 in the prior year. In the prior year the Company issued stock for services increased its expense. No such shares were issued in the current year.

Interest income decreased $826 from 2012 to 2013.  The decrease is due to lower interest rates and lower cash balances.

Interest expense increased $105,375 from $430,299 in 2012 to $535,674 in 2013.  This increase is due to the increased interest expense being accrued on new notes payable.

The unrealized gain/loss on trading securities decreased from a gain of $97,977 in 2012 to an unrealized loss of $1,725,771 for the year ended December 31, 2013. This change was due to the decreased value of trading securities by the end of 2013.

The realized gain (loss) from the sale of marketable securities changed from a loss of $80,456 in 2012 to a gain of $1,117,705 in 2013.  This change was due to the sale of certain securities when the price was higher.

During 2012, the Company recognized an extraordinary gain of $2,354,988 on the extinguishment of debt for the write-off of convertible debentures, and loans and accounts payable related to subsidiaries that are no longer in business.

As of December 31, 2011, the Company has a net operating loss (NOL) carry-forward of approximately $5,200,000. This NOL is the result of operating losses over several years. Management established a 100% valuation allowance against this potential future tax benefit due to a greater than 50% chance that the company would not benefit from it. During 2012, the Company used approximately $1,800,000 of the NOL due recognizing a $2,354,988 extraordinary gain on extinguishment of debt. During 2013, the Company used approximately $1,100,000 of the NOL to offset its $1,117,705 realized gain on the sale of investments in marketable securities. Subsequent to December 31, 2013, the company has recognized additional gains from the sale of its investments in marketable securities which Management believes will use the remaining balance of the NOL during 2014. Based on these occurrences, Management has reversed the valuation allowance of $1,747,000 as of the beginning of 2012 and recorded deferred income taxes in the accompanying financial statements for 2012 and 2013. For 2012, the Company recorded deferred taxes of $1,219,000. During 2013, $179,000 in deferred tax was used, leaving a balance of $1,040,000 to be used in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, the Company has working capital of $11,321,623.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During 2013 and 2012, the Company received $1,697,694 and used $6,912, respectfully, in cash from investing activities from the purchase and sale of marketable equity securities and the purchase of property and equipment.  As of December 31, 2013, the company owns marketable securities valued at $10,807,046.

During 2013 and 2012, the company repaid $460,000 and $252,000 in related party loans from past years.

As of December 31, 2013, approximately $10,445,000 in advances and accrued interest was due to related parties.

For the years ended December 31, 2013 and 2012, cash flows from operating activities provided (used) were $7,889 and ($70,790), respectively.

Subsequent to the year ended December 31, 2013, that Company liquidated 5,669,784 shares of trading securities. The selling of those securities has resulted in an approximate gain of $5,275,000 and provided cash of approximately $7,000,000 as of February 28, 2014.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

       The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

We have disclosed a material weakness in our internal control over financial reporting relating to our accounting for the acquisition of assets held for sale that could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

        In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal year ended December 31, 2013 we identified a material weakness in our internal control over financial reporting relating to our accounting for the acquisition and cost of certain assets held for sale including stocks of third party companies. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see "Management's Report on Internal Control over Financial Reporting" under Item 9A, "Controls and Procedures."

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. During 2012 and 2013 management's procedures and testing identified errors that led management to conclude that control deficiencies exist related to the Company’s financial reporting and accounting relative to the recording and calculation of the cost basis for stocks acquired by the Company and held for sale.

        A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While considerable actions have been taken to improve our internal controls in response to the material weakness described above, additional work continues. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and possible delisting from the OTC Bulletin Board Exchange, securities litigation, debt rating agency downgrades or rating withdrawals, any one of which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013 management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act.  Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2013 with the exception of a material weakness in our internal control over financial reporting relating to our accounting for the recording and acquisition cost of certain assets held for sale including stocks of third party companies.   In prior periods, the Company received stock issued by third party companies in exchange for long-term debt which the Company could, at its discretion, liquidate to raise operating capital.  The Company failed to record this stock and related debt acquired upon acquisition. In addition, when recorded the Company valued these shares based on the value of the original consideration paid for such shares rather than the fair market value of the shares on the date they were received by the Company, as required under US generally accepted accounting principles.  Management has determined that the Company lacked sufficient accounting and financial experience and knowledge to properly account for such transactions and has subsequently taken steps to ensure that transactions which fall outside of the normal course of business are reviewed by a third party accounting expert to ensure proper treatment in the Company’s financial statements.   There were no other significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
Joseph Fiore	52	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Director/Secretary	Next annual meeting

James Mylock, Jr.	47	Director	Next annual meeting

Tim Matula	53	Director	Next annual meeting

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 136,627,710 shares of issued and outstanding Common Stock of the Company as of December 31, 2013 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group.  Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned	Percent

Joseph Fiore	Common Stock	76,020,374 *	56%
Tim Matula	Common Stock	11,000,000	8%
James Mylock, Jr.	Common Stock	4,500,000	3%
All Executive Officers and Directors as a Group (3 persons)	Common Stock	91,520,374	67%

* Includes 72,794,568 shares of common stock and 20,000 shares (convertible to 3,225,806 common shares) of Series E convertible preferred shares on an as if converted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  At December 31, 2013 and 2012, $1,286,035 and $1,513,260, respectively of principle and accrued interest was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R. At December 31, 2013 and 2012, $184,688 and $174,185, respectively of principle and accrued interest was due on this loan.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At December 31, 2013 and 2012, $147,575 and $139,182, respectively of principle and accrued interest was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At December 31, 2013 and 2012, $233,786 and $220,491, respectively of principle and accrued interest was due on this loan.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At December 31, 2013 and 2012, $79,977 and $75,429, respectively of principle and accrued interest was due on this loan.

  On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  This loan was paid off in the year ended December 31, 2013.

  On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R. At December 31, 2013 and 2012, $100,588 and $168,268, respectively of principle and accrued interest was due on this loan.

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R. This loan was paid off in the year ended December 31, 2013.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On January 3, 2013 $20,000 was paid on this note.  This loan was paid off in the year ended December 31, 2013.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  This loan was paid off in the year ended December 31, 2013.

    On January 5, 2012, the Company acquired 3,500,000 shares of Plandai, Inc, from Berkshire Capital Management in exchange for a demand note in the amount of $1,575,000. The note has a five year term with principal and interest due January 5, 2017. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,762,900 and $1,668,400, respectively of principle and accrued interest was due on this loan.

  On February 1, 2012, the Company acquired 3,500,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $3,675,000. The note has a five year term with principal and interest due February 1, 2017. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $4,097,122 and $3,876,621, respectively of principle and accrued interest was due on this loan.

  On May 14, 2013, the Company acquired 8,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $1,420,000. The note has a five year term with principal and interest due May 14, 2018. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,473,570 and $0, respectively of principle and accrued interest was due on this loan.

  On May 21, 2013, the Company acquired 8,230,637 shares of Nuvilex, Inc. from Joseph Fiore in exchange for a demand note in the amount of $1,185,218. The note has a five year term with principal and interest due May 21, 2018. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,228,762 and $0, respectively, of principle and accrued interest was due on this loan.

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

During the year ended December 31, 2013, Joseph Fiore forgave $301,937 of debt originally loaned to two of the Company’s subsidiaries that are no longer operating. The amount was written off to additional paid in capital.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2013 and 2012:

Service	2013	2012
Audit Fees	$48,478	$40,627
Audit-Related Fees	—	—
Tax Fees	2,600	2,233
All Other Fees	—	—
Total	$51,078	$42,860

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

The Audit Committee pre-approved 100% of the Company’s 2013 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

Eat At Joe’s, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Eat At Joe’s, Ltd. and Subsidiaries (a Delaware corporation) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eat At Joe’s, Ltd. and Subsidiaries as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations raising substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

April 14, 2014

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31, 2013	December 31, 2012
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,628,529	$382,946
Accounts receivable	1,093	882
Inventory	16,500	13,400
Prepaid expense	17,477	17,725
Security deposit	15,000	15,000
Trading securities	1,717,438	200,556
Available-for-sale securities	9,089,608	1,925,160
Deferred income taxes - current	758,000	601,000

Total Current Assets	13,243,645	3,156,669

Property and equipment, net	227,298	297,464
Deferred income taxes – non-current	282,000	618,000

TOTAL ASSETS	$13,752,943	$4,072,133

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$39,374	$43,453
Related party notes payable	1,882,648	2,521,026

Total Current Liabilities	1,922,022	2,564,479

Noncurrent related party notes payable	8,562,355	5,545,021

Total Liabilities	10,484,377	8,109,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized; 20,000 Series E shares issued and outstanding	2	2
Common Stock, $0.0001 par value,
250,000,000 shares authorized; 136,627,710 and
136,627,710 issued and outstanding, respectively	13,663	13,663
Additional paid-in capital	14,049,717	13,747,780
Unrealized gain (loss) on available-for-sale securities	4,860,759	(3,523,340)
Retained deficit	(15,655,575)	(14,275,472)

Total Stockholders’ Equity (Deficit)	3,268,566	(4,037,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,752,943	$4,072,133

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	For the Years Ended December 31,
	2013	2012
		(Restated)
Revenues	$1,306,864	$1,118,330
Cost of revenues	442,174	375,775
Gross Margin	864,690	742,555

Operating Expenses:
Labor and related expenses	331,899	357,149
Rent	215,729	234,396
Depreciation	72,394	50,423
Other general and administrative	302,615	415,414
Total Operating Expenses	922,637	1,057,382
Net Operating Income (Loss)	(57,947)	(314,827)

Other Income (Expense):
Interest income	584	1,410
Interest expense	(535,674)	(430,299)
Unrealized gain (loss) on trading securities	(1,725,771)	97,977
Gain (loss) on sale of marketable securities	1,117,705	(80,456)
Net Other Income (Expense)	(1,143,156)	(411,368)

Net loss before income taxes	(1,201,103)	(726,195)
Deferred Income tax (expense) benefit	(179,000)	1,219,000

Net Income (loss) before extraordinary items	$(1,380,103)	$492,805

Extraordinary item (See Note 8)
Gain on extinguishment of debt (net of income tax of $0)	-	2,354,988

Net Income (loss)	$(1,380,103)	$2,847,793

Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities (net of income tax of $0)	8,384,099	(3,636,000)

Comprehensive Income (loss)	$7,003,996	$(788,207)

Income (Loss) Per Common Share:
Income (loss) before extraordinary item	$(0.01)	$0.01
Extraordinary Item	$-	$0.02
Income (loss) per common share – Basic	$(0.01)	$0.03
Income (loss) per common share – Diluted	$(0.01)	$0.02
Weighted Average Common Shares:
Basic	136,627,710	106,906,125
Diluted	139,853,516	121,612,007

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
	Preferred Stock		Common Stock		Additional	Gains Unrealized
	Shares	Amount	Shares	Amount	Paid-in Capital	(Losses) on Securities	Retained Deficit	Total
Balance at December 31, 2011	20,000	2	106,577,710	10,658	13,570,485	112,660	(17,123,265)	(3,429,460)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(3,636,000)	-	(3,636,000)
Common stock issued for services	-	-	30,050,000	3,005	177,295	-	-	180,300
Net income for the year ended December 31, 2012	-	-	-	-	-	-	2,847,793	2,847,793
Balance at December 31, 2012 (Restated)	20,000	2	136,627,710	13,663	13,747,780	(3,523,340)	(14,275,472)	(4,037,367)
Forgiveness of related party debt	-	-	-	-	301,937	-	-	301,937
Unrealized gain on available-for-sale securities	-	-	-	-	-	8,384,099	-	8,384,099
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(1,380,103)	(1,380,103)
Balance at December 31, 2013	20,000	$2	136,627,710	$13,663	$14,049,717	$4,860,759	$(15,655,575)	$3,268,566

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities:		(Restated)
Net income (loss) for the period	$(1,380,103)	$2,847,793
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	72,394	50,423
Gain on extraordinary item	-	(2,354,988)
Common stock issued for services	-	180,300
Unrealized (gain) loss on trading securities	1,725,771	(97,977)
(Gain) loss on sale of marketable securities	(1,117,705)	80,456
Deferred Income tax expense (benefit)	179,000	(1,219,000)
Decrease (increase) in receivables	(211)	11,995
(Increase) in inventory	(3,100)	(1,300)
Decrease in prepaid expense	248	62
Increase in accrued interest payable	535,674	430,299
(Decrease) increase in accounts payable and accrued liabilities	(4,079)	1,147
Net Cash Provided by (Used) in Operating Activities	7,889	(70,790)

Cash Flows From Investing Activities:
Purchases of trading securities	(528,112)	(161,807)
Purchases of available-for-sale securities	(93,750)	(125,000)
Prepayment on purchase of available-for-sale securities	(3,043,750)
Proceeds from sale of trading securities	5,365,534	286,934
Purchase of property and equipment	(2,228)	(7,039)
Net Cash Provided by (Used) Investing Activities	1,697,694	(6,912)

Cash Flows From Financing Activities:
Repayment of notes, advances and related party payables	(460,000)	(252,000)

Net Cash (Used) by Financing Activities	(460,000)	(252,000)

Increase (Decrease) in Cash	1,245,583	(329,702)
Cash at beginning of period	382,946	712,648
Cash at end of period	$1,628,529	$382,946

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$73,974	$65,085
Income taxes paid during the period	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes and contributed capital	$2,605,218	$5,250,000
Forgiveness of related party debt	$301,937	$-
Unrealized gain (loss) on trading securities	$(1,725,771)	$97,977

The accompanying notes are an integral part of these consolidated financial statements.
24

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The Company has generated a net loss before taxes for the year ended December 31, 2013 of $1,201,103. As of December 31, 2013, the Company had an accumulated deficit of $15,655,575. These conditions continue to raise substantial doubt as to the Company's ability to continue as a going concern.

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

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

      The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 3,225,806 and 14,705,882, common shares as of December 31, 2013 and 2012, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At December 31, 2013, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013.

The Company does not have any assets or liabilities measured at fair value on a non-recurring basis.

Investment in Marketable Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. All of the Company’s available-for-sale securities are marketable securities and have no maturity date. When sold the cost of the securities is determined using the average purchase cost of the securities. On occasion the Company will transfer some of its available for sale securities to trading securities. When this occurs the unrealized gain or loss is immediately recognized in earnings. During the period ended December 31, 2013 the Company recognized a $2,230,358 unrealized gain on securities transferred from available for sale to trading. No securities have been transferred from trading to available for sale. The cost basis of the Company’s available-for-sale securities as of December 31, 2013 and 2012 was $1,185,100 and $5,448,500, respectively.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:

	December 31, 2013
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	Loss	Gain (Loss)	Value
Trading securities	$4,966,872	$6,692,643	$(1,725,771)	$1,717,438
Available-for-sale securities	$9,382,973	$998,874	$8,384,099	$9,089,608

	December 31, 2012
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	Loss	Gain (Loss)	Value
Trading securities	$269,193	$171,216	$97,977	$200,556
Available-for-sale securities	$4,573,420	$8,209,420	$(3,636,000)	$1,925,160

Results of operations for the year ended December 31, 2013 includes a loss of $1,725,771 on unrealized holding losses on trading securities. For the year ended December 31, 2013, other comprehensive income includes $8,384,099 for unrealized holding gain on available-for-sale securities.

Realized Gains and losses are determined on the basis of specific identification. During the years ended December 31, 2013 and 2012, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	For year ended December 31, 2013	For year ended December 31, 2012
Trading securities:
Sales Proceeds	$5,365,534	$286,934
Gross Realized Losses	$3,522,139	$101,642
Gross Realized Gains	$4,639,844	$21,186
Gain (loss) on sale of marketable securities	$1,117,705	$(80,456)

	For year ended December 31,	For year ended December 31,
Available-for-sale securities:	2013	2012
Sale Proceeds	$—	$—
Gross Realized Losses	$—	$—
Gross Realized Gains	$—	$—

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Trading securities	$ 1,717,438	$ 1,717,438	$ -	$ -
Available-for-sale securities	$ 9,089,608	$ 9,089,608	$ -	$ -
Total	$10,807,046	$ 10,807,046	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - FIXED ASSETS

Fixed assets consisted of the following at December 31:

	2013	2012
Equipment	$103,530	$104,633
Furniture & fixtures	7,295	3,964
Leasehold improvements	274,637	274,637
Less: accumulated depreciation	(158,164)	(85,770)
Property and equipment, net	$227,298	$297,464

Depreciation expense for the years ended December 31, 2013 and 2012 was $72,394 and $50,423, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  At December 31, 2013 and 2012, $1,286,035 and $1,513,260, respectively of principle and accrued interest was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R. At December 31, 2013 and 2012, $135,276 and $174,185, respectively of principle and accrued interest was due on this loan.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At December 31, 2013 and 2012, $147,575 and $139,182, respectively of principle and accrued interest was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At December 31, 2013 and 2012, $233,786 and $220,491, respectively of principle and accrued interest was due on this loan.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At December 31, 2013 and 2012, $79,977 and $75,429, respectively of principle and accrued interest was due on this loan.

  On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  This loan was paid off in the year ended December 31, 2013.

  On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R. At December 31, 2013 and 2012, $0 and $168,268, respectively of principle and accrued interest was due on this loan. This loan was paid off in the year ended December 31, 2013.

On April 24, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $71,000, carrying an interest rate of 6% A.P.R. This loan was paid off in the year ended December 31, 2013.

On April 24, 2008, the Company acquired 862,500 shares of EFoodSafety.Com from Berkshire Capital Management in exchange for a demand note in the amount of $163,875, carrying an interest rate of 6% A.P.R.  On January 3, 2013 $20,000 was paid on this note.  This loan was paid off in the year ended December 31, 2013.

On July 1, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $63,000, carrying an interest rate of 6% A.P.R.  This loan was paid off in the year ended December 31, 2013.

  On January 5, 2012, the Company acquired 3,500,000 shares of Plandai, Inc, from Berkshire Capital Management in exchange for a demand note in the amount of $1,575,000. The note has a five year term with principal and interest due January 5, 2017. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,762,900 and $1,668,400, respectively of principle and accrued interest was due on this loan.

  On February 1, 2012, the Company acquired 3,500,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $3,675,000. The note has a five year term with principal and interest due February 1, 2017. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $4,097,122 and $3,876,621, respectively of principle and accrued interest was due on this loan.

  On May 14, 2013, the Company acquired 8,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $1,420,000. The note has a five year term with principal and interest due May 14, 2018. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,473,570 and $0, respectively of principle and accrued interest was due on this loan.

  On May 21, 2013, the Company acquired 8,230,637 shares of Nuvilex, Inc. from Joseph Fiore in exchange for a demand note in the amount of $1,185,218. The note has a five year term with principal and interest due May 21, 2018. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,228,762 and $0, respectively, of principle and accrued interest was due on this loan.

Interest expense of $535, 674 and $430,299 was capitalized during the years ended 2013 and 2012, respectively.

A summary of the above related party transactions is presented below.

Related Party	Date of loan	December 31, 2013	December 31, 2012
Joseph Fiore	May 21, 2013	$1,228,762	$-
Berkshire Capital Management	May 14, 2013	1,473,570	-
Berkshire Capital Management	February 1, 2012	4,097,122	3,876,621
Berkshire Capital Management	January 5, 2012	1,762,900	1,668,400
Joseph Fiore	2010 & 2011	1,286,035	1,513,260
Berkshire Capital Management	September 14, 2007	135,276	174,185
Berkshire Capital Management	July 17, 2007	147,575	139,182
Berkshire Capital Management	August 22, 2007	233,786	220,491
Berkshire Capital Management	September 20, 2007	79,977	75,429
Berkshire Capital Management	January 11, 2008	-	24,932
Berkshire Capital Management	February 29, 2008	-	168,268
Berkshire Capital Management	April 24, 2008	-	93,969
Berkshire Capital Management	April 24, 2008	-	28,843
Berkshire Capital Management	July 1, 2008	-	82,467
		$10,445,003	$8,066,047
Less: Current Portion		1,882,649	2,521,026
Long Term Portion		$8,562,354	$5,545,021

The maturities of these related party notes payable for the next five years are:

Year Ended December 31,
2014	$ 1,882,649
2015
2016
2017	5,860,022
2018	2,702,332
Total Future Maturities	$10,445,003

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

During the year ended December 31, 2013, Joseph Fiore forgave $301,937 of debt originally loaned to two of the Company’s subsidiaries that are no longer operating. The amount was written off to additional paid in capital.

NOTE 4 - INCOME TAXES

As of December 31, 2013, the Company had a net operating loss carry forward and other future tax benefits for income tax reporting purposes of approximately $3,060,000 that may be offset against future taxable income through 2032.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

As of December 31, 2011, the Company has a net operating loss (NOL) carry-forward of approximately $5,200,000. This NOL is the result of operating losses over several years. Management established a 100% valuation allowance against this potential future tax benefit due to a greater than 50% chance that the company would not benefit from it. During 2012, the Company used approximately $1,800,000 of the NOL due recognizing a $2,354,988 extraordinary gain on extinguishment of debt. During 2013, the Company used approximately $1,100,000 of the NOL to offset its $1,117,705 realized gain on the sale of investments in marketable securities. Subsequent to December 31, 2013, the company has recognized additional gains from the sale of its investments in marketable securities which Management believes will use the remaining balance of the NOL during 2014. Based on these occurrences, Management has reversed the valuation allowance of $1,747,000 as of the beginning of 2012 and recorded deferred income taxes in the accompanying financial statements for 2012 and 2013. For 2012, the Company recorded deferred taxes of $1,219,000. During 2013, $179,000 in deferred tax was used, leaving a balance of $1,040,000 to be used in future periods.

The Company has the following tax assets:

	December 31,
	2013	2012
Net Operating Losses	$758,000	$1,135,000
Related party accrued interest	282,000	100,000
Depreciation and Other	-	(16,000)
Valuation Allowance	-	-
	$1,040,000	$1,219,000

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	December 31,
	2013	2012
Tax provision at US Statutory Rate	$(408,000)	$554,000
Depreciation and Other	16,000	6,000
Related party accrued interest	182,000	100,000
Gains & losses on marketable securities	587,000	82,000
Other differences	(198,000)	(214,000)
Increase (decrease) in valuation allowance	-	(1,747,000)
Deferred tax (benefit) expense	$179,000	$(1,219,000)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 5 - UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”)). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At December 31, 2013, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of ASC 740.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits during 2012. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2011. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2013:

United States (a)	2011 - Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 6 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997.  E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease which expires April 2017.  Rent expense for the years ended 2013 and 2012 were $215,729 and $234,396, respectively. In addition to the minimum basic rent of $14,000 per month, rent expense also includes approximately $3,400 per month for other items charged by the landlord in connect with rent.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Real Property
2014	$ 168,000
2015	168,000
2016	168,000
2017	56,000
Total five year minimum lease payments	$ 560,000

The lease generally provides that insurance, maintenance and tax expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

During 2011, the restaurant was closed for renovation starting in February 2011 and reopening in May 2011. The Company paid a construction security deposit of $15,000 prior to construction. The Company expects the deposit to be refunded in 2014.

NOTE 7 - COMMON STOCK TRANSACTIONS

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

NOTE 8 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 3,225,806 common shares at December 31, 2013).
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 9 - EXTRAORDINARY ITEMS

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

NOTE 10 – RESTATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2012

The consolidated financial statements for the year ended December 31, 2012 have been amended for failure to record the acquisition of marketable securities and the related notes payable, interest, and the resulting unrealized gains and losses. An analysis of the restated December 31, 2012 balance sheet and results of operations for the year then ended is as follows.

1 – In 2012 the Company acquired 3,500,000 shares of Plandai, Inc. valued at the FMV of $1,575,000 and 3,500,000 shares of Inscor, Inc. valued at the FMV of $3,675,000 from Berkshire Capital Management. The shares were exchanged for two demand notes, carrying an interest rate of 6%.

2 – The change is due to the mark to market of the new available for sale securities.

3 – The change is due to reversal of deferred tax allowance.

	December 31, 2012
Current Assets:	As Reported	Adjustment		As Restated
Cash and cash equivalents	$382,946	$-		$382,946
Accounts receivable	882	-		882
Inventory	13,400	-		13,400
Prepaid expense	17,725	-		17,725
Security deposit	15,000	-		15,000
Trading securities	200,556	-		200,556
Available-for-sale securities	292,320	1,632,840	2	1,925,160
Deferred income taxes - current	-	601,000	3	601,000
Total Current Assets	922,829	2,233,840		3,156,669

Property and equipment, net	297,464	-		297,464
Deferred income taxes – non-current	-	618,000	3	618,000

TOTAL ASSETS	$1,220,293	$2,851,840		$4,072,133
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$43,453	$-		$43,453
Related party notes payable	2,521,026	-		2,521,026
Total Current Liabilities	2,564,479	-		2,564,479
Noncurrent related party notes payable	-	5,545,021	1	5,545,021
Total Liabilities	2,564,479	5,545,021		8,109,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	2	-		2
Common Stock	13,663	-		13,663
Additional paid-in capital	13,747,780	-		13,747,780
Unrealized gain (loss) on available-for-sale securities	93,820	(3,617,160)	2	(3,523,340)
Retained deficit	(15,199,451)	923,979		(14,275,472)

Total Stockholders’ Equity (Deficit)	(1,344,186)	(2,693,181)		(4,037,367)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,220,293	$2,851,840		4,072,133

	As Reported	Adjustment		As Restated
Revenues	$1,118,330	$-		$1,118,330
Cost of revenues	375,775	-		375,775
Gross Margin	742,555	-		742,555

Operating Expenses:
Labor and related expenses	357,149	-		357,149
Rent	234,396	-		234,396
Depreciation	50,423	-		50,423
Other general and administrative	415,414	-		415,414
Total Operating Expenses	1,057,382	-		1,057,382
Net Operating Income (Loss)	(314,827)	-		(314,827)

Other Income (Expense):
Interest income	1,410	-		1,410
Interest expense	(135,278)	(295,021)	1	(430,299)
Unrealized gain (loss) on trading securities	97,977	-		97,977
Gain (loss) on sale of marketable securities	(80,456)	-		(80,456)
Net Other Income (Expense)	(116,347)	(295,021)		(411,368)

Net loss before income taxes	(431,174)	-		(726,195)
Deferred Income tax (expense) benefit	-	1,219,000	3	1,219,000

Net Income (loss) before extraordinary items	$(431,174)	$923,979		$492,805

Gain on extinguishment of debt (net of income tax of $0)	2,354,988	-		2,354,988

Net Income	$1,923,814	$923,979		$2,847,793

Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities	(18,840)	(3,617,160)	2	(3,636,000)

Comprehensive Income	$1,904,974	$(2,693,181)		$(788,207)

Income Per Common Share:
Income (loss) before extraordinary item	$0.02	$(0.01)		$0.01
Extraordinary Item	$0.02	$0.01		$0.02
Income (loss) per common share – Basic	-	0.03		0.03
Income (loss) per common share – Diluted	-	0.02		0.02
Weighted Average Common Shares:
Basic	106,906,125	-		106,906,125
Diluted	121,612,007	-		121,612,007

NOTE 12 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

Subsequent to the year ended December 31, 2013, that Company liquidated 5,669,784 shares of trading securities. The selling of those securities has resulted in an approximate gain of $5,275,000 and provided cash of approximately $7,00,000 as of February 28, 2014.

In accordance with ASC 320-10-45-9, increases and decreases in fair value of the company’s available-for-sale securities subsequent to December 31, 2013 have been included in other comprehensive income. The net increase included in other comprehensive income for 2013 is $5,389,768.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAT AT JOE'S LTD.

Dated: April 15, 2014

By  /S/     Joseph Fiore

Joseph Fiore,

C.E.O., C.F.O., Chairman, Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of April 2014.

Signatures and Title

/S/     Joseph Fiore

Joseph Fiore

C.E.O., C.F.O., Chairman, Secretary, Director

(Principal Executive, Financial

and Accounting Officer)

/S/     James Mylock, Jr.

James Mylock, Jr.

Director

/S/     Tim Matula

Tim Matula

Director

