Form 10-Q
period 2014-03-31
EAT AT JOES LTD
filed 2014-05-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

(914) 725-2700

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

1

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 2014, there were 136,627,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 3,380,663 common shares), par value $0.0001.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,825,865	$1,628,529
Accounts receivable	2,487	1,093
Inventory	16,500	16,500
Prepaid expense	17,477	17,477
Security deposit	15,000	15,000
Trading securities	2,968,569	1,717,438
Available-for-sale securities	10,793,820	9,089,608
Deferred income taxes - current	758,000	758,000

Total Current Assets	22,397,718	13,243,645

Property and equipment, net	209,232	227,298
Deferred income taxes – non-current	282,000	282,000

TOTAL ASSETS	$22,888,950	$13,752,943

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$64,552	$39,374
Due for stock purchase	27,500	—
Related party notes payable	1,911,028	1,882,648

Total Current Liabilities	2,003,080	1,922,022

Noncurrent related party notes payable	8,680,183	8,562,355

Total Liabilities	10,683,263	10,484,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized; 20,000 Series E shares issued and outstanding	2	2
Common Stock, $0.0001 par value,
250,000,000 shares authorized; 136,627,710 and
136,627,710 issued and outstanding, respectively	13,663	13,663
Additional paid-in capital	14,049,717	14,049,717
Unrealized gain (loss) on available-for-sale securities	6,562,471	4,860,759
Retained deficit	(8,420,166)	(15,655,575)

Total Stockholders’ Equity (Deficit)	12,205,687	3,268,566

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,888,950	$13,752,943

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
	For the Three Months Ended March 31,
	2014	2013
		(Restated)
Revenues	$337,171	$277,328
Cost of revenues	105,710	84,554
Gross Margin	231,461	192,774

Operating Expenses:
Labor and related expenses	92,270	80,586
Rent	52,431	56,188
Depreciation	18,066	12,775
Other general and administrative	192,611	95,042
Total Operating Expenses	355,378	244,591
Net Operating Income (Loss)	(123,917)	(51,817)

Other Income (Expense):
Interest income	1,238	143
Interest expense	(146,209)	(112,103)
Unrealized gain (loss) on trading securities	1,684,865	304,821
Gain (loss) on sale of marketable securities	5,819,432	105,335
Net Other Income (Expense)	7,359,326	298,196

Net income before income taxes	7,235,409	246,379
Deferred Income tax (expense) benefit	-	-

Net Income	$7,235,409	$246,379

Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities (net of income tax of $0)	1,701,712	(422,520)

Comprehensive Income (loss)	$8,937,121	$(176,141)

Income Per Common Share:
Income per common share – Basic	$0.05	$0.00
Income per common share – Diluted	$0.05	$0.00
Weighted Average Common Shares:
Basic	136,627,710	136,627,710
Diluted	140,008,373	146,061,672

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:		(Restated)
Net income for the period	$7,235,409	$246,379
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,066	12,775
Unrealized (gain) loss on trading securities	(1,684,865)	(304,821)
(Gain) loss on sale of marketable securities	(5,819,432)	(105,335)
Decrease (increase) in receivables	(1,394)	630
Decrease in prepaid expense	-	348
Increase in accrued interest payable	146,208	112,103
(Decrease) increase in accounts payable and accrued liabilities	52,678	6,832
Net Cash Provided by (Used) in Operating Activities	(53,330)	(31,089)

Cash Flows From Investing Activities:
Purchases of trading securities	(1,360,752)	(2,770)
Purchases of available-for-sale securities	(565,000)	(22,500)
Proceeds from sale of trading securities	8,176,418	201,414
Purchase of property and equipment	-	(273)
Net Cash Provided by (Used) Investing Activities	6,250,666	175,871

Cash Flows From Financing Activities:
Repayment of notes, advances and related party payables	-	(20,000)
Net Cash (Used) by Financing Activities	-	(20,000)

Increase in Cash	6,197,336	124,782
Cash at beginning of period	1,628,529	382,946
Cash at end of period	$7,825,865	$507,728

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$-	$1,481
Income taxes paid during the period	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Forgiveness of related party debt	$-	$301,937
Unrealized gain (loss) on available-for-sale	$1,701,712	$(422,520)

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

The Company has generated a net income before taxes for the quarter ended March 31, 2014 of $7,235,409; however it had a loss from operations of $123,917. As of March 31, 2014, the Company had an accumulated deficit of $8,420,166. These conditions continue to raise substantial doubt as to the Company's ability to continue as a going concern.

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

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 3,380,663 and 9,433,962, common shares as of March 31, 2014 and 2013, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At March 31, 2014, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014.

The Company does not have any assets or liabilities measured at fair value on a non-recurring basis.

Investment in Marketable Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are purchased with the intent of selling them before they reach maturity and are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. All of the Company’s available-for-sale securities are marketable securities and have no maturity date. When sold the cost of the securities is determined using the average purchase cost of the securities. On occasion the Company will transfer some of its available for sale securities to trading securities. When this occurs the unrealized gain or loss is immediately recognized in earnings. Trading securities are purchased with the intent of selling them in the short term. During the period ended March 31, 2014 the Company recognized a $348,750 unrealized gain on securities transferred from available for sale to trading. No securities have been transferred from trading to available for sale. The cost basis of the Company’s available-for-sale securities as of March 31, 2014 and December 31, 2013 was $4,231,350 and $4,228,850, respectively.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:

	March 31, 2014
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	Loss	Gain (Loss)	Value
Trading securities	$1,684,865	$—	$1,684,865	$2,968,569
Available-for-sale securities	$1,701,712	$—	$1,701,712	$10,793,820

	December 31, 2013
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	Loss	Gain (Loss)	Value
Trading securities	$4,966,872	$6,692,643	$(1,725,771)	$1,717,438
Available-for-sale securities	$9,382,973	$998,874	$8,384,099	$9,089,608

Results of operations for the quarter ended March 31, 2014 includes a gain of $1,684,865 on unrealized holding gains on trading securities. For the quarter ended March 31, 2014, other comprehensive income includes $1,701,712 for an unrealized holding gain on available-for-sale securities.

Realized gains and losses are determined on the basis of specific identification. During the quarter ended March 31, 2014 and 2013, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	March 31, 2014	March 31, 2013
Trading securities:
Sales Proceeds	$8,176,418	$201,414
Gross Realized Losses	$(122,122)	$(27,483)
Gross Realized Gains	$5,941,554	$132,818
Gain (loss) on sale of marketable securities	$5,819,432	$105,335

Available-for-sale securities:	March 31, 2014	March 31, 2013
Sale Proceeds	$—	$—
Gross Realized Losses	$—	$—
Gross Realized Gains	$—	$—

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Trading securities	$2,968,569	$2,968,569	$-	$-
Available-for-sale securities	$10,793,820	$10,793,820	$-	$-
Total	$13,762,389	$13,762,389	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - FIXED ASSETS

Fixed assets consisted of the following at:

	March 31, 2014	December 31, 2013
Equipment	$106,861	$106,861
Furniture & fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
Less: accumulated depreciation	(176,230)	(158,164)
Property and equipment, net	$209,232	$227,298

Depreciation expense for the quarter ended March 31, 2014 and 2013 was $18,066 and $12,775, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  At March 31, 2014 and December 31, 2013 $1,305,422 and $1,286,035, respectively of principle and accrued interest was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R. At March 31, 2014 and December 31, 2013, $137,316 and $135,276, respectively of principle and accrued interest was due on this loan.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At March 31, 2014 and December 31, 2013, $149,800 and $147,575, respectively of principle and accrued interest was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At March 31, 2014 and December 31, 2013, $237,310 and $233,786, respectively of principle and accrued interest was due on this loan.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At March 31, 2014 and December 31, 2013, $81,183 and $79,977, respectively of principle and accrued interest was due on this loan.

   On January 5, 2012, the Company acquired 3,500,000 shares of Plandai, Inc, from Berkshire Capital Management in exchange for a demand note in the amount of $1,575,000. The note has a five year term with principal and interest due January 5, 2017. The interest rate is 6% A.P.R. At March 31, 2014 and December 31, 2013, $1,786,525 and $1,762,900, respectively of principle and accrued interest was due on this loan.

  On February 1, 2012, the Company acquired 3,500,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $3,675,000. The note has a five year term with principal and interest due February 1, 2017. The interest rate is 6% A.P.R. At March 31, 2014 and December 31, 2013, $4,152,244 and $4,097,122, respectively of principle and accrued interest was due on this loan.

  On May 14, 2013, the Company acquired 8,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $1,420,000. The note has a five year term with principal and interest due May 14, 2018. The interest rate is 6% A.P.R. At March 31, 2014 and December 31, 2013, $1,494,871 and $1,473,570, respectively of principle and accrued interest was due on this loan.

  On May 21, 2013, the Company acquired 8,230,637 shares of Nuvilex, Inc. from Joseph Fiore in exchange for a demand note in the amount of $1,185,218. The note has a five year term with principal and interest due May 21, 2018. The interest rate is 6% A.P.R. At March 31, 2014 and December 31, 2013, $1,246,540 and $1,228,762, respectively, of principle and accrued interest was due on this loan.

Interest expense of $146,209 and $535,674 was capitalized during the quarter ended March 31, 2014 and the year ended December 31, 2013, respectively.

A summary of the above related party transactions is presented below.

Related Party	Date of loan	March 31, 2014	December 31, 2013
Joseph Fiore	May 21, 2013	$1,246,540	$1,228,762
Berkshire Capital Management	May 14, 2013	1,494,871	1,473,570
Berkshire Capital Management	February 1, 2012	4,152,244	4,097,122
Berkshire Capital Management	January 5, 2012	1,786,525	1,762,900
Joseph Fiore	2010 & 2011	1,305,422	1,286,035
Berkshire Capital Management	September 14, 2007	137,316	135,276
Berkshire Capital Management	July 17, 2007	149,800	147,575
Berkshire Capital Management	August 22, 2007	237,310	233,786
Berkshire Capital Management	September 20, 2007	81,183	79,977
		$10,591,211	$10,445,003
Less: Current Portion		1,911,028	1,882,648
Long Term Portion		$8,680,183	$8,562,355

During the year ended December 31, 2013, Joseph Fiore forgave $301,937 of debt originally loaned to two of the Company’s subsidiaries that are no longer operating. The amount was written off to additional paid in capital.

NOTE 4 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997.  E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease which expires April 2017.  Rent expense for the quarters ended March 31, 2014 and 2013 were $52,431 and $56,188, respectively. In addition to the minimum basic rent of $14,000 per month, rent expense also includes approximately $3,400 per month for other items charged by the landlord in connect with rent.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Real Property
2014	$168,000
2015	168,000
2016	168,000
2017	56,000
Total five year minimum lease payments	$560,000

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

NOTE 5 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 3,380,663 common shares at March 31, 2014).
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.
13

NOTE 6 – RESTATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2013

The consolidated financial statements for the three months ended March 31, 2013 have been amended for failure to record the acquisition of marketable securities and the related notes payable, interest, and the resulting unrealized gains and losses. An analysis of the restated March 31, 2013 Statement of Operations is as follows.

1 – In 2012 the Company acquired 3,500,000 shares of Plandai, Inc. valued at the FMV of $1,575,000 and 3,500,000 shares of Inscor, Inc. valued at the FMV of $3,675,000 from Berkshire Capital Management. The shares were exchanged for two demand notes, carrying an interest rate of 6%.

2 – The change is due to the mark to market of the new available for sale securities.

3 – Change is due to the consideration of the FMV of the marketable securities acquired in 2012.

	March 31, 2013
	As Reported		Adjustment		As Restated
Revenues	$277,328		$-		$277,328
Cost of revenues	84,554		-		84,554
Gross Margin	192,774		-		192,774

Operating Expenses:
Labor and related expenses	80,586		-		80,586
Rent	56,188		-		56,188
Depreciation	12,775		-		12,775
Other general and administrative	95,042		-		95,042
Total Operating Expenses	244,591		-		244,591
Net Operating Income (Loss)	(51,817)		-		(51,817)

Other Income (Expense):
Interest income	143		-		143
Interest expense	(33,353)		(78,750)	1	(112,103)
Unrealized gain (loss) on trading securities	303,361		1,460	2	304,821
Gain (loss) on sale of marketable securities	131,495		(26,160)	3	105,335
Net Other Income (Expense)	401,646		(103,450)		298,196

Net Income (Loss)	$349,829		$(103,450)		$246,379

Other Comprehensive Income (Loss):
Unrealized gain on available-for-sale securities	119,370		(541,890)	2	(422,520)

Comprehensive Income (Loss)	$469,199		$(645,340)		$(176,141)

Income Per Common Share:	$0.00		$-		$0.00
Income Per Common Share, Diluted:	$0.00	$			$0.00
Weighted Average Common Shares:
Basic	136,627,710		-		136,627,710
Diluted	146,061,672		-		146,061,672

NOTE 9 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other that would require disclosure.

15

 Item 2. Management's Discussion and Analysis or Plan of Operation.

General - The condensed consolidated interim financial statements and this discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013:

Results of Operations - For the three months ended March 31, 2014 the Company had net income of $7,235,409 compared to net income of $246,379 for the three months ended March 31, 2013. The large increase in net income is attributed to gains on the sale of marketable securities.

Total Revenues - For the three months ended March 31, 2014 and 2013, the Company had total sales of approximately $337,000 and $277,000, respectively, for an increase of approximately $60,000 or 22%. Management believes revenues will continue to increase in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased 1% as a percentage of sales during the quarter from 2013 to 2014.

The cost of labor increased $11,684 to $92,270 from $80,586 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is a result of converting hourly employees to salaried employees to assure better customer service.

The cost of rent decreased approximately 4.7% as a percentage of sales from 2013 to 2014.   E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year.  Basic rent is a fixed cost and percentage rent is variable, so the total rent paid varies from year to year.

General and administrative expenses increased 22% as a percentage of sales for the first quarter from 2013 to 2014.  The increase can be attributed to an increase in legal and accounting expenses incurred.

Interest expense increased $34,106 during the quarter from 2013 to 2014.  This increase is due to the increase in accrued interest on notes payable.

The unrealized gain on trading securities increased $1,380,044 from $304,821 for the three months ended March 31, 2013 to $1,684,865 for the three months ended March 31, 2014.

The realized gain from the sale of marketable securities increased $5,714,097 from $105,335 for the three months ended March 31, 2013 to $5,819,432 for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, the Company has an accumulated deficit of $8,420,166. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the three months ended March 31, 2014, the Company received $8,176,418 in cash from proceeds of sales of trading securities for investing activities. Cash of $1,925,752 was used for the purchase of marketable equity securities for the three months ended March 31, 2014. As of March 31, 2014, the company owns trading and available for sale securities valued at $13,762,389.

 As of March 31, 2014, $10,591,211 in advances and accrued interest was due to related parties.

For the three months ended March 31, 2014 and 2013, cash flows used for operating activities were $53,330 and $31,089, respectively.

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
19

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

In connection with the preparation of the Annual Report on Form 10-K for the year ended December 31, 2013 management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act.  Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2013 with the exception of a material weakness in our internal control over financial reporting relating to our accounting for the recording and acquisition cost of certain assets held for sale including stocks of third party companies.   In prior periods, the Company received stock issued by third party companies in exchange for long-term debt which the Company could, at its discretion, liquidate to raise operating capital.  The Company failed to record this stock and related debt acquired upon acquisition. In addition, when recorded the Company valued these shares based on the value of the original consideration paid for such shares rather than the fair market value of the shares on the date they were received by the Company, as required under US generally accepted accounting principles.

(b)	Changes in Internal Controls

Management has determined that the Company lacked sufficient accounting and financial experience and knowledge to properly account for such transactions and has subsequently taken steps to ensure that transactions which fall outside of the normal course of business are reviewed by a third party accounting expert to ensure proper treatment in the Company’s financial statements.   There were no other significant changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Title of Document
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAT AT JOE'S LTD. (Registrant)

DATE: May 14, 2014	By: /s/ Joseph Fiore Joseph Fiore Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer & Principal Accounting Officer)

