Form 10-K/A
period 2013-12-31
EAT AT JOES LTD
filed 2014-08-14
CIK 829325

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

The following financial statements and Form 10-K/A for the year ended December 31, 2012 have been amended for failure to record the acquisition of marketable securities and the related notes payable in 2012 and 2013, along with interest, and the resulting realized and unrealized gains and losses. In addition subsequent to the issuance of the 12/31/13 financial statements, a material departure from GAAP was determined due to the Company using the valuation date subsequent to period end to value its marketable securities. As a result the financial statements for the year ended December 31, 2013 have been restated and a second restatement of the December 31, 2012 was required.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, the Company has working capital of $5,175,855.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During 2013 and 2012, the Company received $1,697,694 and used $6,912, respectfully, in cash from investing activities from the purchase and sale of marketable equity securities and the purchase of property and equipment.  As of December 31, 2013, the company owns marketable securities valued at $4,617,528.

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

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned	Percent

Joseph Fiore	Common Stock	76,320,374 *	56%
Tim Matula	Common Stock	11,000,000	8%
James Mylock, Jr.	Common Stock	4,760,184	3%
All Executive Officers and Directors as a Group (3 persons)	Common Stock	92,080,558	67%

* Includes 73,094,568 shares of common stock and 20,000 shares (convertible to 3,225,806 common shares) of Series E convertible preferred shares on an as if converted basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  At December 31, 2013 and 2012, $1,286,035 and $1,513,260, respectively of principal and accrued interest was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R. At December 31, 2013 and 2012, $184,688 and $174,185, respectively of principal and accrued interest was due on this loan.

.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At December 31, 2013 and 2012, $147,575 and $139,182, respectively of principal and accrued interest was due on this loan.

.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At December 31, 2013 and 2012, $233,786 and $220,491, respectively of principal and accrued interest was due on this loan.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At December 31, 2013 and 2012, $79,977 and $75,429, respectively of principal and accrued interest was due on this loan.

  On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  This loan was paid off in the year ended December 31, 2013.

  On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R. At December 31, 2013 and 2012, $100,588 and $168,268, respectively of principal and accrued interest was due on this loan.

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

    On January 5, 2012, the Company acquired 3,500,000 shares of Plandai, Inc, from Berkshire Capital Management in exchange for a demand note in the amount of $1,575,000. The note has a five year term with principal and interest due January 5, 2017. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,762,900 and $1,668,400, respectively of principal and accrued interest was due on this loan.

  On February 1, 2012, the Company acquired 3,500,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $3,675,000. The note has a five year term with principal and interest due February 1, 2017. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $4,097,122 and $3,876,621, respectively of principal and accrued interest was due on this loan.

  On May 14, 2013, the Company acquired 8,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $1,420,000. The note has a five year term with principal and interest due May 14, 2018. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,473,570 and $0, respectively of principal and accrued interest was due on this loan.

  On May 21, 2013, the Company acquired 8,230,637 shares of Nuvilex, Inc. from Joseph Fiore in exchange for a demand note in the amount of $1,185,218. The note has a five year term with principal and interest due May 21, 2018. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,228,762 and $0, respectively, of principal and accrued interest was due on this loan.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered during the years ended December 31, 2013 and 2012:

Service	2013	2012
Audit Fees	$48,478	$40,627
Audit-Related Fees	-	-
Tax Fees	2,600	2,233
All Other Fees	-	-
Total	$51,078	$42,860

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

As discussed in Note 10 to the consolidated financial statements, the 2013 and 2012 consolidated financial statements have been restated to correct misstatements.

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

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

April 14, 2014

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,628,529	$382,946
Accounts receivable	1,093	882
Inventory	16,500	13,400
Prepaid expense	17,477	17,725
Prepaid stock purchase	43,750	—
Security deposit	15,000	15,000
Trading securities	1,717,438	200,556
Available-for-sale securities	2,900,090	642,320
Deferred income taxes - current	758,000	601,000

Total Current Assets	7,097,877	1,873,829

Property and equipment, net	227,298	297,464
Deferred income taxes – non-current	282,000	618,000

TOTAL ASSETS	$7,607,175	$2,789,293

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$39,374	$43,453
Related party notes payable	1,882,648	2,521,026

Total Current Liabilities	1,922,022	2,564,479

Noncurrent related party notes payable	8,562,355	5,545,021

Total Liabilities	10,484,377	8,109,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized; 20,000 Series E shares issued and outstanding	2	2
Common Stock, $0.0001 par value,
250,000,000 shares authorized; 136,627,710 and
136,627,710 issued and outstanding, respectively	13,663	13,663
Additional paid-in capital	14,049,717	13,747,780
Unrealized gain (loss) on available-for-sale securities	(1,285,009)	(4,806,180)
Retained deficit	(15,655,575)	(14,275,472)

Total Stockholders’ Equity (Deficit)	(2,877,202)	(5,320,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,607,175	$2,789,293

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	For the Years Ended December 31,
	2013	2012
	(Restated)	(Restated)
Revenues	$1,306,864	$1,118,330
Cost of revenues	442,174	375,775
Gross Margin	864,690	742,555

Operating Expenses:
Labor and related expenses	331,899	357,149
Rent	215,729	234,396
Depreciation	72,394	50,423
Other general and administrative	302,615	415,414
Total Operating Expenses	922,637	1,057,382
Net Operating Income (Loss)	(57,947)	(314,827)

Other Income (Expense):
Interest income	584	1,410
Interest expense	(535,674)	(430,299)
Unrealized gain (loss) on trading securities	(1,725,771)	97,977
Gain (loss) on sale of marketable securities	1,117,705	(80,456)
Net Other Income (Expense)	(1,143,156)	(411,368)

Net loss before income taxes	(1,201,103)	(726,195)
Deferred Income tax (expense) benefit	(179,000)	1,219,000

Net Income (loss) before extraordinary items	$(1,380,103)	$492,805

Extraordinary item (See Note 8)
Gain on extinguishment of debt (net of income tax of $0)	-	2,354,988

Net Income (loss)	$(1,380,103)	$2,847,793

Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities (net of income tax of $0)	3,521,171	(4,918,840)

Comprehensive Income (loss)	$2,141,068	$(2,071,047)

Income (Loss) Per Common Share:
Income (loss) before extraordinary item	$(0.01)	$-
Extraordinary Item	$-	$0.02
Income (loss) per common share – Basic	$(0.01)	$0.03
Income (loss) per common share – Diluted	$(0.01)	$0.02
Weighted Average Common Shares:
Basic	136,627,710	106,906,125
Diluted	139,853,516	121,612,007

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Restated)
	Preferred Stock		Common Stock		Additional	Gains Unrealized
	Shares	Amount	Shares	Amount	Paid-in Capital	(Losses) on Securities	Retained Deficit	Total
Balance at December 31, 2011	20,000	2	106,577,710	10,658	13,570,485	112,660	(17,123,265)	(3,429,460)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(4,918,840)	-	(4,918,840)
Common stock issued for services	-	-	30,050,000	3,005	177,295	-	-	180,300
Net income for the year ended December 31, 2012	-	-	-	-	-	-	2,847,793	2,847,793
Balance at December 31, 2012 (Restated)	20,000	2	136,627,710	13,663	13,747,780	(4,806,180)	(14,275,472)	(5,320,207)
Forgiveness of related party debt	-	-	-	-	301,937	-	-	301,937
Unrealized gain on available-for-sale securities	-	-	-	-	-	3,521,171	-	3,521,171
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(1,380,103)	(1,380,103)
Balance at December 31, 2013	20,000	$2	136,627,710	$13,663	$14,049,717	$(1,285,009)	$(15,655,575)	$(2,877,202)

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities:	(Restated)	(Restated)
Net income (loss) for the period	$(1,380,103)	$2,847,793
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	72,394	50,423
Gain on extraordinary item	-	(2,354,988)
Common stock issued for services	-	180,300
Unrealized (gain) loss on trading securities	1,725,771	(97,977)
(Gain) loss on sale of marketable securities	(1,117,705)	80,456
Deferred Income tax expense (benefit)	179,000	(1,219,000)
Decrease (increase) in receivables	(211)	11,995
(Increase) in inventory	(3,100)	(1,300)
Decrease in prepaid expense	248	62
Increase in accrued interest payable	535,674	430,299
(Decrease) increase in accounts payable and accrued liabilities	(4,079)	1,147
Net Cash Provided by (Used) in Operating Activities	7,889	(70,790)

Cash Flows From Investing Activities:
Purchases of trading securities	(528,112)	(161,807)
Purchases of available-for-sale securities	(93,750)	(125,000)
Prepayment on purchase of available-for-sale securities	(3,043,750)
Proceeds from sale of trading securities	5,365,534	286,934
Purchase of property and equipment	(2,228)	(7,039)
Net Cash Provided by (Used) Investing Activities	1,697,694	(6,912)

Cash Flows From Financing Activities:
Repayment of notes, advances and related party payables	(460,000)	(252,000)

Net Cash (Used) by Financing Activities	(460,000)	(252,000)

Increase (Decrease) in Cash	1,245,583	(329,702)
Cash at beginning of period	382,946	712,648
Cash at end of period	$1,628,529	$382,946

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$73,974	$65,085
Income taxes paid during the period	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes and contributed capital	$2,605,218	$5,250,000
Forgiveness of related party debt	$301,937	$-
Unrealized gain (loss) on trading securities	$(1,725,771)	$97,977

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(Restated)

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

Investment in Marketable Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. All of the Company’s available-for-sale securities are marketable securities and have no maturity date. When sold the cost of the securities is determined using the average purchase cost of the securities. On occasion the Company will transfer some of its available for sale securities to trading securities. When this occurs the unrealized gain or loss is immediately recognized in earnings. During the period ended December 31, 2013 the Company recognized a $2,230,358 unrealized gain on securities transferred from available for sale to trading. No securities have been transferred from trading to available for sale. The cost basis of the Company’s available-for-sale securities as of December 31, 2013 and 2012 was $4,228,850 and $5,448,500, respectively.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:

December 31, 2013
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	Loss	Gain (Loss)	Value
Trading securities	$ 4,966,872	$ 6,692,643	$ (1,725,771)	$ 1,717,438
Available-for-sale securities	$ 10,665,813	$ 7,144,642	$ 3,521,171	$ 2,900,090

December 31, 2012
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	Loss	Gain (Loss)	Value
Trading securities	$ 269,193	$ 171,216	$ 97,977	$ 200,556
Available-for-sale securities	$ 4,573,420	$ 9,492,260	$ (4,918,840)	$ 642,320

Results of operations for the year ended December 31, 2013 includes a loss of $1,725,771 on unrealized holding losses on trading securities. For the year ended December 31, 2013, other comprehensive income includes $3,521,171 for unrealized holding gain on available-for-sale securities.

Realized Gains and losses are determined on the basis of specific identification. During the years ended December 31, 2013 and 2012, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

For years ended December 31,
	2013	2012
Trading securities:
Sales Proceeds	$ 5,365,534	$ 286,934
Gross Realized Losses	$ 3,522,139	$ 101,642
Gross Realized Gains	$ 4,639,844	$ 21,186
Gain (loss) on sale of marketable securities	$ 1,117,705	$ (80,456)

For years ended December 31,
Available-for-sale securities:	2013	2012
Sale Proceeds	$ -	$ -
Gross Realized Losses	$ -	$ -
Gross Realized Gains	$ -	$ -

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Trading securities	$ 1,717,438	$ 1,717,438	$ -	$ -
Available-for-sale securities	$ 2,900,090	$ 2,900,090	$ -	$ -
Total	$ 4,617,528	$ 4,617,528	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - FIXED ASSETS

Fixed assets consisted of the following at December 31:

	2013	2012
Equipment	$103,530	$104,633
Furniture & fixtures	7,295	3,964
Leasehold improvements	274,637	274,637
Less: accumulated depreciation	(158,164)	(85,770)
Property and equipment, net	$227,298	$297,464

Depreciation expense for the years ended December 31, 2013 and 2012 was $72,394 and $50,423, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  At December 31, 2013 and 2012, $1,286,035 and $1,513,260, respectively of principal and accrued interest was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R. At December 31, 2013 and 2012, $135,276 and $174,185, respectively of principal and accrued interest was due on this loan.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At December 31, 2013 and 2012, $147,575 and $139,182, respectively of principal and accrued interest was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At December 31, 2013 and 2012, $233,786 and $220,491, respectively of principal and accrued interest was due on this loan.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At December 31, 2013 and 2012, $79,977 and $75,429, respectively of principal and accrued interest was due on this loan.

  On January 11, 2008, the Company acquired 1,000,000 shares of Sustainable Power Corp from Berkshire Capital Management in exchange for a demand note in the amount of $47,000, carrying an interest rate of 6% A.P.R.  This loan was paid off in the year ended December 31, 2013.

  On February 29, 2008, the Company acquired 2,000,000 shares of Sustainable Power Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $126,000, carrying an interest rate of 6% A.P.R. At December 31, 2013 and 2012, $0 and $168,268, respectively of principal and accrued interest was due on this loan. This loan was paid off in the year ended December 31, 2013.

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

  On January 5, 2012, the Company acquired 3,500,000 shares of Plandai, Inc, from Berkshire Capital Management in exchange for a demand note in the amount of $1,575,000. The note has a five year term with principal and interest due January 5, 2017. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,762,900 and $1,668,400, respectively of principal and accrued interest was due on this loan.

  On February 1, 2012, the Company acquired 3,500,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $3,675,000. The note has a five year term with principal and interest due February 1, 2017. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $4,097,122 and $3,876,621, respectively of principal and accrued interest was due on this loan.

  On May 14, 2013, the Company acquired 8,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $1,420,000. The note has a five year term with principal and interest due May 14, 2018. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,473,570 and $0, respectively of principal and accrued interest was due on this loan.

  On May 21, 2013, the Company acquired 8,230,637 shares of Nuvilex, Inc. from Joseph Fiore in exchange for a demand note in the amount of $1,185,218. The note has a five year term with principal and interest due May 21, 2018. The interest rate is 6% A.P.R. At December 31, 2013 and 2012, $1,228,762 and $0, respectively, of principal and accrued interest was due on this loan.

Interest expense of $535,674 and $430,299 was capitalized during the years ended 2013 and 2012, respectively.

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

NOTE 10 – RESTATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2013 and 2012

The consolidated financial statements for the years ended December 31, 2013 and 2012, have been restated to correct a material departure from GAAP which was due to the Company using the valuation date subsequent to period end to value its available-for-sale marketable securities. The consolidated financial statements for the year ended December 31, 2012 have been restated for failure to record the acquisition of marketable securities and the related notes payable, interest, and the resulting unrealized gains and losses.

An analysis of the restated December 31, 2012 and 2013 balance sheets and results of operations for the year then ended is as follows.

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

4 – Change is due to a material departure from GAAP due to the Company using the valuation date subsequent to period end to value its marketable securities.

	December 31, 2012
Current Assets:	As Reported	Adjustment		As Restated
Cash and cash equivalents	$382,946	$-		$382,946
Accounts receivable	882	-		882
Inventory	13,400	-		13,400
Prepaid expense	17,725	-		17,725
Security deposit	15,000	-		15,000
Trading securities	200,556	-		200,556
Available-for-sale securities	292,320	1,632,840	2
		(1,282,840)	4	642,320
Deferred income taxes - current	-	601,000	3	601,000
Total Current Assets	922,829	951,000		1,873,829

Property and equipment, net	297,464	-		297,464
Deferred income taxes – non-current		618,000	3	618,000

TOTAL ASSETS	$1,220,293	$1,569,000		$2,789,293

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$43,453	$-		$43,453
Related party notes payable	2,521,026	-		2,521,026
Total Current Liabilities	2,564,479	-		2,564,479
Noncurrent related party notes payable	-	5,545,021	1	5,545,021
Total Liabilities	2,564,479	5,545,021		8,109,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	2	-		2
Common Stock	13,663	-		13,663
Additional paid-in capital	13,747,780	-		13,747,780
Unrealized gain (loss) on available-for-sale securities	93,820	(3,617,160)	2
		(1,282,840)	4	(4,806,180)
Retained deficit	(15,199,451)	923,979		(14,275,472)

Total Stockholders’ Equity (Deficit)	(1,344,186)	(3,976,021)		(5,320,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,220,293	$1,569,000		2,789,293

	December 31, 2012
	As Reported	Adjustment		As Restated
Revenues	$1,118,330	$-		$1,118,330
Cost of revenues	375,775	-		375,775
Gross Margin	742,555	-		742,555

Operating Expenses:
Labor and related expenses	357,149	-		357,149
Rent	234,396	-		234,396
Depreciation	50,423	-		50,423
Other general and administrative	415,414	-		415,414
Total Operating Expenses	1,057,382	-		1,057,382
Net Operating Income (Loss)	(314,827)	-		(314,827)

Other Income (Expense):
Interest income	1,410	-		1,410
Interest expense	(135,278)	(295,021)	1	(430,299)
Unrealized gain (loss) on trading securities	97,977	-		97,977
Gain (loss) on sale of marketable securities	(80,456)	-		(80,456)
Net Other Income (Expense)	(116,347)	(295,021)		(411,368)

Net loss before income taxes	(431,174)	-		(726,195)
Deferred Income tax (expense) benefit	-	1,219,000	3	1,219,000

Net Income (loss) before extraordinary items	$(431,174)	$923,979		$492,805

Gain on extinguishment of debt (net of income tax of $0)	2,354,988	-		2,354,988

Net Income	$1,923,814	$923,979		$2,847,793

Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities	(18,840)	(3,617,160)	2
		(1,282,840)		(4,918,840)

Comprehensive Income	$1,904,974	$(3,976,021)		$(2,071,047)

Income Per Common Share:
Income (loss) before extraordinary item	$-	$0.01		$-
Extraordinary Item	$0.02	$-		$0.02
Income (loss) per common share – Basic	0.02	0.01		0.03
Income (loss) per common share – Diluted	0.02	0.01		0.02
Weighted Average Common Shares:
Basic	106,906,125	-		106,906,125
Diluted	121,612,007	-		121,612,007

	December 31, 2013
Current Assets:	As Reported	Adjustment		As Restated
Cash and cash equivalents	$1,628,529	$-		$1,628,529
Accounts receivable	1,093	-		1,093
Inventory	16,500	-		16,500
Prepaid expense	17,477	-		17,477
Prepaid stock purchase	-	43,750	4	43,750
Security deposit	15,000	-		15,000
Trading securities	1,717,438	-		1,717,438
Available-for-sale securities	9,089,608	(6,189,518)	4	2,900,090
Deferred income taxes - current	758,000			758,000
Total Current Assets	13,243,645	(6,145,768)		7,097,877

Property and equipment, net	227,298	-		227,298
Deferred income taxes – non-current	282,000			282,000

TOTAL ASSETS	$13,752,943	$(6,145,768)		$7,607,175

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$39,374	$-		$39,374
Related party notes payable	1,882,648	-		1,882,648
Total Current Liabilities	1,922,022	-		1,922,022
Noncurrent related party notes payable	8,562,355	-		8,562,355
Total Liabilities	10,484,377	-		10,484,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	2	-		2
Common Stock	13,663	-		13,663
Additional paid-in capital	14,049,717	-		14,049,717
Unrealized gain (loss) on available-for-sale securities	4,860,759	(6,145,768)	4	(1,285,009)
Retained deficit	(15,655,575)	-		(15,655,575)

Total Stockholders’ Equity (Deficit)	3,268,566	(6,145,768)		(2,877,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,752,943	$(6,145,768)		7,607,175

	December 31, 2013
	As Reported	Adjustment		As Restated
Revenues	$1,306,864	$-		$1,306,864
Cost of revenues	442,174	-		442,174
Gross Margin	864,690	-		864,690

Operating Expenses:
Labor and related expenses	331,899	-		331,899
Rent	215,729	-		215,729
Depreciation	72,394	-		72,394
Other general and administrative	302,615	-		302,615
Total Operating Expenses	922,637	-		922,637
Net Operating Income (Loss)	(57,947)	-		(57,947)

Other Income (Expense):
Interest income	584	-		584
Interest expense	(535,674)	-		(535,674)
Unrealized gain (loss) on trading securities	(1,725,771)	-		(1,725,771)
Gain (loss) on sale of marketable securities	1,117,705	-		1,117,705
Net Other Income (Expense)	(1,143,156)	-		(1,143,156)

Net loss before income taxes	(1,201,103)	-		(1,201,103)
Deferred Income tax (expense) benefit	(179,000)	-		(179,000)

Net Income (loss) before extraordinary items	$(1,380,103)	$-		$(1,380,103)

Net Income (loss)	$(1,380,103)	$-		$(1,380,103)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities	8,384,099	(4,859,928)	4	3,524,171

Comprehensive Income	$7,003,996	$(4,859,928)		$2,144,068

Income Per Common Share:
Income (loss) per common share – Basic	(0.01)	-		(0.01)
Weighted Average Common Shares:
Basic	136,627,710	-		136,627,710

NOTE 11 - SUBSEQUENT EVENTS

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

Dated: August 12, 2014

By  /S/     Joseph Fiore

Joseph Fiore,

C.E.O., C.F.O., Chairman, Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of August 2014 .

Signatures and Title

/S/     Joseph Fiore

Joseph Fiore

C.E.O., C.F.O., Chairman, Secretary, Director

(Principal Executive, Financial

and Accounting Officer)

/S/     James Mylock, Jr.

James Mylock, Jr.

Director

/S/     Tim Matula

Tim Matula

Director

