Form 10-Q/A
period 2014-03-31
EAT AT JOES LTD
filed 2014-08-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note:

Subsequent to the issuance of the financial statements, a material departure from GAAP was determined due to the Company incorrectly using a valuation date subsequent to period end to value its marketable securities.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	March 31, 2014	December 31, 2013
	(Unaudited) / (Restated)	(Restated)
ASSETS
Current Assets:
Cash	$7,825,865	$1,628,529
Accounts receivable	2,487	1,093
Inventory	16,500	16,500
Prepaid expense	17,477	17,477
Prepaid stock purchase	81,250	43,750
Security deposit	15,000	15,000
Trading securities	2,968,569	1,717,438
Available-for-sale securities	10,345,520	2,900,090
Deferred income taxes - current	758,000	758,000

Total Current Assets	22,030,668	7,097,877

Property and equipment, net	209,232	227,298
Deferred income taxes – non-current	282,000	282,000

TOTAL ASSETS	$22,521,900	$7,607,175

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$64,552	$39,374

Related party notes payable	1,911,028	1,882,648

Total Current Liabilities	1,975,580	1,922,022

Noncurrent related party notes payable	8,680,183	8,562,355

Total Liabilities	10,655,763	10,484,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized; 20,000 Series E shares issued and outstanding	2	2
Common Stock, $0.0001 par value,
250,000,000 shares authorized; 136,627,710 and
136,627,710 issued and outstanding, respectively	13,663	13,663
Additional paid-in capital	14,049,717	14,049,717
Unrealized gain (loss) on available-for-sale securities	6,222,921	(1,285,009)
Retained deficit	(8,420,166)	(15,655,575)

Total Stockholders’ Equity (Deficit)	11,866,137	(2,877,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,521,900	$7,607,175

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
	For the Three Months Ended March 31,
	2014	2013
	(Restated)	(Restated)
Revenues	$337,171	$277,328
Cost of revenues	105,710	84,554
Gross Margin	231,461	192,774

Operating Expenses:
Labor and related expenses	92,270	80,586
Rent	52,431	56,188
Depreciation	18,066	12,775
Other general and administrative	192,611	95,042
Total Operating Expenses	355,378	244,591
Net Operating Income (Loss)	(123,917)	(51,817)

Other Income (Expense):
Interest income	1,238	143
Interest expense	(146,209)	(112,103)
Unrealized gain (loss) on trading securities	1,684,865	304,821
Gain (loss) on sale of marketable securities	5,819,432	105,335
Net Other Income (Expense)	7,359,326	298,196

Net income before income taxes	7,235,409	246,379
Deferred Income tax (expense) benefit	-	-

Net Income	$7,235,409	$246,379

Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities (net of income tax of $0)	7,507,930	(422,520)

Comprehensive Income (loss)	$14,743,339	$(176,141)

Income Per Common Share:
Income per common share – Basic	$0.05	$0.00
Income per common share – Diluted	$0.05	$0.00
Weighted Average Common Shares:
Basic	136,627,710	136,627,710
Diluted	140,008,373	146,061,672

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:	(Restated)	(Restated)
Net income for the period	$7,235,409	$246,379
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	18,066	12,775
Unrealized (gain) loss on trading securities	(1,684,865)	(304,821)
(Gain) loss on sale of marketable securities	(5,819,432)	(105,335)
Decrease (increase) in receivables	(1,394)	630
(Increase) / Decrease in prepaid expense	(37,500)	348
Increase in accrued interest payable	146,208	112,103
(Decrease) increase in accounts payable and accrued liabilities	25,178	6,832
Net Cash Provided by (Used) in Operating Activities	(118,330)	(31,089)

Cash Flows From Investing Activities:
Purchases of trading securities	(1,360,752)	(2,770)
Purchases of available-for-sale securities	(500,000)	(22,500)
Proceeds from sale of trading securities	8,176,418	201,414
Purchase of property and equipment	-	(273)
Net Cash Provided by (Used) Investing Activities	6,315,666	175,871

Cash Flows From Financing Activities:
Repayment of notes, advances and related party payables	-	(20,000)
Net Cash (Used) by Financing Activities	-	(20,000)

Increase in Cash	6,197,336	124,782
Cash at beginning of period	1,628,529	382,946
Cash at end of period	$7,825,865	$507,728

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$-	$1,481
Income taxes paid during the period	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Forgiveness of related party debt	$-	$301,937
Unrealized gain (loss) on available-for-sale	$1,701,712	$(422,520)

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

Investment in Marketable Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are purchased with the intent of selling them before they reach maturity and are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. All of the Company’s available-for-sale securities are marketable securities and have no maturity date. When sold the cost of the securities is determined using the average purchase cost of the securities. On occasion the Company will transfer some of its available for sale securities to trading securities. When this occurs the unrealized gain or loss is immediately recognized in earnings. Trading securities are purchased with the intent of selling them in the short term. During the period ended March 31, 2014 the Company recognized a $348,750 unrealized gain on securities transferred from available for sale to trading. No securities have been transferred from trading to available for sale. The cost basis of the Company’s available-for-sale securities as of March 31, 2014 and December 31, 2013 was $4,122,600 and $4,228,850, respectively.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:

	March 31, 2014
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	Loss	Gain (Loss)	Value
Trading securities	$1,684,865	$-	$1,684,865	$2,968,569
Available-for-sale securities	$-	$7,507,930	$7,507,930	$10,345,520

	December 31, 2013
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	Loss	Gain (Loss)	Value
Trading securities	$4,966,872	$6,692,643	$(1,725,771)	$1,717,438
Available-for-sale securities	$10,665,813	$7,144,642	$3,521,171	$2,900,090

Results of operations for the quarter ended March 31, 2014 includes a gain of $1,684,865 on unrealized holding gains on trading securities. For the quarter ended March 31, 2014, other comprehensive income includes $7,507,930 for an unrealized holding gain on available-for-sale securities.

Realized gains and losses are determined on the basis of specific identification. During the quarter ended March 31, 2014 and 2013, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	March 31, 2014	March 31, 2013
Trading securities:
Sales Proceeds	$8,176,418	$201,414
Gross Realized Losses	$(122,122)	$(27,483)
Gross Realized Gains	$5,941,554	$132,818
Gain (loss) on sale of marketable securities	$5,819,432	$105,335

Available-for-sale securities:	March 31, 2014	March 31, 2013
Sale Proceeds	$-	$-
Gross Realized Losses	$-	$-
Gross Realized Gains	$-	$-

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Trading securities	$2,968,569	$2,968,569	$-	$-
Available-for-sale securities	$10,345,520	$10,345,520	$-	$-
Total	$13,314,089	$13,314,089	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - FIXED ASSETS

Fixed assets consisted of the following at:

	March 31, 2014	December 31, 2013
Equipment	$106,861	$106,861
Furniture & fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
Less: accumulated depreciation	(176,230)	(158,164)
Property and equipment, net	$209,232	$227,298

Depreciation expense for the quarter ended March 31, 2014 and 2013 was $18,066 and $12,775, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  At March 31, 2014 and December 31, 2013 $1,305,422 and $1,286,035, respectively of principal and accrued interest was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R. At March 31, 2014 and December 31, 2013, $137,316 and $135,276, respectively of principal and accrued interest was due on this loan.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At March 31, 2014 and December 31, 2013, $149,800 and $147,575, respectively of principal and accrued interest was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At March 31, 2014 and December 31, 2013, $237,310 and $233,786, respectively of principal and accrued interest was due on this loan.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At March 31, 2014 and December 31, 2013, $81,183 and $79,977, respectively of principal and accrued interest was due on this loan.

   On January 5, 2012, the Company acquired 3,500,000 shares of Plandai, Inc, from Berkshire Capital Management in exchange for a demand note in the amount of $1,575,000. The note has a five year term with principal and interest due January 5, 2017. The interest rate is 6% A.P.R. At March 31, 2014 and December 31, 2013, $1,786,525 and $1,762,900, respectively of principal and accrued interest was due on this loan.

  On February 1, 2012, the Company acquired 3,500,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $3,675,000. The note has a five year term with principal and interest due February 1, 2017. The interest rate is 6% A.P.R. At March 31, 2014 and December 31, 2013, $4,152,244 and $4,097,122, respectively of principal and accrued interest was due on this loan.

  On May 14, 2013, the Company acquired 8,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $1,420,000. The note has a five year term with principal and interest due May 14, 2018. The interest rate is 6% A.P.R. At March 31, 2014 and December 31, 2013, $1,494,871 and $1,473,570, respectively of principal and accrued interest was due on this loan.

  On May 21, 2013, the Company acquired 8,230,637 shares of Nuvilex, Inc. from Joseph Fiore in exchange for a demand note in the amount of $1,185,218. The note has a five year term with principal and interest due May 21, 2018. The interest rate is 6% A.P.R. At March 31, 2014 and December 31, 2013, $1,246,540 and $1,228,762, respectively, of principal and accrued interest was due on this loan.

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

NOTE 7 – RESTATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2013

The consolidated financial statements for the three months ended March 31, 2014 have been amended to correct the use of a valuation date subsequent to period end to value its marketable securities.

An analysis of the restated March 31, 2014 Statement of Operations is as follows.

1 – Change is due to a material departure from GAAP due to the Company using the valuation date subsequent to period end to value its marketable securities.

	March 31, 2014
Current Assets:	As Reported	Adjustment		As Restated
Cash and cash equivalents	$7,825,865	$-		$7,825,865
Accounts receivable	2,487	-		2,487
Inventory	16,500	-		16,500
Prepaid expense	17,477	-		17,477
Prepaid stock purchase	-	81,250	1	81,250
Security deposit	15,000	-		15,000
Trading securities	2,968,569	-		2,968,569
Available-for-sale securities	10,793,820	(448,300)	1	10,345,520
Deferred income taxes - current	758,000	-		758,000
Total Current Assets	22,397,718	(367,050)		22,030,668

Property and equipment, net	209,232	-		209,232
Deferred income taxes – non-current	282,000	-		282,000

TOTAL ASSETS	$22,888,950	$(367,050)		$22,521,900

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$64,552	$-		$64,552
Due for stock purchase	27,500	(27,500)		-
Related party notes payable	1,911,028	-		1,911,028
Total Current Liabilities	2,003,080	(27,500)		1,975,580
Noncurrent related party notes payable	8,680,183	-		8,680,183
Total Liabilities	10,683,263	(27,500)		10,655,763

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	2	-		2
Common Stock	13,663	-		13,663
Additional paid-in capital	14,049,717	-		14,049,717
Unrealized gain (loss) on available-for-sale securities	6,562,471	(339,550)	1	6,222,921
Retained deficit	(8,420,166)	-		(8,420,166)

Total Stockholders’ Equity (Deficit)	12,205,687	(339,550)		11,866,137

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,888,950	$(367,050)		$22,521,900

	March 31, 2014
	As Reported	Adjustment		As Restated
Revenues	$337,171	$-		$337,171
Cost of revenues	105,710	-		105,710
Gross Margin	231,461	-		231,461

Operating Expenses:
Labor and related expenses	92,270	-		92,270
Rent	52,431	-		52,431
Depreciation	18,066	-		18,066
Other general and administrative	192,611	-		192,611
Total Operating Expenses	355,378	-		355,378
Net Operating Income (Loss)	(123,917)	-		(123,917)

Other Income (Expense):
Interest income	1,238	-		1,238
Interest expense	(146,209)	-		(146,209)
Unrealized gain (loss) on trading securities	1,684,865	-		1,684,865
Gain (loss) on sale of marketable securities	5,819,432	-		5,819,432
Net Other Income (Expense)	7,359,326	-		7,359,326

Net Income (Loss)	$7,235,409	$-		$7,235,409

Other Comprehensive Income (Loss):
Unrealized gain on available-for-sale securities	1,701,712	5,806,218	1	7,507,930

Comprehensive Income (Loss)	$8,937,121	$5,806,218		$14,743,339

Income Per Common Share:	$0.05	$-		$0.05
Income Per Common Share, Diluted:	$0.05	$-		$0.05
Weighted Average Common Shares:
Basic	136,627,710	-		136,627,710
Diluted	146,061,672	-		146,061,672

NOTE 8 - SUBSEQUENT EVENTS

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

During the three months ended March 31, 2014, the Company received $8,176,418 in cash from proceeds of sales of trading securities for investing activities. Cash of $1,925,752 was used for the purchase of marketable equity securities for the three months ended March 31, 2014. As of March 31, 2014, the company owns trading and available for sale securities valued at $13,314,089.

 As of March 31, 2014, $10,591,211 in advances and accrued interest was due to related parties.

For the three months ended March 31, 2014 and 2013, cash flows used for operating activities were $118,330 and $31,089, respectively.

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

EAT AT JOE'S LTD. (Registrant)

DATE: August 14, 2014	By: /s/ Joseph Fiore Joseph Fiore Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer & Principal Accounting Officer)

