Form 10-Q
period 2014-06-30
EAT AT JOES LTD
filed 2014-08-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

1

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2014, there were 136,627,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 467,290 common shares), par value $0.0001.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	June 30, 2014	December 31, 2013
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash	$7,701,916	$1,628,529
Accounts receivable	1,320	1,093
Inventory	16,500	16,500
Prepaid expense	45,833	17,477
Prepaid stock purchase	108,750	43,750
Security deposit	15,000	15,000
Trading securities	1,553,213	1,717,438
Available-for-sale securities	7,994,720	2,900,090
Deferred income taxes - current	758,000	758,000

Total Current Assets	18,195,252	7,097,877

Property and equipment, net	191,166	227,298
Domain name	5,000	-
Deferred income taxes – non-current	282,000	282,000

TOTAL ASSETS	$18,673,418	$7,607,175

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$38,167	$39,374
Related party notes payable	1,939,838	1,882,648

Total Current Liabilities	1,978,005	1,922,022

Noncurrent related party notes payable	8,798,011	8,562,355

Total Liabilities	10,776,016	10,484,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized; 20,000 Series E shares issued and outstanding	2	2
Common Stock, $0.0001 par value,
250,000,000 shares authorized; 136,627,710 and
136,627,710 issued and outstanding, respectively	13,663	13,663
Additional paid-in capital	14,049,717	14,049,717
Unrealized gain (loss) on available-for-sale securities	3,872,120	(1,285,009)
Retained deficit	(10,038,100)	(15,655,575)

Total Stockholders’ Equity (Deficit)	7,897,402	(2,877,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,673,418	$7,607,175

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
	For the Six months ended		For the Three months ended
	June 30,		June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenues	$729,776	$604,068	$392,605	$326,740
Cost of revenues	231,549	181,622	125,839	97,068
Gross margin	498,227	422,446	266,766	229,672

Expenses
Labor and related expenses	186,812	163,653	94,542	83,067
Rent	106,260	108,315	53,829	52,127
Depreciation and amortization	36,132	25,246	18,066	12,471
Other general and administrative	331,111	183,030	138,500	87,988
Total operating expenses	660,315	480,244	304,937	235,653
Net Operating Income (Loss)	(162,088)	(57,798)	(38,171)	(5,981)

Other Income (Expense)
Interest income	3,495	368	2,257	225
Interest expense	(292,846)	(241,056)	(146,637)	(128,953)
Unrealized gain (loss) on trading securities	249,482	(140,548)	(1,435,383)	(445,369)
Gain (loss) on sale of marketable
securities	5,819,432	496,298	0	390,964
Net Other Income (Expense)	5,779,563	115,062	(1,579,763)	(183,133)

Net Income (Loss)	$5,617,475	$57,264	$(1,617,934)	$(189,114)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	5,157,126	2,529,540	(2,350,804)	2,952,060

Comprehensive Income	$10,774,601	$2,586,804	$(3,968,738)	$2,762,946
Income (loss) per common share:
Basic	$0.04	$-	$(0.01)	$-
Diluted	$0.04	$-	$(0.01)	$-
Weighted average common shares
Basic	136,627,710	136,627,710	136,627,710	136,627,710
Diluted	137,095,000	139,259,289	137,095,000	139,259,289

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:		(Restated)
Net income for the period	$5,617,475	$57,264
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	36,132	25,246
Unrealized (gain) loss on trading securities	(249,482)	140,548
(Gain) loss on sale of marketable securities	(5,819,432)	(496,298)
Decrease (increase) in receivables	(227)	(47)
(Increase) / Decrease in prepaid expense and other assets	(93,356)	233
Increase in accrued interest payable	292,846	241,056
(Decrease) increase in accounts payable and accrued liabilities	(1,207)	(22,952)
Net Cash Provided by (Used) in Operating Activities	(217,251)	(54,950)

Cash Flows From Investing Activities:
Purchases of trading securities	(1,380,780)	(1,602,048)
Purchases of available-for-sale securities	(500,000)	(42,500)
Proceeds from sale of trading securities	8,176,418	2,283,343
Purchase of property and equipment	-	(273)
Purchase of domain name	(5,000)	-
Net Cash Provided by Investing Activities	6,290,638	638,522

Cash Flows From Financing Activities:
Repayment of notes, advances and related party payables	-	(310,000)
Net Cash (Used) by Financing Activities	-	(310,000)

Increase in Cash	6,073,387	273,572
Cash at beginning of period	1,628,529	382,946
Cash at end of period	$7,701,916	$656,518

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$-	$9,236
Income taxes paid during the period	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes	$-	$2,605,218
Forgiveness of related party debt	$-	$301,937
Unrealized gain (loss) on available-for-sale	$5,157,126	$2,529,540

The accompanying notes are an integral part of these consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat At Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of June 30, 2014 and for the six month periods ended June 30, 2014 and 2013 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

The Company has generated a net income before taxes for the quarter ended June 30, 2014 of $5,617,475; however it had a loss from operations of $162,088. As of June 30, 2014, the Company had an accumulated deficit of $10,038,100. These conditions continue to raise substantial doubt as to the Company's ability to continue as a going concern.

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

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 467,290 and 2,631,579, common shares as of June 30, 2014 and 2013, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At June 30, 2014, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014.

The Company does not have any assets or liabilities measured at fair value on a non-recurring basis.

Investment in Marketable Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are purchased with the intent of selling them before they reach maturity and are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. All of the Company’s available-for-sale securities are marketable securities and have no maturity date. When sold the cost of the securities is determined using the average purchase cost of the securities. On occasion the Company will transfer some of its available for sale securities to trading securities. When this occurs the unrealized gain or loss is immediately recognized in earnings. Trading securities are purchased with the intent of selling them in the short term. During the period ended June 30, 2014 the Company recognized a $348,750 unrealized gain on securities transferred from available for sale to trading. No securities have been transferred from trading to available for sale. The cost basis of the Company’s available-for-sale securities as of June 30, 2014 and December 31, 2013 was $4,122,600 and $4,228,850, respectively.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:

	June 30, 2014
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	Loss	Gain (Loss)	Value
Trading securities	$1,684,865	$1,435,383	$249,482	$1,553,213
Available-for-sale securities	$2,465,539	$7,622,665	$5,157,126	$7,994,720

	December 31, 2013
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	Loss	Gain (Loss)	Value
Trading securities	$4,966,872	$6,692,643	$(1,725,771)	$1,717,438
Available-for-sale securities	$10,665,813	$7,144,642	$3,521,171	$2,900,090

Results of operations for the quarter ended June 30, 2014 includes a gain of $249,482 on unrealized holding gains on trading securities. For the quarter ended June 30, 2014, other comprehensive income includes $5,157,126 for an unrealized holding gains on available-for-sale securities.

Realized gains and losses are determined on the basis of specific identification. During the quarter ended June 30, 2014 and 2013, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	June 30, 2014	June 30, 2013
Trading securities:
Sales Proceeds	$8,176,418	$2,283,343
Gross Realized Losses	$(122,122)	$(1,341,398)
Gross Realized Gains	$5,941,554	$1,837,696
Gain (loss) on sale of marketable securities	$5,819,432	$496,298

Available-for-sale securities:	June 30, 2014	June 30, 2013
Sale Proceeds	$-	$-
Gross Realized Losses	$-	$-
Gross Realized Gains	$-	$-

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Trading securities	$1,553,213	$1,553,213	$-	$-
Available-for-sale securities	$7,994,720	$7,994,720	$-	$-
Total	$9,547,933	$9,547,933	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - FIXED ASSETS

Fixed assets consisted of the following at:

	June 30, 2014	December 31, 2013
Equipment	$106,861	$106,861
Furniture & fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
Less: accumulated depreciation	(194,296)	(158,164)
Property and equipment, net	$191,166	$227,298
11

Depreciation expense for the quarter ended June 30, 2014 and 2013 was $36,132 and $25,246, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company.  All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred.  At June 30, 2014 and December 31, 2013 $1,325,101 and $1,286,035, respectively of principal and accrued interest was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $125,000, carrying an interest rate of 6% A.P.R. At June 30, 2014 and December 31, 2013, $139,386 and $135,276, respectively of principal and accrued interest was due on this loan.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $465,000, carrying an interest rate of 6% A.P.R.  On January 8, 2008, $375,156 was paid on this note.  At June 30, 2014 and December 31, 2013, $152,058 and $147,575, respectively of principal and accrued interest was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $160,000, carrying an interest rate of 6% A.P.R.  At June 30, 2014 and December 31, 2013, $240,888 and $233,786, respectively of principal and accrued interest was due on this loan.

  On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for a demand note in the amount of $55,000, carrying an interest rate of 6% A.P.R.  At June 30, 2014 and December 31, 2013, $82,407 and $79,977, respectively of principal and accrued interest was due on this loan.

   On January 5, 2012, the Company acquired 3,500,000 shares of Plandai, Inc, from Berkshire Capital Management in exchange for a demand note in the amount of $1,575,000. The note has a five year term with principal and interest due January 5, 2017. The interest rate is 6% A.P.R. At June 30, 2014 and December 31, 2013, $1,810,150 and $1,762,900, respectively of principal and accrued interest was due on this loan.

  On February 1, 2012, the Company acquired 3,500,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $3,675,000. The note has a five year term with principal and interest due February 1, 2017. The interest rate is 6% A.P.R. At June 30, 2014 and December 31, 2013, $4,207,372 and $4,097,122, respectively of principal and accrued interest was due on this loan.

  On May 14, 2013, the Company acquired 8,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for a demand note in the amount of $1,420,000. The note has a five year term with principal and interest due May 14, 2018. The interest rate is 6% A.P.R. At June 30, 2014 and December 31, 2013, $1,516,171 and $1,473,570, respectively of principal and accrued interest was due on this loan.

  On May 21, 2013, the Company acquired 8,230,637 shares of Nuvilex, Inc. from Joseph Fiore in exchange for a demand note in the amount of $1,185,218. The note has a five year term with principal and interest due May 21, 2018. The interest rate is 6% A.P.R. At June 30, 2014 and December 31, 2013, $1,264,316 and $1,228,762, respectively, of principal and accrued interest was due on this loan.

Interest expense of $292,846 and $535,674 was capitalized during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

A summary of the above related party transactions is presented below.

Related Party	Date of loan	June 30, 2014	December 31, 2013
Joseph Fiore	May 21, 2013	$1,264,316	$1,228,762
Berkshire Capital Management	May 14, 2013	1,516,171	1,473,570
Berkshire Capital Management	February 1, 2012	4,207,372	4,097,122
Berkshire Capital Management	January 5, 2012	1,810,150	1,762,900
Joseph Fiore	2010 & 2011	1,325,101	1,286,035
Berkshire Capital Management	September 14, 2007	139,386	135,276
Berkshire Capital Management	July 17, 2007	152,058	147,575
Berkshire Capital Management	August 22, 2007	240,888	233,786
Berkshire Capital Management	September 20, 2007	82,407	79,977
		$10,737,851	$10,445,003
Less: Current Portion		1,939,838	1,882,648
Long Term Portion		$8,798,011	$8,562,355

During the year ended December 31, 2013, Joseph Fiore forgave $301,937 of debt originally loaned to two of the Company’s subsidiaries that are no longer operating. The amount was written off to additional paid in capital.

NOTE 4 - RENT AND LEASE EXPENSE

The Company’s wholly-owned subsidiary E.A.J. PHL Airport, Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated April 30, 1997.  E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease which expires April 2017.  Rent expense for the six months ended June 30, 2014 and 2013 was $106,260 and $108,315, respectively. In addition to the minimum basic rent of $14,000 per month, rent expense also includes approximately $3,400 per month for other items charged by the landlord in connect with rent.

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

NOTE 5 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
13

*	Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 467,290 common shares at June 30, 2014).
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 6 – RESTATED FINANCIAL STATEMENTS

The consolidated financial statements for the year ended December 31, 2013, have been amended to correct a material departure from GAAP which was due to the Company incorrectly using the valuation date subsequent to period end to value its available-for-sale marketable securities. An analysis of the restated December 31, 2013 balance sheet is as follows.

1 - Change is due to a material departure from GAAP due to the Company using the valuation date subsequent to period end to value its marketable securities.

	December 31, 2013
Current Assets:	As Reported	Adjustment		As Restated
Cash and cash equivalents	$1,628,529	$-		$1,628,529
Accounts receivable	1,093	-		1,093
Inventory	16,500	-		16,500
Prepaid expense	17,477	-		17,477
Prepaid stock purchase	-	43,750	1	43,750
Security deposit	15,000	-		15,000
Trading securities	1,717,438	-		1,717,438
Available-for-sale securities	9,089,608	(6,189,518)	1	2,900,090
Deferred income taxes - current	758,000			758,000
Total Current Assets	13,243,645	(6,145,768)		7,097,877

Property and equipment, net	227,298	-		227,298
Deferred income taxes – non-current	282,000			282,000

TOTAL ASSETS	$13,752,943	$(6,145,768)		$7,607,175

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$39,374	$-		$39,374
Related party notes payable	1,882,648	-		1,882,648
Total Current Liabilities	1,922,022	-		1,922,022
Noncurrent related party notes payable	8,562,355	-		8,562,355
Total Liabilities	10,484,377	-		10,484,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	2	-		2
Common Stock	13,663	-		13,663
Additional paid-in capital	14,049,717	-		14,049,717
Unrealized gain (loss) on available-for-sale securities	4,860,759	(6,145,768)	1	(1,285,009)
Retained deficit	(15,655,575)	-		(15,655,575)

Total Stockholders’ Equity (Deficit)	3,268,566	(6,145,768)		(2,877,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,752,943	$(6,145,768)		7,607,175

The consolidated financial statements for the six months ended June 30, 2013 have been amended for failure to record the acquisition of marketable securities and the related notes payable, interest, and the resulting unrealized gains and losses. An analysis of the restated June 30, 2013 Statement of Operations is as follows.

1 – In 2012 the Company acquired 3,500,000 shares of Plandai, Inc. valued at the FMV of $1,575,000 and 3,500,000 shares of Inscor, Inc. valued at the FMV of $3,675,000 from Berkshire Capital Management. The shares were exchanged for two demand notes, carrying an interest rate of 6%.

2 – The change is due to the mark to market of the new available for sale securities.

	For the Three Months Ended June 30, 2013				For the Six Months Ended June 30, 2013
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Revenues	$326,740	$-		$326,740	$604,068	$-		$604,068
Cost of revenues	97,068	-		97,068	181,622	-		181,622
Gross Margin	229,672	-		229,672	422,446	-		422,446

Operating Expenses:
Labor and related expenses	83,067	-		83,067	163,653	-		163,653
Rent	52,127	-		52,127	108,315	-		108,315
Depreciation	12,471	-		12,471	25,246	-		25,246
Other general and administrative	87,988	-		87,988	183,030	-		183,030
Total Operating Expenses	235,653	-		235,653	480,244	-		480,244
Net Operating Loss	(5,981)	-		(5,981)	(57,798)	-		(57,798)

Other Income (Expense):
Interest income	225	-		225	368	-		368
Interest expense	(32,242)	(96,711)	1	(128,953)	(65,595)	(175,461)	1	(241,056)
Unrealized gain (loss) on trading securities	1,703,399	(2,148,768)		(445,369)	2,006,760	(2,147,308)		(140,548)
Gain (loss) on sale of marketable securities	1,606,576	(1,215,612)		390,964	1,738,071	(1,241,773)		496,298
Net Other Income (Expense)	3,277,958	(3,461,091)		(183,133)	3,679,604	(3,564,542)		115,062

Net Income (Loss)	$3,271,977	$(3,461,091)		$(189,114)	$3,621,806	$(3,564,542)		$57,264

Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities	(109,890)	3,061,950	2	2,952,060	9,480	2,520,060	2	2,529,540

Comprehensive Income	$3,162,087	$(399,141)		$2,762,946	$3,631,286	$(1,044,482)		$2,586,804

Income Per Common Share:	$0.02	$-		$(0.00)	$0.03	$-		$0.00
Income Per Common Share, Diluted:	$0.02	$-		$(0.00)	$0.03	$-		$0.00
Weighted Average Common Shares:
Basic	136,627,710	-		136,627,710	136,627,710	-		136,627,710
Diluted	139,259,289	-		139,259,289	139,259,289	-		139,259,289

NOTE 7 - SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended June 30, 2014 and 2013:

Results of Operations - For the three months ended June 30, 2014 the Company had a net loss of $1,617,934 compared to a net loss of $189,114 for the three months ended June 30, 2013. The large increase in net loss is attributed to an overall net loss of other income / expense.

Total Revenues - For the three months ended June 30, 2014 and 2013, the Company had total sales of approximately $393,000 and $327,000, respectively, for an increase of approximately $66,000 or 20%. Management believes revenues will continue to increase in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased 2% as a percentage of sales during the quarter from 2013 to 2014.

The cost of labor increased $11,475 to $94,542 from $83,067 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase is a result of converting hourly employees to salaried employees to assure better customer service.

The cost of rent decreased approximately 2.2% as a percentage of sales from 2013 to 2014.   E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year.  Basic rent is a fixed cost and percentage rent is variable, so the total rent paid varies from year to year.

General and administrative expenses increased 8.3% as a percentage of sales for the first quarter from 2013 to 2014.  The increase can be attributed to an increase in legal and accounting expenses incurred.

Interest expense increased $17,684 during the quarter from 2013 to 2014.  This increase is due to the increase in accrued interest on notes payable.

The unrealized loss on trading securities increased $990,014 from $445,369 for the three months ended June 30, 2013 to $1,435,383 for the three months ended June 30, 2014.

The realized gain from the sale of marketable securities decreased $390,964 from $390,964 for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2014 and 2013:

Results of Operations - For the six months ended June 30, 2014 the Company had net income of $5,617,475 compared to net income of $57,264 for the six months ended June 30, 2013. The large increase in net income is attributed to a large gain on the sales of marketable securities.

Total Revenues - For the six months ended June 30, 2014 and 2013, the Company had total sales of approximately $730,000 and $604,000, respectively, for an increase of approximately $126,000 or 21%. Management believes revenues will continue to increase in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased 1.7% as a percentage of sales during the quarter from 2013 to 2014.

The cost of labor increased $23,159 to $186,812 from $163,653 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase is a result of converting hourly employees to salaried employees to assure better customer service.

The cost of rent decreased approximately 3% as a percentage of sales from 2013 to 2014.   E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year.  Basic rent is a fixed cost and percentage rent is variable, so the total rent paid varies from year to year.

General and administrative expenses increased 15% as a percentage of sales for the six months ended June 30, from 2013 to 2014.  The increase can be attributed to an increase in legal and accounting expenses incurred.

Interest expense increased $51,790 during the quarter from 2013 to 2014.  This increase is due to the increase in accrued interest on notes payable.

The unrealized gain / loss on trading securities increased from a loss of $140,548 for the six months ended June 30, 2013 to a gain of $249,482 for the six months ended June 30, 2014.

The realized gain from the sale of marketable securities increased $5,323,134 from $496,298 for the six months ended June 30, 2013 to $5,819,432 for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, the Company has an accumulated deficit of $10,038,100. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

During the six months ended June 30, 2014, the Company received $8,176,418 in cash from proceeds of sales of trading securities for investing activities. Cash of $1,880,780 was used for the purchase of marketable equity securities for the six months ended June 30, 2014. As of June 30, 2014, the company owns trading and available for sale securities valued at $9,547,933.

 As of June 30, 2014, $10,737,849 in advances and accrued interest was due to related parties.

For the six months ended June 30, 2014 and 2013, cash flows used for operating activities were $217,251 and $54,950, respectively.

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

