Form 10-K/A
period 2013-12-31
EAT AT JOES LTD
filed 2014-11-05
CIK 829325

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

This Amendment No. 2 on Form 10-K/A amends the Registrant’s Amendment No. 1 on Form 10-K/A, filed on August 14, 2014 and Annual Report on Form 10-K filed by the Registrant on April 15, 2014 with the Securities and Exchange Commission. Amendment No. 2 is being filed solely to amend Item 9A(T). Controls and Procedures. All other items remain unchanged.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that ﬁnancial information required to be disclosed in the reports that the Company ﬁles or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the timeframes speciﬁed in the Securities and Exchange Commission’s rules and forms, consistent with Items 307 and 308 of Regulation S-K.

In addition, the disclosure controls and procedures must ensure that such ﬁnancial information is accumulated and communicated to the Company’s management, including its Chief Executive Ofﬁcer and Chief Financial Ofﬁcer, as appropriate, to allow timely decisions regarding required ﬁnancial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as deﬁned in Rules 13(a)—15(e) and 15(d)-l5(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision of our Chief Executive Ofﬁcer and Chief Financial Ofﬁcer, and other persons carrying out similar review functions for the Company.

As a result, our Chief Executive Ofﬁcer and Chief Financial Ofﬁcer concluded that based upon our identiﬁcation and disclosure of a material weakness in our internal controls over ﬁnancial reporting, our disclosure controls and procedures were ineffective to detect the inappropriate application of US GAAP standards as of December 31, 2013. Speciﬁcally the Company discovered errors that led management to conclude that control deﬁciencies existed related to the Company’s financial reporting and accounting for the recording and calculation of the cost basis for stocks acquired by the Company and held for sale. In prior periods, the Company received stock issued by third party companies in exchange for long-term debt that the Company could, at its discretion, liquidate to raise operating capital. The Company failed to record this stock and related debt acquired upon acquisition. In addition, when recorded the Company valued these shares based on the value of the original consideration paid for such shares rather than the fair market value of the shares on the date they were received by the Company, as required under US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

We have disclosed a material weakness in our internal control over financial reporting relating to our accounting for the acquisition of assets held for sale that could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

Management assessed the effectiveness of our internal control over ﬁnancial reporting as of December 31, 2013. This assessment is based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over ﬁnancial reporting as of December 31, 2013 was ineffective.

In connection with our assessment of internal control over ﬁnancial reporting under Section 404 of the Sarbanes—Oxley Act of 2002 for ﬁscal year ended December 31, 2013 we identiﬁed a material weakness in our internal control over ﬁnancial reporting relating to our accounting for the acquisition and cost of certain assets held for sale including stocks of third party companies. For a description of the identified material weakness, see Disclosure Controls and Procedures.

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

Our Chief Executive Ofﬁcer and Chief Financial Ofﬁcer concluded that these deﬁciencies included a lack of sufﬁcient accounting and ﬁnancial experience and knowledge to properly account for such transactions. To address the material weakness, the Company determined to take steps to ensure that transactions falling outside of the normal course of business were reviewed by a third party accounting expert to ensure proper treatment in the Company’s ﬁnancial statements.

The Company continues to employ and reﬁne a structure in which critical accounting policies, issues and estimates are identiﬁed, and together with other complex areas, are subject to multiple reviews by accounting personnel.

The Company will continually enhance and test its year-end ﬁnancial close process. Additionally, the Company’s management, under the control of its Chief Executive Ofﬁcer and Chief Financial Ofﬁcer and its third party accounting expert, will increase its review of its disclosure controls and procedures on an on—going basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Ofﬁcer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

The Company’s management is responsible for establishing and maintaining adequate internal control over its ﬁnancial reporting. Internal control over ﬁnancial reporting is a process designed to provide reasonable assurance to management and the board of directors regarding the reliability of ﬁnancial reporting and the preparation of ﬁnancial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over ﬁnancial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reﬂect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our ﬁnancial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our ﬁnancial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over ﬁnancial reporting may not prevent or detect every misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

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

Dated: November 4, 2014

By  /S/     Joseph Fiore

Joseph Fiore,

C.E.O., C.F.O., Chairman, Secretary, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 4th day of November 2014 .

Signatures and Title

/S/     Joseph Fiore

Joseph Fiore

C.E.O., C.F.O., Chairman, Secretary, Director

(Principal Executive, Financial

and Accounting Officer)

/S/     James Mylock, Jr.

James Mylock, Jr.

Director

/S/     Tim Matula

Tim Matula

Director

