Form 10-Q/A
period 2014-03-31
EAT AT JOES LTD
filed 2014-11-05
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note:

This Amendment No. 2 on Form 10-Q/A amends the Registrant’s Amendment No. 1 on Form 10-Q/A, filed on August 14, 2014 and Quarterly Report on Form 10-Q filed by the Registrant on May 14, 2014 with the Securities and Exchange Commission. Amendment No. 2 is being filed solely to amend Item 4. Controls and Procedures. All other items remain unchanged.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

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

As of March 31, 2014, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company evaluates and assesses its internal controls and procedures regarding it’s financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an on-going basis.

Material Disclosures Concerning the Company’s Identification of a Material Weakness in Its Internal Controls As Previously Reported in Our Annual Report, as Amended, for the Year Ended December 31, 2013.

Readers are directed to the Company’s discussions of its internal controls over financial reporting contained in its amended annual report on Form 10-K/A for the year ended December 31, 2013 (see "Management's Report on Internal Control over Financial Reporting" under Item 9A, "Controls and Procedures.").

In connection with our testing and assessment of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, for fiscal year ended December 31, 2013, we identified a material weakness that led management to conclude that control deficiencies existed related to the Company’s financial reporting and accounting during 2012 and 2013, relative to the recording and calculation of the cost basis for stocks acquired by the Company and held for sale, including stocks of third party companies.

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

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While considerable actions have been taken to address and improve our internal controls in response to the material weakness described above, additional work continues. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and possible delisting from the OTC Bulletin Board Exchange, securities litigation, debt rating agency downgrades or rating withdrawals, any one of which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

Management concluded that the Company lacked sufficient accounting and financial experience and knowledge to properly account for such transactions, and disclosed that the Company would take steps to remedy the identified material weakness to ensure that transactions falling outside of the normal course of business were reviewed by a third party accounting expert to ensure proper recording and disclosure in the Company’s financial statements.

Changes in Internal Controls Over Financial Reporting

In response to the material weakness discussed above, the Company took steps to implement an procedure to analyze, identify and ensure that transactions falling outside of the normal course of business were reviewed by a third party accounting expert to ensure proper recording and disclosure in the Company’s financial statements. As of March 31, 2014, the Company concluded that its disclosure controls and procedures were effective.

The Company will continually enhance and test its financial close process on a continuing basis. Additionally, the Company’s management, under the control of its Chief Executive Officer and Chief Financial Officer, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

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

EAT AT JOE'S LTD. (Registrant)

DATE: November 4, 2014	By: /s/ Joseph Fiore Joseph Fiore Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer & Principal Accounting Officer)

