Form 10-Q/A
period 2014-06-30
EAT AT JOES LTD
filed 2014-11-05
CIK 829325

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

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2014 with the Securities and Exchange Commission. Amendment No. 1 is being filed solely to amend Item 4. Controls and Procedures. All other items remain unchanged.

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

As of June 30, 2014, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

Changes in Internal Controls Over Financial Reporting

In response to the material weakness discussed above, the Company took steps to implement an procedure to analyze, identify and ensure that transactions falling outside of the normal course of business were reviewed by a third party accounting expert to ensure proper recording and disclosure in the Company’s financial statements. As of June 30, 2014, the Company concluded that its disclosure controls and procedures were effective.

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

