Form 10-Q
period 2014-09-30
EAT AT JOES LTD
filed 2014-11-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2014, there were 136,627,710 shares of the Registrant's common stock, par value $0.0001, issued, and 20,000 shares of Series E Convertible preferred stock (convertible to 594,530 common shares), par value $0.0001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EAT AT JOE’S LTD., AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$7,417,465	$1,628,529
Accounts receivable	40	1,093
Inventory	19,500	16,500
Prepaid expenses	50,819	17,477
Prepaid stock purchase	90,000	43,750
Security deposit	15,000	15,000
Trading securities	1,858,873	1,717,438
Available-for-sale securities	5,600,836	2,900,090
Deferred income taxes - current	—	758,000
Total Current Assets	15,052,533	7,097,877

Property and equipment, net	173,169	227,298
Domain name	5,000	—
Deferred income taxes – non-current	446,000	282,000
TOTAL ASSETS	$15,676,702	$7,607,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$62,243	$39,374
Federal Income Taxes Payable	1,072,000	—
Related party notes payable	1,969,082	1,882,648
Total Current Liabilities	3,103,325	1,922,022

Noncurrent related party notes payable	8,915,838	8,562,355
Total Liabilities	12,019,163	10,484,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized; 20,000 Series E shares issued and outstanding	2	2
Common Stock, $0.0001 par value,
250,000,000 shares authorized; 136,627,710 and
136,627,710 issued and outstanding, respectively	13,663	13,663
Additional paid-in capital	14,049,715	14,049,717
Unrealized gain (loss) on available-for-sale securities	1,528,201	(1,285,009)
Accumulated deficit	(11,934,042)	(15,655,575)
Total Stockholders’ Equity (Deficit)	3,657,539	(2,877,202)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,676,702	$7,607,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAT AT JOE’S LTD., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three months ended		For the Nine months ended
	September 30, 2014		September 30, 2014
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenues	$361,575	$364,924	$1,091,351	$968,992
Cost of revenues	140,725	130,690	372,274	312,312
Gross margin	220,850	234,234	719,077	656,680

Expenses
Labor and related expenses	86,660	85,140	273,472	248,793
Rent	95,100	55,006	201,360	163,321
Depreciation and amortization	17,997	28,953	54,129	54,199
Other general and administrative	340,663	61,667	671,775	244,697
Total operating expenses	540,420	230,766	1,200,736	711,010
Operating Income (Loss)	(319,570)	3,468	(481,659)	(54,330)

Other Income (Expense)
Interest income	2,256	107	5,752	475
Interest expense - related party	(147,072)	(147,167)	(439,918)	(388,223)
Unrealized gain (loss) on
trading securities	234,444	(857,101)	483,926	(997,649)
Gain on sale of marketable
securities	—	467,819	5,819,432	964,117
Other Income (Expense)	89,628	(536,342)	5,869,192	(421,280)

Income (Loss) Before IncomeTaxes	(229,942)	(532,874)	5,387,533	(475,610)
Benefit from (provision for) Income Tax	159,000	—	(1,666,000)	—
Net Income (Loss)	$(70,942)	$(532,874)	$3,721,533	$(475,610)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on
available-for-sale securities	(2,343,916)	2,506,440	2,813,210	5,035,980

Comprehensive Income	$(2,414,858)	$1,973,566	$6,534,743	$4,560,370
Income (loss) per common share:
Basic	$—	$—	$0.03	$—
Diluted	$—	$—	$0.03	$—
Weighted average common shares
Basic	136,627,710	136,627,710	136,627,710	136,627,710
Diluted	136,627,710	136,627,710	137,222,240	136,627,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2014
	2014	2013
Cash Flows From Operating Activities:		(Restated)
Net income for the period	$3,721,533	$(475,610)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	54,129	54,198
Unrealized (gain) loss on trading securities	(483,926)	997,649
(Gain) loss on sale of marketable securities	(5,819,432)	(964,117)
Deferred income tax expense	594,000	—
Decrease (increase) in receivables	1,053	151
Decrease (increase) in inventory	(3,000)	—
Decrease (increase) in prepaid expense and other assets	(33,342)	256
Increase in accrued interest payable	439,918	388,223
Increase in federal income taxes payable	1,072,000	—
(Decrease) increase in accounts payable and accrued liabilities	22,867	(19,313)
Net Cash Used in Operating Activities	(434,200)	(18,563)

Cash Flows From Investing Activities:
Purchases of trading securities	(1,402,032)	(254,446)
Purchases of available-for-sale securities	(500,000)	(73,750)
Prepayment on purchase of available-for-sale securities	(46,250)	(2,118,750)
Proceeds from sale of trading securities	8,176,418	4,487,430
Purchase of property and equipment	—	(272)
Purchase of domain name	(5,000)	—
Net Cash Provided by Investing Activities	6,223,136	2,040,212

Cash Flows From Financing Activities:
Repayment of notes, advances and related party payables	—	(460,000)
Net Cash (Used) by Financing Activities	—	(460,000)

Increase in cash and cash equivalents	5,788,936	1,561,649
Cash and cash equivalents at beginning of period	1,628,529	382,946
Cash and cash equivalents at end of period	$7,417,465	$1,944,595

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes	$—	$2,605,218
Unrealized gain on available-for-sale securities	$2,813,210	$5,035,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

EAT AT JOE’S LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Eat at Joe’s, Ltd. and subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

Interim Financial Statements

The unaudited financial statements as of September 30, 2014 and for the nine month periods ended September 30, 2014 and 2013 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

The Company has generated income before income taxes for the nine months ended September 30, 2014 of $5,387,533, however it had a loss from operations of $481,659. As of September 30, 2014, the Company had an accumulated deficit of $11,934,042. These conditions continue to raise substantial doubt as to the Company's ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Eat at Joe’s, LTD. and its wholly-owned subsidiaries, E.A.J. PHL Airport, Inc., a Pennsylvania corporation, E.A.J. Market East, Inc., a Nevada corporation, and E.A.J. MO, Inc., a Nevada corporation. All significant intercompany accounts and transactions have been eliminated.

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

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation and amortization thereon are eliminated from the property and related accumulated depreciation and amortization accounts, and any resulting gain or loss is credited or charged to operations.

Recent Accounting Standards

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on the Company’s results of operations or financial condition.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. The basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. The diluted and fully diluted per share for the three months ended September 30, 2014 and the three and nine months ended September 30, 2013 are the same as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Diluted net income per common share was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 594,530 and 3,571,429, common shares as of September 30, 2014 and 2013, respectively.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At September 30, 2014, the Company had cash deposits in one financial institution that were above FDIC limits of $250,000.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, inventory, prepaid expenses, prepaid stock purchase and accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014.

The Company does not have any assets or liabilities measured at fair value on a non-recurring basis.

Investment in Marketable Securities

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are purchased with the intent of selling them before they reach maturity and are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. All of the Company’s available-for-sale securities are marketable securities and have no maturity date. When sold the cost of the securities is determined using the average purchase cost of the securities. On occasion the Company will transfer some of its available for sale securities to trading securities. When this occurs the unrealized gain or loss is immediately recognized in earnings. Trading securities are purchased with the intent of selling them in the short term. Gains from the sales of such marketable securities will be utilized to fund payment of obligations and to provide working capital for operations and to finance future growth, including, but not limited to: conducting our ongoing business, conducting strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of the Company’s business plans generally.

During the period ended September 30, 2014 the Company recognized a $304,500 unrealized gain on securities transferred from available for sale to trading. No securities have been transferred from trading to available for sale. The cost basis of the Company’s available-for-sale securities as of September 30, 2014 and December 31, 2013 was $4,072,635 and $4,185,100, respectively.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:

September 30, 2014
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	(Loss)	Gain (Loss)	Value
Trading securities	$ 524,525	$ (1,866,874)	$ (1,342,349)	$ 1,858,873
Available-for-sale securities	$ 1,925,801	$ (397,600)	$ 1,528,201	$ 5,600,836

December 31, 2013
	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Fair
	Gain	(Loss)	Gain (Loss)	Value
Trading securities	$ 4,966,872	$ (6,692,643)	$ (1,725,771)	$ 1,717,438
Available-for-sale securities	$ 10,665,813	$ (7,144,642)	$ 3,521,171	$ 2,900,090

Results of operations for the nine months ended September 30, 2014 includes a gain of $483,926 on unrealized holding gains on trading securities. For the nine months ended September 30, 2014, other comprehensive income includes $2,813,210 for unrealized holding gains on available-for-sale securities.

Realized gains and losses are determined on the basis of specific identification. During the nine months ended September 30, 2014 and 2013, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	September 30, 2014	September 30, 2013
Trading securities:
Sales Proceeds	$ 8,176,418	$ 4,487,430
Gross Realized (Losses)	(74,732)	(246,915)
Gross Realized Gains	5,894,164	1,211,032
Gain (loss) on sale of marketable securities	$ 5,819,432	$ 964,117

Available-for-sale securities:	September 30, 2014	September 30, 2013
Sale Proceeds	$ -	$ -
Gross Realized Losses	-	-
Gross Realized Gains	$ -	$ -

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 1,858,873	$ 1,858,873	$ -	$ -
Available-for-sale securities	5,600,836	5,600,836	-	-
Total	$ 7,459,709	$ 7,459,709	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices.

NOTE 2 - FIXED ASSETS

Fixed assets consisted of the following at:

	September 30, 2014	December 31, 2013
Equipment	$106,861	$106,861
Furniture & fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
	385,462	385,462
Less: accumulated depreciation and amortization	(212,293)	(158,164)
Property and equipment, net	$173,169	$227,298

Depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 was $54,129 and, $54,199 respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. All expenses paid on behalf of the company have been recorded in the consolidated statements of operations for the period incurred. The advances bear interest at 6% per annum. At September 30, 2014 and December 31, 2013 $1,345,077 and $1,286,035, respectively of principle and accrued interest was due on this loan.

On September 14, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $125,000, bearing interest at 6% per annum. At September 30, 2014 and December 31, 2013, $193,167 and $184,688, respectively of principle and accrued interest was due on this loan.

On July 17, 2007, the Company acquired 3,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $465,000, bearing interest at 6% per annum. On January 8, 2008, $375,156 was paid on this note. At September 30, 2014 and December 31, 2013, $154,350 and $147,575, respectively of principle and accrued interest was due on this loan.

On August 22, 2007, the Company acquired 2,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $160,000, bearing interest at 6% per annum. At September 30, 2014 and December 31, 2013, $244,519 and $233,786, respectively of principle and accrued interest was due on this loan.

On September 20, 2007, the Company acquired 1,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $55,000, bearing interest at 6% per annum. On July 30, 2013, $49,411 was paid on this note. At September 30, 2014 and December 31, 2013, $31,969 and $30,565, respectively of principle and accrued interest was due on this loan.

On January 5, 2012, the Company acquired 3,500,000 shares of Plandai, Inc, from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $1,575,000. The note has a five year term with principle and interest due January 5, 2017. The interest rate is 6% per annum. At September 30, 2014 and December 31, 2013, $1,833,775 and $1,762,900, respectively of principle and accrued interest was due on this loan.

On February 1, 2012, the Company acquired 3,500,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $3,675,000. The note has a five year term with principle and interest due February 1, 2017. The interest rate is 6% per annum. At September 30, 2014 and December 31, 2013, $4,262,496 and $4,097,122, respectively of principle and accrued interest was due on this loan.

On May 14, 2013, the Company acquired 8,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $1,420,000. The note has a five year term with principle and interest due May 14, 2018. The interest rate is 6% per annum. At September 30, 2014 and December 31, 2013, $1,537,471 and $1,473,570, respectively of principle and accrued interest was due on this loan.

On May 21, 2013, the Company acquired 8,230,637 shares of Nuvilex, Inc. from Joseph Fiore in exchange for an unsecured demand note in the amount of $1,185,218. The note has a five year term with principle and interest due May 21, 2018. The interest rate is 6% per annum. At September 30, 2014 and December 31, 2013, $1,282,096 and $1,228,762, respectively, of principle and accrued interest was due on this loan.

Interest expense of $439,918 and $535,674 was added to the principal during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

A summary of the above related party transactions is presented below.

Related Party	Date of loan	September 30, 2014	December 31, 2013
Joseph Fiore	21-May-13	$ 1,282,096	$ 1,228,762
Berkshire Capital Management	14-May-13	1,537,471	1,473,570
Berkshire Capital Management	1-Feb-12	4,262,496	4,097,122
Berkshire Capital Management	5-Jan-12	1,833,775	1,762,900
Joseph Fiore	2010 & 2011	1,345,077	1,286,035
Berkshire Capital Management	14-Sep-07	193,167	184,688
Berkshire Capital Management	17-Jul-07	154,350	147,575
Berkshire Capital Management	22-Aug-07	244,519	233,786
Berkshire Capital Management	20-Sep-07	31,969	30,565
		10,884,920	10,445,003
Less: Current Portion		1,969,082	1,882,648
Long Term Portion		$ 8,915,838	$ 8,562,355

During the year ended December 31, 2013, Joseph Fiore forgave $301,937 of debt originally loaned to two of the Company’s subsidiaries that are no longer operating. The amount was written off to additional paid in capital.

NOTE 4 - CONVERTIBLE PREFERRED STOCK

The Series E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 594,350 common shares at September 30, 2014).
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 5 – RESTATED FINANCIAL STATEMENTS

The condensed consolidated financial statements for the nine months ended September 30, 2013 have been amended for failure to record the acquisition of marketable securities and the related notes payable, interest, and the resulting unrealized gains and losses. An analysis of the restated September 30, 2013 Statement of Operations is as follows.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013				September 30, 2013
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Revenues	$ 364,924	-		$ 364,924	$ 968,992	-		$ 968,992
Cost of revenues	130,690	-		130,690	312,312	-		312,312
Gross Margin	234,234	-		234,234	656,680	-		656,680

Operating Expenses:
Labor and related expenses	85,140	-		85,140	248,793	-		248,793
Rent	55,006	-		55,006	163,321	-		163,321
Depreciation	28,953	-		28,953	54,199	-		54,199
Other general and administrative	61,667	-		61,667	244,697	-		244,697
Total Operating Expenses	230,766	-		230,766	711,010	-		711,010
Net Operating Loss	3,468	-		3,468	(54,330)	-		(54,330)

Other Income (Expense):
Interest income	107	-		107	475	-		475
Interest expense	(30,832)	(116,335)	1	(147,167)	(96,427)	(291,796)	1	(388,223)
Unrealized gain (loss) on trading securities	(983,758)	126,657	2	(857,101)	1,023,002	(2,020,651)	2	(997,649)
Gain (loss) on sale of marketable securities	1,943,004	(1,475,185)	2	467,819	3,681,075	(2,716,958)	2	964,117
Net Other Income (Expense)	928,521	(1,464,863)		(536,342)	4,608,125	(5,029,405)		(421,280)
Net Income (Loss)	$ 931,989	(1,464,863)		$ (532,874)	$ 4,553,795	(5,029,405)		$ (475,610)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on
available-for-sale securities	154,099	2,352,341	2	2,506,440	163,579	4,872,401	2	5,035,980
Comprehensive Income	$ 1,086,088	887,478		$ 1,973,566	$ 4,717,374	(157,004)		$ 4,560,370

Income Per Common Share:	$ 0.01	-		$ (0.00)	$ 0.03	-		$ (0.00)
Income Per Common Share, Diluted:	$ 0.01	-		$ (0.00)	$ 0.03	-		$ (0.00)
Weighted Average Common Shares:
Basic	136,627,710	-		136,627,710	136,627,710	-		136,627,710
Diluted	140,199,139	-		136,627,710	140,199,139	-		136,627,710

1 – In 2012 the Company acquired 3,500,000 shares of Plandai, Inc. valued at the FMV of $1,575,000 and 3,500,000 shares of Inscor, Inc. valued at the FMV of $3,675,000 from Berkshire Capital Management. The shares were exchanged for two demand notes, bearing an interest rate of 6% per annum.

2 – The change is due to the mark to market of the new available-for-sale securities.

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

Over the next twelve months, the company will maintain operations as they currently exist. We do not anticipate the hiring of new full-time employees or the need for additional funds to satisfy cash requirements. Expansion within the current location is not viable, however management may seek to make acquisitions of established businesses, or, if a desirable location becomes available, we may elect to expand the concept. Locations would be sought in heavily trafficked areas, such as within an airport, train station, etc. We have not found any such location as of the date of this filing and no agreements are in place. We intend to utilize funds generated from available cash on hand to conduct our ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of our business plans generally.

Results of Operations for the Three Months Ended September 30, 2014 and 2013:

Results of Operations - For the three months ended September 30, 2014 the Company had a loss before income taxes of approximately $230,000 compared to approximately $533,000 for the three months ended September 30, 2013. This change is due primarily to increased general and administrative expenses of approximately $279,000, increased unrealized gains on trading securities of approximately $1,091,000 and decreased realized gains on sale of marketable securities of approximately $468,000.

Total Revenues - For the three months ended September 30, 2014 and 2013, the Company had total sales of approximately $362,000 and $365,000, respectively, for a decrease of approximately $3,000 or less than 1%. Management believes revenues will increase in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased approximately 3% as a percentage of sales during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase is attributed to higher costs of certain food items.

The cost of labor increased approximately $2,000 to $87,000 from $85,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase is a result of converting hourly employees to salaried employees to assure better customer service.

The cost of rent increase approximately 11% as a percentage of sales from 2013 to 2014. E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid varies from year to year.

General and administrative expenses increased 77% as a percentage of sales for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase can be attributed to an increase in legal and accounting expenses incurred. The Company’s legal expenses increased due to the Company’s contractual duties to reimburse expenses and legal fees to officers and directors for informal legal inquiries that the Company determined to be subject to the Company’s indemnification responsibilities under Article V111 of its By-Laws.

The unrealized gains and losses on trading securities increased approximately $1,091,000 from a loss of $857,000 for the three months ended September 30, 2013 to a gain of $234,000 for the three months ended September 30, 2014.

The realized gain from the sale of marketable securities decreased approximately $468,000 from $468,000 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013:

Results of Operations - For the nine months ended September 30, 2014 the Company had income before income taxes of approximately $5,388,000 compared to loss before income taxes of approximately $476,000 for the nine months ended September 30, 2013. This change is due primarily to increased unrealized gains on trading securities of approximately $1,482,000 and increased realized gains on sale of marketable securities of approximately $4,855,000 and partly offset by general and administrative expenses of approximately $427,000.

Total Revenues - For the nine months ended September 30, 2014 and 2013, the Company had total sales of approximately $1,091,000 and $969,000, respectively, for an increase of approximately $122,000 or 12.59%. Management believes revenues will continue to increase in the future as airport traffic increases.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased approximately 2% as a percentage of sales during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase is attributed to higher costs of certain food items.

The cost of labor increased approximately $24,000 to $273,000 from $249,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is a result of converting hourly employees to salaried employees to assure better customer service.

The cost of rent increased approximately 1% as a percentage of sales from 2013to 2014. E.A.J. PHL Airport pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid varies from year to year.

General and administrative expenses increased approximately 37% as a percentage of sales for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase can be attributed to an increase in legal and accounting expenses incurred. The Company’s legal expenses increased due to the Company’s contractual duties to reimburse expenses and legal fees to officers and directors for informal legal inquiries that the Company determined to be subject to the Company’s indemnification responsibilities under Article V111 of its By-Laws.

Interest expense increased approximately $52,000 from $388,000 during the nine months ended September 30, 2013 to $440,000 during the nine months ended September 30, 2014. This increase is due to the increase in accrued interest on notes payable.

The unrealized gains and losses on trading securities increased approximately $1,482,000 from a loss of $998,000 for the nine months ended September 30, 2013 to a gain of $484,000 for the nine months ended September 30, 2014 as a result of fluctuations in the quoted market price of the underlying securities.

The realized gain from the sale of marketable securities increased approximately $4,855,000 from $964,000 for the nine months ended September 30, 2013 to $5,819,000 for the nine months ended September 30, 2014 as a result of fluctuations in the quoted market price of the underlying securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated income before income taxes for the nine months ended September 30, 2014 of $5,387,533, however, it had a loss from operations of $481,659. As of September 30, 2014, the Company has an accumulated deficit of $11,934,042. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

The Company has met its capital requirements through the sale of its common stock, convertible preferred stock, convertible debentures, marketable securities and borrowings on related party notes payable.

Since the Company's re-activation in January 1997, the Company's principal capital requirements have been the funding of (i) the development of the Company and its 1950's diner style concept, (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein and (iii) towards the development of additional units.

During the nine months ended September 30, 2014, the Company received $8,176,418 in cash from proceeds of sales of trading securities for investing activities. Cash of $1,948,282 was used for the purchase of marketable equity securities for the nine months ended September 30, 2014. As of September 30, 2014, the company owns trading and available for sale securities valued at $7,459,709.

As of September 30, 2014, $10,884,920 in advances, notes payable and accrued interest was due to related parties.

For the nine months ended September 30, 2014 and 2013, cash flows used for operating activities were $434,200 and $18,563, respectively.

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

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Gains from the sales of such marketable securities are utilized to fund our ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of our business plans generally.

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

As of September 30, 2014, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company evaluates and assesses its internal controls and procedures regarding its financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an on-going basis.

Changes in Internal Controls Over Financial Reporting

The Company has no reportable changes to its internal controls over financial reporting for the period covered by this report.

The Company will continually enhance and test its internal controls over financial reporting on a continuing basis. Additionally, the Company’s management, under the control of its Chief Executive Officer and Chief Financial Officer, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

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
17

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAT AT JOE'S LTD. (Registrant)

DATE: November 14, 2014	By: /s/ Joseph Fiore Joseph Fiore Chief Executive Officer, Chief Financial Officer, Chairman and Secretary (Principal Executive Officer & Principal Accounting Officer)

