Form 10-K
period 2014-12-31
SPYR, Inc.
filed 2015-03-30
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 33-20111

SPYR, INC. (formerly Eat at Joe’s, Ltd.)

(Exact Name of registrant as specified in its charter)

Nevada	75-2636283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

670 White Plains Road, Ste. 120
Scarsdale, New York	10583
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (914) 725-2700

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,510,051 based on 47,772,958 non affiliate shares outstanding at $0.22 per share.

As of March 23, 2015, there were 150,127,710 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 172,414 common shares), par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

2

SPYR, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

ITEM 1. BUSINESS

General

The primary focus of the business of SPYR, Inc. (the “Company”) is digital publishing & advertising and the development of mobile applications & games. The Company also owns and operates an “American Diner” theme restaurant called “Eat at Joe’s (R).”

During the fourth quarter of 2014, the Company changed the focus of its business from that of a restaurant developer, owner and operator to digital publishing & advertising and the development of mobile applications & games. In doing so, the Company put new management in place, acquired Franklin Networks, Inc. (“Franklin”) and changed its name from Eat at Joe’s, Ltd. to SPYR, Inc. Franklin is primarily engaged in the business of monetizing various digital and internet media platforms. Through Franklin, the Company owns and monetizes eight websites catering to a broad audience and covering a wide range of topics, including food, fitness, nutrition, beauty, fashion, parenting and travel. The Company is dedicated to identifying innovative digital ideas and projects that will provide consistent returns for investors who embrace the promise of the growing digital frontier.

Management is working to effectively combine strategic thinking, creative talent, and technological savvy and strict corporate governance in order to uniquely position the Company to capitalize on a wide variety of exciting digital opportunities without being limited by any single industry or platform. Operating under the belief that anything worth doing is worth doing right, the Company is backed by strong and experienced leaders that have a deep knowledge of digital trends and unmatched business acumen.

The Company also owns and operates one theme restaurant located in the Philadelphia International Airport.

The Company’s common stock is traded on the National Association of Security Dealers, Inc. (the “NASD’s”) OTC Bulletin Board Under the symbol “SPYR.”

History

The Company was incorporated as Conceptualistics, Inc., on January 6, 1988, in Delaware as a wholly owned subsidiary of Halter Venture Corporation ("HVC"), a publicly-owned corporation (now known as Debbie Reynolds Hotel and Casino, Inc.). In 1988, HVC divested itself of approximately 14% of its holdings in the Company by distributing 1,777,000 shares of the issued and outstanding stock of the Company to its shareholders. The then majority shareholder of HVC became the majority shareholder of the Company. Its authorized capital stock is 50,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

During the period from September 30, 1988 to March 1, 1990, the Company remained in the development stage while attempting to enter the mining industry. The Company was unsuccessful in this start up effort and all activity ceased during 1992 as a result of foreclosure on various loans in default and/or abandonment of all assets. Subsequently, the Company did not engage in any business activities up to January, 1997.

On January 1, 1997, the Shareholders adopted a plan of reorganization and merger between the Company and E. A. J. Holding Corp. Inc. (“Hold”) to be effective on or before January 31, 1997. Under the plan, the Company acquired all the issued and outstanding shares of “Hold,” a Delaware corporation making “Hold” a wholly owned subsidiary of the Company for 5,505,000 common shares of the Company. Since that time “Hold” has been dissolved.

On December 16, 2014, the Company amended it articles of incorporation and changed its domicile to Nevada.

On February 23, 2015 the Company entered into a material definitive agreement whereby, the Company issued an aggregate of 2.5 million shares of the its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin. By virtue of the agreement, the Company acquired the assets and business of Franklin including, but not limited to: employment contracts, consulting contracts, customer lists, customer relationships, trade secrets, trade designs, technical expertise, know how, proposals, internet web domains, internet web sites, trade names, and other intellectual property, and contractual relationships with Ad Service providers.

In February 2015, pursuant to the approval of the Company’s Board of Directors and shareholders, the Company amended its Articles of Incorporation to change its name from Eat at Joe’s, Ltd. to SPYR, Inc. The Financial Industry Regulatory Authority (FINRA) processed the Company’s name change and assigned the new ticker symbol “SPYR” effective March 12, 2015.

The Company has the following wholly owned subsidiaries:

•	E.A.J.: PHL, Airport Inc. a Pennsylvania corporation;
•	E.A.J. Market East, Inc., a Nevada corporation;
•	E.A.J. MO, Inc., a Nevada corporation; and
•	Franklin Networks, Inc., a Tennessee corporation.

Each of the E.A.J. subsidiaries was organized to operate a single restaurant. The Company presently owns and operates one theme restaurant located in Philadelphia, Pennsylvania, operated under the subsidiary E.A.J.: PHL, Airport Inc. The other two “E.A.J.” subsidiaries are dormant.

Through its wholly-owned subsidiary, Franklin, the Company currently owns and monetizes eight websites catering to a broad audience and covering a wide range of topics, including food, fitness, nutrition, beauty, fashion, parenting and travel. The Company is dedicated to identifying the innovative digital ideas and projects that will provide consistent returns for investors who embrace the promise of the growing digital frontier.

All administrative activities of the Company have been conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583. Beginning May 2015, administrative activities will be conducted from the Company’s new corporate headquarters located at 4643 South Ulster Street, Suite 1510, Denver, Colorado.

OPERATING LOSSES

The Company has incurred net losses from operations of approximately $4,190,000 and $58,000 for the years ended December 31, 2014 and 2013, respectively. Such operating losses reflect developmental and other administrative costs for 2014 and 2013. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

Revenues are not yet sufficient to support the Company’s operating expenses and are not expected to reach such levels until the Company implements a plan of expansion. The Company may seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

COMPETITION

The Company faces competition from a wide variety of restaurants and participants in the digital media industry, many of which have substantially greater financial, marketing and technological resources than the Company.

EMPLOYEES

As of December 31, 2014, the Company had approximately 10 employees, none of whom is represented by a labor union.

ITEM 1A. RISK FACTORS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

All administrative activities of the Company have been conducted by corporate officers from our business office located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583. Beginning May 2015, administrative activities will be conducted from the Company’s new headquarters located at 4643 South Ulster Street, Suite 1510, Denver, Colorado.

The Company leases approximately 2,314 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to a lease dated January 31, 2015. The lease period will commence upon substantial completion of the tenant improvements which is estimated to be May 1, 2015 and expires July 31, 2020. Under the lease, the Company will pay annual base rent on an escalating scale ranging from $63,635 to $68,263.

The Company’s wholly-owned subsidiary E.A.J.: PHL, Airport Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated July 6, 2010. E.A.J.: PHL, Airport Inc. pays $14,000 per month basic rent plus 20% of gross revenues above $1,200,000 under the lease that expires April 30, 2017.

ITEM 3. LEGAL PROCEEDINGS

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s Common Stock is traded on the NASD’s OTC Bulletin Board under the symbol “SPYR.” The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
2014
First Quarter	$0.35	$0.03
Second Quarter	$0.29	$0.19
Third Quarter	$0.23	$0.13
Fourth Quarter	$0.30	$0.10
2013
First Quarter	$0.01	$0.01
Second Quarter	$0.04	$0.04
Third Quarter	$0.04	$0.03
Fourth Quarter	$0.04	$0.03

DIVIDENDS

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2014 was approximately 1,123.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations - SPYR, Inc. intends to maintain its restaurant operations as they currently exist and does not anticipate the hiring of new full-time employees or the need for additional funds to satisfy cash requirements for the restaurant operation.

The Company intends to utilize funds generated from available cash on hand to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of our business plans generally. Through its wholly-owned subsidiary, Franklin, the Company plans to expand its internet and digital holdings and operations by exploring opportunities for additional acquisitions in the digital media realm, including additional websites to expand its digital publishing presence, and entering the areas of mobile application and game development, all of which will be used to support our digital advertising and monetization efforts.

The Company may also decide to diversify, through acquisition or otherwise, in other unrelated business areas if opportunities present themselves.

COMPARISON OF 2014 TO 2013

Results of Operations - For the year ended December 31, 2014 the Company had income before income taxes of approximately $3,231,000 compared to a loss of approximately $1,201,000 for the year ended December 31, 2013. This change is due primarily to realized and unrealized gains on the sale of marketable securities of approximately $7,996,000 and increased general and administrative expenses of approximately $4,196,000.

Total Revenues - For the years ended December 31, 2014 and 2013, the Company had total sales of approximately $1,451,000 and $1,319,000, respectively, for an increase of approximately $132,000 or 10%. Management believes that restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of revenues, which include the costs of food, beverage, and kitchen supplies increased approximately 1% as a percentage of sales for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is attributed to increasing costs of certain food items.

The cost of labor stayed relatively flat increasing approximately $1,000 to $333,000 from $332,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013. The cost of labor is expected to increase in 2015 as a result of administrative compensation agreements beginning February 1, 2015.

The cost of rent increased approximately 2% as a percentage of sales from 2013 to 2014. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. Rent expense for 2015 will increase by approximately $27,000, due to the additional lease for administrative offices in Denver, Colorado.

General and administrative expenses increased approximately $4,196,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase can be attributed primarily to marketing and promotional expenses and professional fees. During 4th quarter 2014 the Company spent approximately $2,261,000 in marketing and promotional fees for a company awareness campaign. The marketing fees were paid to a company owned by Mark McGarrity, who subsequently became a minority shareholder and Chief Information Officer of the Company. The Company’s professional fees increased by approximately $1,848,000 of which, $1,372,500 is due to employment agreement signing bonuses to hire two executive officers and $475,500 is for legal fees paid pursuant to the Company’s contractual duties to reimburse expenses and legal fees to officers and directors for informal legal inquiries that the Company determined to be subject to the Company’s indemnification responsibilities under Article VIII of its By-Laws.

Interest expense increased approximately $51,000 from $536,000 for the year ended December 31, 2013 to $587,000 for the year ended December 31, 2014. This increase is due to accrued interest on notes payable to related parties. The notes payable were settled in full as of December 31, 2014 and management does not anticipate further borrowing during 2015.

The Company had unrealized gains on trading securities of approximately $2,007,000 as of December 31, 2014 compared to unrealized losses of $1,726,000 for the year ended December 31, 2013. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company realized gains from the sale of marketable securities of approximately $5,989,000 for the year ended December 31, 2014, compared to realized gains of approximately $1,118,000 for the year ended December 31, 2013. Realized gains and losses are the difference between the selling prices and purchase costs of the underlying securities.

As of December 31, 2014, the Company had deferred tax assets arising from net operating loss carry-forwards, unrealized losses on marketable securities and deductible temporary differences of approximately $2,700,000 compared to approximately $4,900,000 in deferred tax assets at December 31, 2013. During 2014, the Company used approximately $1,700,000 of its net operating loss carry-forwards and $500,000 in deductible temporary differences.

Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $1,068,000 against these potential future tax benefits.

The provision for income taxes for 2014 and 2013 was $1,040,000 and $179,000, respectively and reflects the establishment of the valuation allowance and removal of deferred tax assets from the December 31, 2014 consolidated balance sheet. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated income before income taxes for the year ended December 31, 2014 of approximately $3,231,000 and it had a loss from operations of approximately $4,190,000. As of December 31, 2014, the Company had current assets of approximately $13,101,000, which included cash and cash equivalents of approximately $6,994,000, and marketable securities of approximately $6,027,000. While the Company believes it has sufficient cash and cash equivalents to carryout is operating plans for the next twelve to twenty-four months, there can be no assurance the Company will be able to successfully execute its plans at the anticipated level or that additional debt or equity financing will not be needed, or will be available on terms acceptable to the Company.

The Company has met its capital requirements through the sale of its common stock, convertible preferred stock, convertible debentures, marketable securities and borrowings on related party notes payable.

Since the Company's re-activation in January 1997, the Company's principal capital requirements have been the funding of: (i) the development of the Company and its 1950's diner style concept; (ii) the construction of its existing units and the acquisition of the furniture, fixtures and equipment therein; and (iii) towards the development of additional units.

Operating Activities - For the year ended December 31, 2014, the Company used cash for operating activities of $2,860,437. For the year ended December 31, 2013, the Company generated cash from operating activities of $7,889.

Investing Activities - During the year ended December 31, 2014, the Company received $8,579,373 in cash proceeds from sales of marketable securities and used cash of $1,948,285 for the purchase of marketable securities. During the year ended December 31, 2013, the Company received $5,365,534 in cash proceeds from sales of marketable securities and used cash of $3,665,612 for the purchase of marketable securities and issued notes payable to related parties to acquire marketable securities valued at $2,605,218. As of December 31, 2014, the Company owns marketable securities valued at $6,026,780.

Financing Activities - During the year ended December 31, 2014, the Company entered into two separate stock purchase agreements completing sales of its restricted common shares to two private accredited investors. The Company sold a total of 4,000,000 shares of restricted common stock at a price of $0.40 per share for an aggregate amount of $1,600,000 received by the Company. In addition, the Company settled notes payable and accrued interest due to related parties totaling $11,032,297. Pursuant to the settlement agreement, the Company issued 107,636 shares of its newly created Class A Preferred Stock in settlement of $10,763,611 in debt and accrued interest and $268,686 in accrued interest was forgiven. During the year ended December 31, 2013, the Company made cash repayment of $460,000 on notes payable to related parties.

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

The Company is subject to various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

The Company recognizes deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.

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

Recently Enacted and Proposed Regulatory Changes - Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause the Company to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for the Company to obtain certain types of insurance, including directors and officers liability insurance, and the Company may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. The Company is presently evaluating and monitoring developments with respect to these new and proposed rules, and it cannot predict or estimate the amount of the additional costs it may incur or the timing of such costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SPYR, Inc. and Subsidiaries (formerly Eat At Joe’s, Ltd.)

We have audited the accompanying consolidated balance sheet of SPYR, Inc. and Subsidiaries (formerly Eat at Joe’s, Ltd.) (the “Company”) as of December 31, 2014 and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPYR, Inc. and Subsidiaries (formerly Eat at Joe’s, Ltd.) as of December 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 30, 2015

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

SPYR, Inc. and Subsidiaries (formerly Eat at Joe’s, Ltd.)

We have audited the accompanying consolidated balance sheet of SPYR, Inc. and Subsidiaries (formerly Eat at Joe’s, Ltd.) (a Nevada corporation) as of December 31, 2013 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPYR, Inc. and Subsidiaries (formerly Eat at Joe’s, Ltd.) as of December 31, 2013 and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

April 14, 2014

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S, LTD)
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$ 6,994,180	$ 1,628,529
Inventory	14,499	16,500
Prepaid expenses and other current assets	65,090	18,572
Prepaid stock purchase	-	43,750
Trading securities, at market value	6,026,780	1,717,436
Available-for-sale securities	-	2,900,090
Deferred income taxes - current	-	758,000
Total Current Assets	13,100,549	7,082,877

Property and equipment, net	155,250	227,298
Other assets	20,000	15,000
Deferred income taxes – non-current	-	282,000
TOTAL ASSETS	$ 13,275,799	$ 7,607,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$ 72,550	$ 39,378
Related party accounts payable	270,000	-
Related party notes payable	-	1,882,648
Total Current Liabilities	342,550	1,922,026

Non-current related party notes payable	-	8,562,355
Total Liabilities	342,550	10,484,381

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 and 0 Series A shares issued and outstanding
as of December 31, 2014 and 2013	11	-
20,000 Series E shares issued and outstanding
as of December 31, 2014 and 2013	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized
140,627,710 and 136,627,710 shares issued and outstanding
as of December 31, 2014 and 2013	14,063	13,663
Common stock issuable, 5,500,000 shares	987,500	-
Additional paid-in capital	26,681,601	14,049,715
Cummulative unrealized loss on available-for-sale securities	-	(1,285,009)
Accumulated deficit	(14,749,928)	(15,655,577)
Total Stockholders’ Equity (Deficit)	12,933,249	(2,877,206)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 13,275,799	$ 7,607,175

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S, LTD)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013

Revenues	$ 1,450,887	$ 1,318,952
Cost of sales	510,089	442,174
Gross Margin	940,798	876,778

Expenses
Labor and related expenses	332,669	331,899
Rent	253,819	215,729
Depreciation and amortization	72,048	72,394
Marketing and promotional - related party	2,260,850	-
Professional fees	1,947,608	99,861
Other general and administrative	263,653	214,842
Total Operating Expenses	5,130,647	934,725
Operating Loss	(4,189,849)	(57,947)

Other Income (Expense)
Interest and dividend income	11,209	584
Interest expense - related party	(587,294)	(535,674)
Unrealized gain (loss) on trading securities	2,007,374	(1,725,771)
Gain on sale of marketable securities	5,989,218	1,117,705
Total Other Income (Expense)	7,420,507	(1,143,156)

Income (Loss) Before Income Taxes	3,230,658	(1,201,103)
Provision for income taxes	(1,040,000)	(179,000)
Net Income (Loss)	2,190,658	(1,380,103)

Other Comprehensive Income
Unrealized gain on available-for-sale securities	-	3,521,171
Total Comprehensive Income	$ 2,190,658	$ 2,141,068

Earnings (Loss) Per Share:
Basic	$ 0.02	$ (0.01)
Diluted	$ 0.01	$ (0.01)

Weighted Average Common Shares
Basic	136,649,628	136,627,710
Diluted	164,052,726	136,627,710

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S, LTD)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

									Cummulative
	Preferred Stock						Common	Additional	Unrealized
	Class A		Class E		Common Stock		Stock	Paid-in	Gains (Losses)	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	on Securities	Deficit	Total
Balance at December 31, 2012	$ -	$ -	20,000	$ 2	136,627,710	$ 13,663	$ -	$ 13,747,778	$ (4,806,180)	$(14,275,474)	$ (5,320,211)

Forgiveness of related party debt	-	-	-	-	-	-	-	301,937	-	-	301,937
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	-	-	3,521,171	-	3,521,171
Net income for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	(1,380,103)	(1,380,103)
Balance at December 31, 2013	-	-	20,000	2	136,627,710	13,663	-	14,049,715	(1,285,009)	(15,655,577)	(2,877,206)

Common stock issued for cash at $0.40 per share	-	-	-	-	4,000,000	400	-	1,599,600	-	-	1,600,000
Preferred stock issued in settlement of related party debt	107,636	11	-	-	-	-	-	10,763,600	-	-	10,763,611
Forgiveness of accrued interest on related party debt	-	-	-	-	-	-	-	268,686	-	-	268,686
Transfer of unrealized gain on available-for-sale securities to trading securities	-	-	-	-	-	-	-	-	1,285,009	(1,285,009)	-
Common stock issuable for employee signing bonuses	-	-	-	-	-	-	987,500	-	-	-	987,500
Net income for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	2,190,658	2,190,658
Balance at December 31, 2014	107,636	$ 11	20,000	$ 2	140,627,710	$ 14,063	$ 987,500	$ 26,681,601	$ -	$(14,749,928)	$ 12,933,249

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S, LTD)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss) for the period	$ 2,190,658	$ (1,380,103)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	72,048	72,394
Non-cash interest on notes payable, related parties	587,294	535,674
Common stock issuable for employee signing bonuses	987,500	-
Unrealized (gain) loss on trading securities	(2,007,374)	1,725,771
Gain on sale of marketable securities	(5,989,218)	(1,117,705)
Deferred income tax expense	1,040,000	179,000
Decrease (increase) in inventory	2,001	(3,100)
Decrease (increase) in prepaid expense and other current assets	(46,518)	37
Increase (decrease) in accounts payable and accrued liabilities	33,172	(4,079)
Increase in related party accounts payable	270,000	-
Net Cash Provided by (Used in) Operating Activities	(2,860,437)	7,889

Cash Flows From Investing Activities:
Purchases of trading securities	(1,402,035)	(528,112)
Purchases of available-for-sale securities	(590,000)	(93,750)
Prepayment on purchase of available-for-sale securities	43,750	(3,043,750)
Proceeds from sale of trading securities	8,579,373	5,365,534
Purchase of property and equipment	-	(2,228)
Purchase of domain name	(5,000)	-
Net Cash Provided by Investing Activities	6,626,088	1,697,694

Cash Flows From Financing Activities:
Proceeds from sale of common stock	1,600,000	-
Repayment of notes, advances and related party payables	-	(460,000)
Net Cash Provided by (Used in) Financing Activities	1,600,000	(460,000)

Increase in cash and cash equivalents	5,365,651	1,245,583
Cash and cash equivalents at beginning of period	1,628,529	382,946
Cash and cash equivalents at end of period	$ 6,994,180	$ 1,628,529

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$ -	$ 73,974
Income taxes paid during the period	$ -	$ -
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Marketable securities acquired through related party notes	$ -	$ 2,605,218
Preferred stock issued to settle related party debt and accrued interest	$ 10,763,611	$ -
Forgiveness of accrued interest and principal on related party debt	$ 268,686	$ 301,937
Unrealized gain on available-for-sale securities	$ -	$ 3,521,171
Transfer of available-for-sale securities to trading securities	$ 4,775,099	$ -
Unrealized gain on available-for-sale securities	$ 1,285,009	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES (FORMERLY EAT AT JOE’S, LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2014 AND 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for SPYR, Inc. and subsidiaries (the “Company”) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Organization

The Company was incorporated as Conceptualistics, Inc. on January 6, 1988 in Delaware as a wholly owned subsidiary of Halter Venture Corporation ("HVC"), a publicly-owned corporation (now known as Debbie Reynolds Hotel and Casino, Inc.). In 1988, HVC divested itself of approximately 14% of its holdings in the Company by distributing 1,777,000 shares of the issued and outstanding stock of the Company to its shareholders. The then majority shareholder of HVC became the majority shareholder of the Company. Its authorized capital stock is 50,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

During the period from September 30, 1988 to March 1, 1990, the Company remained in the development stage while attempting to enter the mining industry. The Company was unsuccessful in this start up effort and all activity ceased during 1992 as a result of foreclosure on various loans in default and/or abandonment of all assets. Subsequently, the Company did not engage in any business activities up to January, 1997.

On January 1, 1997, the Shareholders adopted a plan of reorganization and merger between the Company and E. A. J. Holding Corp. Inc. (“Hold”) to be effective on or before January 31, 1997. Under the plan, the Company acquired all the issued and outstanding shares of “Hold,” a Delaware corporation making “Hold” a wholly owned subsidiary of the Company for 5,505,000 common shares of the Company. Since that time “Hold” has been dissolved.

On December 16, 2014, the Company amended it articles of incorporation and changed its domicile to Nevada.

In February 2015, pursuant to the approval of the Company’s Board of Directors and shareholders, the Company changed its name from Eat at Joe’s, Ltd. to SPYR, Inc. and adopted a new ticker symbol “SPYR” effective March 12, 2015.

Nature of Business

The Company owns and operates a theme restaurant styled in an “American Diner” atmosphere.

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, E.A.J.: PHL Airport Inc., a Pennsylvania corporation, E.A.J. Market East, Inc., a Nevada corporation, and E.A.J. MO, Inc., a Nevada corporation. All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories consist of food, paper items and related materials and are stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

The Company generates revenue from the sale of food and beverage through its restaurants. Revenue is recognized upon purchase of products and receipt of payment from customers.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 “Accounting for Income Taxes,” which requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. The basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

Diluted net income per common share for the year ended December 31, 2014 was calculated based on an increased number of shares that would be outstanding assuming that the preferred shares were converted to 27,403,099 (Class A - 26,909,028, Class E - 494,071) common shares as of December 31, 2014.

The basic and fully diluted shares for the year ended December 31, 2013 are the same because the inclusion of the potential shares (Class E – 3,225,806) would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2013.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management affected fixed asset impairment analysis, amounts of potential liabilities and valuation of issuance of equity securities. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions, in the form of demand deposits. At December 31, 2014, the Company had cash deposits in two financial institutions that were above FDIC limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these two financial institutions.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, inventory, prepaid expenses, and accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

The Company’s trading securities are measured at fair value using level 1 fair values.

Reclassifications

Certain financial position and financial results in 2013, including accounts receivable, security deposits, merchant fees, professional fees and other general and administrative expenses have been reclassified to conform to the current year presentation. Such reclassification did not change the reported total assets or net loss during 2013.

In presenting the Company’s consolidated balance sheet as of December 31, 2013, the Company combined accounts receivable of $1,093 that were previously separately stated, with prepaid expenses and other current assets, and reclassified security deposits of $15,000 as other assets.

In presenting the Company’s consolidated statement of operations for the year ended December 31, 2013, the Company reclassified merchant fees of $12,088, that were previously reflected as net revenues, to other general and administrative expenses and professional fees of $99,861, that were previously combined with other general and administrative expenses, have been separately stated.

Marketing and Promotional – Related Party

Marketing and promotional costs are expensed as incurred and included as a separate line item on the consolidated statements of operations and comprehensive income. Marketing and promotional expense was $2,260,850 for the year ended December 31, 2014. Included in the marketing and promotional costs were costs of e-mail marketing design and implementation, e-mail infrastructure campaign, digital advertising campaign, advertising sonar, purchase of Google ad words, image design, marketing campaign and direct placement ads.

There were no Marketing and promotional costs for the year ended December 31, 2013. As of December 31, 2014, there were no capitalized advertising costs on the balance sheet. The amounts were paid to an entity owned by a minority shareholder who subsequently became our Chief Information Officer (see Note 4.)

Segment Information and Reporting

The Company operated in one segment during 2014, but concurrent with the acquisition of Franklin Networks, Inc. (see Note 9), the Company will report the operations of two segments going forward.

NOTE 2 - INVESTMENT IN MARKETABLE SECURITIES

The Company’s securities investments that are bought and held for an indefinite period of time are classified as available-for-sale securities. Available-for-sale securities are purchased with the intent of selling them before they reach maturity and are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The Company’s available-for-sale securities are marketable securities and have no maturity date. When sold the cost of the securities is determined using the average purchase cost of the securities and the difference is recorded as a realized gain or loss. The Company will transfer some of its available for sale securities to trading securities. When this occurs the unrealized gain or loss is immediately recognized in earnings. Trading securities are purchased with the intent of selling them in the short term. Trading securities are recorded at market value and the difference between market value and cost of the securities is recorded as an unrealized gain or loss in the statement of operations. Gains from the sales of such marketable securities will be utilized to fund payment of obligations and to provide working capital for operations and to finance future growth, including, but not limited to: conducting our ongoing business, conducting strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of the Company’s business plans generally.

During the year ended December 31, 2014, unrealized gain on trading securities included in results of operations resulting from transfers of securities from the available for sale category into the trading category were $1,285,009. As of December 31, 2014 all of the Company’s investments in marketable securities were classified as trading securities.

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Investments in securities are summarized as follows:

December 31, 2014
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gain	(Loss)	Value
Trading securities	$ 7,130,688	$ 2,063,103	$ (3,167,011)	$ 6,026,780

December 31, 2013
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gain	(Loss)	Value
Trading securities	$ 3,543,711	$ 67,841	$ (1,894,116)	$ 1,717,436
Available-for-sale securities	$ 4,185,099	$ -	$ (1,285,009)	$ 2,900,090

Results of operations for the year ended December 31, 2014 includes a gain of $2,007,374 on unrealized holding gains on trading securities, which includes $1,285,009 for unrealized holding gains on available-for-sale securities that existed at December 31, 2013 and were subsequently transferred to trading securities.

Realized gains and losses are determined on the basis of specific identification. During the years ended December 31, 2014 and 2013, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	December 31, 2014	December 31, 2013

Sales proceeds	$8,579,373	$5,365,534
Gross realized (losses)	(74,732)	(3,522,139)
Gross realized gains	6,063,950	4,639,844
Gain on sale of marketable securities	$5,989,218	$1,117,705

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 6,026,780	$ 6,026,780	$ -	$ -
Money market funds	673,281	673,281	-	-
Total	$ 6,700,061	$ 6,700,061	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 1,717,436	$ 1,717,436	$ -	$ -
Money market funds	97,356	97,356	-	-
Available-for-sale securities	2,900,090	2,900,090	-	-
Total	$ 4,714,882	$ 4,714,882	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Equipment	$106,861	$106,861
Furniture & fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
	385,462	385,462
Less: accumulated depreciation and amortization	(230,212)	(158,164)
Property and Equipment, Net	$155,250	$227,298

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $72,048 and, $72,394 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. All expenses paid on behalf of the Company have been recorded in the consolidated statements of operations for the period incurred. The advances are unsecured, bear interest at 6% per annum and due upon demand. At December 31, 2013 $1,286,035 of principal and accrued interest was due on this loan. As of December 31, 2014, the balance due of principal and accrued interest on this note has been satisfied through a combination of the issuance of preferred stock and the forgiveness of accrued interest. See below.

In 2007, the Company acquired a total of 7,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for an unsecured, demand note in the aggregate of $805,000, bearing interest at 6% per annum. At December 31, 2013 $596,614 of principal and accrued interest was due on these notes. As of December 31, 2014, the balance due of principal and accrued interest on these notes has been satisfied through the issuance of preferred stock. See below.

On January 5, 2012, the Company acquired 3,500,000 shares of Plandai, Inc. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $1,575,000. The note has a five year term with principal and interest due January 5, 2017. The interest rate is 6% per annum. At December 31, 2013 $1,762,900 of principal and accrued interest was due on this loan. As of December 31, 2014, the balance due of principal and accrued interest on this note has been satisfied through the issuance of preferred stock. See below.

On February 1, 2012, the Company acquired 3,500,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $3,675,000. The note has a five year term with principal and interest due February 1, 2017. The interest rate is 6% per annum. At December 31, 2013 $4,097,122 of principal and accrued interest was due on this loan. As of December 31, 2014, the balance due of principal and accrued interest on this note has been satisfied through the issuance of preferred stock. See below.

On May 14, 2013, the Company acquired 8,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $1,420,000. The note has a five year term with principal and interest due May 14, 2018. The interest rate is 6% per annum. At December 31, 2013 $1,473,570 of principal and accrued interest was due on this loan. As of December 31, 2014, the balance due of principal and accrued interest on this note has been satisfied through the issuance of preferred stock. See below.

On May 21, 2013, the Company acquired 8,230,637 shares of Nuvilex, Inc. from Joseph Fiore in exchange for an unsecured demand note in the amount of $1,185,218. The note has a five year term with principal and interest due May 21, 2018. The interest rate is 6% per annum. At December 31, 2013 $1,228,762 of principal and accrued interest was due on this loan. As of December 31, 2014 the balance due of principal and accrued interest on this note has been satisfied through the issuance of preferred stock. See below.

Interest expense of $587,294 and $535,674 was added to the principal during the year ended December 31, 2014 and the year ended December 31, 2013 respectively.

On December 31, 2014, the Company entered in an agreement to settle all of its outstanding notes payable and accrued interest due to related parties, which as of that date totaled $11,032,297. Pursuant to the settlement agreement, the Company issued 107,636 shares of its newly created Class A Preferred Stock in settlement of $10,763,611 in debt and accrued interest and $268,686 in accrued interest was forgiven. See Note 8.

A summary of the above related party transactions is presented below.

Related Party	Date of loan	December 31, 2014	December 31, 2013
Joseph Fiore	May 21, 2013	$ -	$ 1,228,762
Berkshire Capital Management	May 14, 2013	-	1,473,570
Berkshire Capital Management	February 1, 2012	-	4,097,122
Berkshire Capital Management	January 5, 2012	-	1,762,900
Joseph Fiore	2010 & 2011	-	1,286,035
Berkshire Capital Management	2007	-	596,614
		-	10,445,003
Less: Current Portion		-	1,882,648
Long Term Portion		$ -	$ 8,562,355

During the year ended December 31, 2013, Joseph Fiore forgave $301,937 of debt originally loaned to two of the Company’s subsidiaries that are no longer operating. The Company accounted the forgiveness of the debt as an addition to paid in capital.

During the year ended December 31, 2014, Joseph Fiore forgave $268,686 of accrued interest on notes payable to him. The Company accounted the forgiveness of the accrued interest as an addition to paid in capital.

During 2014 the Company paid approximately $2,261,000 in marketing and promotional fees to a company owned by Mark McGarrity. $270,000 of the $2,261,000 was still outstanding as of December 31, 2014 and has been reported as related party accounts payable on the accompanying balance sheet. Mark McGarrity became a minority shareholder though the purchase of 2,000,000 shares at $.040 per share on December 29, 2014. See Note 7.

February 23, 2015, the Company acquired Franklin Networks, Inc. from Mark McGarrity and another minority shareholder. Subsequently, on March 2, 2015, Mr. McGarrity was hired as Chief Information Officer of the Company. See Note 9.

NOTE 5 - INCOME TAXES

The provision for income taxes is as follows:

	December 31,
	2014	2013
Federal:
Current	$—	$—
Deferred	1,040,000	179,000
	1,040,000	179,000
State:
Current	—	—
Deferred	—	—
	—
Provision for Income Taxes	$1,040,000	$179,000

A reconciliation of the provision for income taxes computed using the US statutory federal income tax rate is as follows:

	December 31,
	2014	2013
Tax provision at US statutory federal income tax rate	$1,098,000	$(408,000)
State income tax, net of federal benefit	—	—
Depreciation	18,000	16,000
Related party accrued interest	(282,000)	182,000
Gains & losses on marketable securities	(691,000)	629,000
Stock based compensation	336,000	—
Net operating losses carry forwards	845,000	383,000
Change in valuation allowances	(284,000)	(623,000)
Provision for Income Taxes	$1,040,000	$179,000

The significant components of the Company’s deferred tax assets were:

	December 31,
	2014	2013
Deferred Tax Assets:
Net operating loss carry forward	$334,000	$912,000
Unrealized losses on marketable securities	375,000	630,000
Stock based compensation	336,000	—
Depreciation and other	23,000	—
Related party accrued interest	—	282,000
	1,068,000	1,824,000
Less valuation allowance	(1,068,000)	(784,000)
Net Deferred Tax Asset	$—	$1,040,000
24

Deferred tax assets and liabilities reflect the effects of tax losses, credits and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company’s net operating loss carry forward for income tax purposes as of December 31, 2014 was approximately $529,000 and may be offset against future taxable income through 2032. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is generally no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2011. However, as of December 31, 2014, the years subsequent to 2011 remain open and could be subject to examination by tax authorities including the U.S. Internal Revenue Service and major state and local tax jurisdictions in the United States.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “General and administrative expenses.”

As of December 31, 2014, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties, nor did the Company recognized any interest or penalties expense related to unrecognized tax benefits during the years ended December 31, 2014 or 2013.

NOTE 6 - RENT AND LEASE EXPENSE

The Company leases approximately 2,314 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to a lease dated January 31, 2015. The lease period will commence upon substantial completion of the tenant improvements which is estimated to be May 1, 2015 and expires July 31, 2020. Under the lease, the Company will pay annual base rent beginning August 1, 2015 on an escalating scale ranging from $63,635 to $68,263.

The Company’s wholly-owned subsidiary E.A.J.: PHL, Airport Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania, pursuant to a lease dated July 6, 2010. E.A.J.: PHL, Airport Inc. pays $14,000 per month basic rent, plus percentage rent equal to 20% of gross revenues above $1,200,000, under the lease, which expires April 30, 2017.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Amount
2015	$194,515
2016	232,117
2017	121,275
2018	66,431
2019	67,588
Thereafter	39,820
Total Five Year Minimum Lease Payments	$721,746

Rent expense for the years ended 2014 and 2013 was $253,819 and $215,729, respectively. In addition to the minimum basic rent, rent expense also includes approximately $3,400 per month for other items charged by the landlord in connection with rent.

NOTE 7 - COMMON STOCK TRANSACTIONS

On December 29, 2014 the Company entered into two separate stock purchase agreements completing sales of its restricted common shares to two private accredited investors. The Company sold a total of 4,000,000 shares of restricted common stock at a price of $0.40 per share for an aggregate amount of $1,600,000 received by the Company. One of the two purchasers of these shares, Mark McGarrity, became our chief information officer subsequent to year end. No underwriting commissions or fees were involved.

In December 2014 the Company entered into an employment agreement with two officers effective February 2015. As part of the agreement, the Company agreed to issue a total of 5,500,000 shares of the Company’s restricted common stock as a form of signing bonus. The Company determined that it was contractually obligated to issue the 5,500,000 signing bonus shares at December 31, 2014 and as a result, recorded its fair value of $987,500 in the accompanying 2014 statement of operations and comprehensive income as part of professional fees. The shares issuable were valued at the date of the respective agreements. See Note 8 for further details.

NOTE 8 - PREFERRED STOCK

On December 31, 2014, the Company entered in an agreement to settle all of its outstanding notes payable and accrued interest due to related parties, which as of that date totaled $11,032,297. Pursuant to the settlement agreement, the Company issued 107,636 shares of its newly created Class A Preferred Stock in settlement of $10,763,611 in debt and accrued interest. See Note 4.

The Class A Preferred Stock carries the following rights and preferences;

Dividends

The Company shall, in its discretion, determine when and if dividends will be paid on the Class A Preferred Shares, and whether it will be paid in cash, shares of Common Stock, or a combination of both. All Class A Preferred Stockholders shall be treated the same with respect to the payment of dividends. In the event the Company elects to pay a portion or all of the dividends on the Class A Preferred Stock by issuing shares of the Company's Common Stock, the shares of common stock issued as dividends will be restricted, unregistered shares, and will be subject to the same transfer restrictions that apply to the shares of Class A Preferred Stock. The dividend is payable as may be determined by the Board of Directors, out of funds legally available therefor. The Class A Preferred Stock will have priority as to dividends over the Common Stock.

Voting Rights

The holders of the Class A Preferred Stock shall vote for the election of directors, and shall have full voting rights, except that each Class A Preferred share shall entitle the holder to exercise ten thousand (10,000) votes for each one (1) Class A Preferred Share held.

Redemptive Rights

The Class A Preferred Stock shall not be redeemable.

Conversion Rights

The holders of the Class A Preferred Stock will be entitled at any time to convert their shares of Class A Preferred Stock into shares of the Company's Common Stock at the rate of one (1) share of Class A Preferred Stock be converted into common shares of the Company at an agreed price of forty cents ($0.40) per share (the "Conversion Price"), which, based upon the recorded fair value of the Class A Preferred Stock, results in a conversion ratio of 1 share of Class A Preferred Stock to approximately 250 shares of common stock. No fractional shares will be issued.

The Conversion Ratio of the Class A Preferred Stock shall be adjusted in certain circumstances, including the payment of a stock dividend on shares of the Common Stock and combinations and subdivisions of the Common Stock.

In the case of any share exchange, capital reorganization, consolidation, merger or reclassification, whereby the Common Stock is converted into other securities or property, the Company will make appropriate provisions so that the holder of each share of Class A Preferred Stock then outstanding, will have the right thereafter to convert such share of Class A Preferred Stock into the kind and amount of shares of stock and other securities and property receivable upon such consolidation, merger, share exchange, capital reorganization or reclassification by a holder of the number of shares of Common Stock into which such shares of Class A Preferred Stock might have been converted immediately prior to such consolidation, merger, share exchange, capital reorganization or reclassification. If the shares of Common Stock are subdivided or combined into a greater or smaller number of shares of Common Stock, the Conversion Ratio shall be proportionately increased in the case of subdivision of shares. If the shares of Common Stock are combined, consolidated or reverse split into a smaller number of shares of Common Stock, the Conversion Ratio shall be proportionally decreased. The kind and type of Common Shares issuable upon conversion of the Class A Preferred Stock both before and after combination, consolidation or reverse split of the Common Shares shall be the same.

The same transfer restrictions imposed on the Class A Preferred Stock shall be applicable to the Common Stock into which the Class A Preferred Stock is converted, although for purposes of Rule 144 as presently in effect, the holding period requirement may be met by adding together the period in which the Class A Preferred Stock is held and the period in which the Common Stock into which the Class A Preferred Stock is converted, is held.

Other Provisions

The shares of Class A Preferred Stock to be issued and any Common Shares into which it is converted, shall be duly and validly issued, fully paid and non-assessable. The holders of the Class A Preferred Stock shall not have pre-emptive rights with respect to any shares of capital stock of the Company or any other securities of the Company convertible into Common Stock or rights or options to purchase any such shares.

The Class E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock at the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. (Convertible to 494,071 common shares at December 31, 2014).
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 9 - SUBSEQUENT EVENTS

On December 22, 2014 the Company entered into an employment Agreement with James R. Thompson as Chief Executive Officer of the Company, effective February 1, 2015. The Company agreed to compensate Mr. Thompson with a base salary of $180,000 and 1,000,000 shares of the Company’s common stock at the beginning of each employment year. All common stock issued to Mr. Thompson was agreed to be restricted pursuant to Rule 144, and contained additional restrictions on Mr. Thompson’s re-sale limiting his sales to no more than 10,000 shares per day, plus an additional 10,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Thompson a signing bonus in the amount of $360,000 and 5,000,000 shares of the Company’s restricted common stock with a fair value of $900,000, all of which were recorded in the accompanying 2014 statements of operations and comprehensive income as part of professional fees, as such amounts were contractually due as of that date.

On December 29, 2014 the Company entered into an employment Agreement with Jennifer Duettra as Vice President and Assistant General Counsel. The Company agreed to compensate Ms. Duettra with an annual base salary of $120,000 and 250,000 shares of the Company’s common stock at the beginning of each employment year. All common stock issued to Ms. Duettra was agreed to be restricted pursuant to Rule 144, and contained additional restrictions limiting Ms. Duettra’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Ms. Duettra a signing bonus in the amount of $25,000 and 500,000 shares of the Company’s restricted common stock with a fair value of $87,500, all of which were recorded in the accompanying 2014 statements of operations and comprehensive income as part of professional fees, as such amounts were contractually due as of that date.

In February 2015, the Company’s name was changed from Eat at Joe’s, Ltd. to SPYR, Inc., pursuant to the approval of the Company’s Board of Directors and majority shareholders; and it obtained a new ticker symbol “SPYR,” which was effective March 12 2015.

On February 23, 2015 the Company entered into a material definitive agreement whereby, the Company issued an aggregate of 2.5 million shares of the its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”). By virtue of the agreement, the Company acquired the assets and business of Franklin including, but not limited to: employment contracts, consulting contracts, customer lists, customer relationships, trade secrets, trade designs, technical expertise, know how, proposals, internet web domains, internet web sites, trade names, and other intellectual property, and contractual relationships with Ad Service providers. This acquisition will be accounted for using the purchase method of accounting. The Company will amend its Form 8-K filed on February 27, 2015 to include audited financial statements and pro forma information for Franklin.

Effective March 2, 2015, the Company entered into an employment contract with Mark McGarrity in which Mr. McGarrity agreed to oversee and guide the Company’s information technologies related to the development and maintenance of the Company’s web sites, mobile applications, games, and advertising in connection to software development. The Company agreed to compensate Mr. McGarrity with an annualized base salary of $120,000 and a signing bonus of 250,000 shares of restricted common stock with a fair value of $145,000. The shares of common stock contain provisions restricting Mr. McGarrity to selling no more than 5,000 shares daily for every 250,000 shares of daily trading volume after Mr. McGarrity complies with Rule 144.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2014, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting:

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
James R. Thompson, Esq	53	President, Chief Executive Officer & General Counsel	January 31, 2020

Joseph Fiore	53	Chief Financial Officer, Chairman of the Board of Director/Secretary	Next annual meeting

Jennifer Duettra, Esq	37	Executive Vice President & Assistant General Counsel	January 31, 2020

Mark McGarity	35	Chief Information Officer	Next annual meeting

James Mylock, Jr.	48	Director	Next annual meeting

Tim Matula	54	Director	Next annual meeting

James R. Thompson - Effective February 1, 2015, James R. Thompson, Esq., was appointed the Company’s President and Chief Executive Officer for a term of five years. There was no arrangement or understanding between Mr. Thompson and any other person pursuant to which he was selected as an officer. There exist no family relationship between any director, executive officer, and Mr. Thompson. Since graduating law school in 1986, Mr. Thompson has been engaged in the private practice of law with an emphasis in the areas of business, real estate and construction law, representing clients in both transactional and litigation matters. Prior to completing his legal studies, Mr. Thompson was awarded a Bachelor of Science Degree in Business Administration from the University of Denver in 1983. Since the beginning of the Company’s last fiscal year, Mr. Thompson was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Joseph Fiore - Has been Chairman, Chief Executive Officer, and Chief Financial Officer since October, 1996. In 1982, Mr. Fiore formed East Coast Equipment and Supply Co., Inc., a restaurant supply company that he still owns. Between 1982 and 1993, Mr. Fiore established 9 restaurants (2 owned and 7 franchised) which featured a 1950's theme restaurant concept offering a traditional American menu. Effective February 1, 2015, Mr. Fiore resigned his position as President and Chief Executive Officer. Mr. Fiore remains a Director of the Company, Chairman of the Board of Directors, Chief Financial Officer and Secretary. Since the beginning of the Company’s last fiscal year, Mr. Fiore was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Jennifer Duettra - Effective February 9, 2015, Jennifer Duettra was appointed the Company’s Vice President and Assistant General Counsel for a term of five years. There was no arrangement or understanding between Ms. Duettra and any other person pursuant to which she was selected as an officer. There exists no family relationship between any director, executive officer, and Ms. Duettra. Since graduating from Harvard Law School in 2004, Ms. Duettra has been actively engaged in the practice of law. Prior to completing her law studies, Ms. Duettra attended Colorado State University where in 2001 she was awarded a Bachelor of Arts Degree in Speech Communication and Political Science. Since the beginning of the Company’s last fiscal year, Ms. Duettra was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Mark McGarity - Beginning March 2, 2015, Mark McGarrity, assumed duties as the Company’s Chief Information Officer. There was no arrangement or understanding between Mr. McGarrity and any other person pursuant to which he was selected as an officer. There exist no family relationship between any director, executive officer, and Mr. McGarrity. Mr. McGarrity was formerly the owner and Chief Executive Officer of Franklin Networks, Inc. While at Franklin, Mr. McGarrity was primarily involved in the growth of Franklin’s digital publishing initiatives and web properties. He is an accomplished online marketer and technologist with a diverse background in not only digital and email marketing, but also traditional marketing and publishing. For the past 13 years, Mr. McGarrity created successful marketing initiatives and campaigns resulting in dramatic growth in a number of industries from non-profit to high tech. In addition to his background in online marketing and publishing, Mr. McGarrity is also an accomplished software developer. As the Company’s Chief Information Officer, Mr. McGarrity will focus on online marketing, strategic business process automation, web development, digital publishing, social media marketing and optimization. Since the beginning of the Company’s last fiscal year, Mr. McGarrity was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

James Mylock, Jr. has worked with Joseph Fiore in marketing and business development since graduating from the State University of New York at Buffalo in 1990. Since the beginning of the Company’s last fiscal year, Mr. Mylock was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Tim Matula joined Shearson Lehman Brothers as a financial consultant in 1992. In 1994 he joined Prudential Securities and when he left Prudential in 1997, he was Associate Vice President, Investments, Quantum Portfolio Manager. Since the beginning of the Company’s last fiscal year, Mr. Matula was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

The Company's Certificate of Incorporation provides that the board of directors shall consist of from one to nine members as elected by the shareholders. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

Board Meetings and Committees

The Directors and Officers will not receive remuneration from the Company for attendance at Board Meetings or participation on Committees until a subsequent offering has been successfully completed, or cash flow from operations permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meetings of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefore. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

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

Audit Committee Financial Expert

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of: (i) understanding generally accepted accounting principles ("GAAP") and financial statements; (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves; (iii) analyzing and evaluating our financial statements; (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

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

Effective February 1, 2015 the Company entered into an employment Agreement with James R. Thompson in which Mr. Thompson agreed to render services and assume fiduciary duties to protect and advance the best interests of the Company as Chief Executive Officer of the Company. Mr. Thompson’s duties include, but are not limited to: employing and terminating key employees, signing agreements and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Mr. Thompson with a base salary of $180,000 paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Mr. Thompson One Million (1,000,000) shares of the Company’s common stock. All common stock issued to Mr. Thompson was agreed to be restricted pursuant to Rule 144, and contained additional restrictions on Mr. Thompson’s re-sale limiting his sales to no more than 10,000 shares per day, plus an additional 10,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Thompson a signing bonus in the amount of $360,000.00 and to issue to Mr. Thompson 5,000,000 shares of the Company’s restricted common stock.

Effective February 1, 2015 the Company entered into an employment Agreement with Jennifer Duettra in which Ms. Duettra agreed to render services as Vice President and Assistant General Counsel to the Company. Ms. Duettra’s duties include, but are not limited to: providing such services and fiduciary duties as are necessary and desirable to protect and advance the best interests of the Company, signing agreements, and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Ms. Duettra with an annual base salary of $120,000.00 paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Ms. Duettra 250,000 shares of the Company’s common stock. All common stock issued to Ms. Duettra was agreed to be restricted pursuant to Rule 144, and contained additional restrictions limiting Ms. Duettra’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Ms. Duettra a signing bonus in the amount of $25,000.00, and issue to her 500,000 shares of the Company’s restricted common stock.

Effective March 2, 2015, the Company entered into an employment contract with Mark McGarrity in which Mr. McGarrity agreed to oversee and guide the Company’s information technologies related to the development and maintenance of the Company’s web sites, mobile applications, games, and advertising in connection to software development. Mr. McGarrity’s duties include, but are not limited to: research and development, signing agreements and otherwise committing the Company regarding software development and advertising, subject to operating budgets set by the Board of Directors, review by the Company’s general and assistant general counsel, and the written policies and resolutions of the Board. The Company agreed to compensate Mr. McGarrity with an annualized base salary of $120,000 paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, the Company agreed to issue to Mr. McGarrity a signing bonus of 250,000 shares of restricted common stock with a gating provision restricting Mr. McGarrity to selling no more than 5,000 shares daily for every 250,000 shares of daily trading volume after Mr. McGarrity complies with Rule 144.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 150,127,710 shares of issued and outstanding Common Stock of the Company as of March 23, 2015, and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned		Percent
Joseph Fiore	Common Stock	100,176,010	*	67%
Tim Matula	Common Stock	11,000,000		7%
James R. Thompson, Esq.	Common Stock	6,000,000		4%
James Mylock, Jr.	Common Stock	4,760,184		3%
Mark McGarrity	Common Stock	1,250,000		1%
Jennifer Duettra, Esq.	Common Stock	750,000		0%
All Executive Officers and Directors as a Group (6 persons)	Common Stock	123,936,194	**	83%

*	Includes 73,094,568 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,028 common shares), and 20,000 shares of Series E preferred stock (convertible to 172,414 common shares).
**	Includes 96,854,752 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,028 common shares), and 20,000 shares of Series E preferred stock (convertible to 172,414 common shares).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In prior years, Joseph Fiore, CEO of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses and made advances to the Company. All expenses paid on behalf of the Company have been recorded in the consolidated statements of operations for the period incurred. The advances are unsecured, bear interest at 6% per annum and due upon demand. At December 31, 2013 $1,286,035 of principal and accrued interest was due on this loan. As of December 31, 2014, the balance due of principal and accrued interest on this note has been satisfied through a combination of the issuance of preferred stock and the forgiveness of accrued interest. See below.

In 2007, the Company acquired a total of 7,000,000 shares of International Oil & Gas Holdings Corp. from Berkshire Capital Management in exchange for an unsecured, demand note in the aggregate of $805,000, bearing interest at 6% per annum. At December 31, 2013 $596,614 of principal and accrued interest was due on these notes. As of December 31, 2014, the balance due of principal and accrued interest on these notes has been satisfied through the issuance of preferred stock. See below.

On January 5, 2012, the Company acquired 3,500,000 shares of Plandai, Inc. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $1,575,000. The note has a five year term with principal and interest due January 5, 2017. The interest rate is 6% per annum. At December 31, 2013 $1,762,900 of principal and accrued interest was due on this loan. As of December 31, 2014, the balance due of principal and accrued interest on this note has been satisfied through the issuance of preferred stock. See below.

On February 1, 2012, the Company acquired 3,500,000 shares of Inscor, Inc. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $3,675,000. The note has a five year term with principal and interest due February 1, 2017. The interest rate is 6% per annum. At December 31, 2013 $4,097,122 of principal and accrued interest was due on this loan. As of December 31, 2014, the balance due of principal and accrued interest on this note has been satisfied through the issuance of preferred stock. See below.

On May 14, 2013, the Company acquired 8,000,000 shares of Nuvilex, Inc. from Berkshire Capital Management in exchange for an unsecured demand note in the amount of $1,420,000. The note has a five year term with principal and interest due May 14, 2018. The interest rate is 6% per annum. At December 31, 2013 $1,473,570 of principal and accrued interest was due on this loan. As of December 31, 2014, the balance due of principal and accrued interest on this note has been satisfied through the issuance of preferred stock. See below.

On May 21, 2013, the Company acquired 8,230,637 shares of Nuvilex, Inc. from Joseph Fiore in exchange for an unsecured demand note in the amount of $1,185,218. The note has a five year term with principal and interest due May 21, 2018. The interest rate is 6% per annum. At December 31, 2013 $1,228,762 of principal and accrued interest was due on this loan. As of December 31, 2014 the balance due of principal and accrued interest on this note has been satisfied through the issuance of preferred stock. See below.

Interest expense of $587,294 and $535,674 was added to the principal during the year ended December 31, 2014 and the year ended December 31, 2013 respectively.

On December 31, 2014, the Company entered in an agreement to settle all of its outstanding notes payable and accrued interest due to related parties, which as of that date totaled $11,032,297. Pursuant to the settlement agreement, the Company issued 107,636 shares of its newly created Class A Preferred Stock in settlement of $10,763,611 in debt and accrued interest and $268,686 in accrued interest was forgiven.

During the year ended December 31, 2013, Joseph Fiore forgave $301,937 of debt originally loaned to two of the Company’s subsidiaries that are no longer operating. The amount was written off to additional paid in capital.

During the year ended December 31, 2014, Joseph Fiore forgave $268,686 of accrued interest on notes payable to him. The amount was written off to additional paid in capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weinberg & Company, P.A. for professional services rendered during the years ended December 31, 2014 and 2013:

Service	2014	2013
Audit Fees	$6,198	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$6,198	$—

The following is a summary of the fees billed to us by Robison, Hill & Co for professional services rendered during the years ended December 31, 2014 and 2013:

Service	2014	2013
Audit Fees	$65,390	$48,478
Audit-Related Fees	—	—
Tax Fees	4,410	2,600
All Other Fees	—	—
Total	$69,800	$51,078

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

The Audit Committee pre-approved 100% of the Company’s 2014 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report.

1.	All Financial Statements

2.	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

3.	Exhibits required by Item 601 of Regulation S-K

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1**	Articles of Incorporation
3.2	By-laws (1)
3.3	Amended Articles of Incorporation (1)
10.1	Lease Information Form between E.A.J.: PHL, Airport Inc. and Marketplace Redwood Limited Partnership(1)
10.2	Registration of trade name for Eat at Joe's(1)
10.2	Registration Rights Agreement(1)
10.3	Franklin Networks Acquisition Agreement (1)
14	Code of Ethics (1)
21**	Subsidiaries of the Company
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith

*** Furnished Herewith

(1) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2015

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ James R. Thompson	President & Chief Executive Officer	March 30, 2015
James R. Thompson	(Principal Executive Officer)

/S/ Joseph Fiore	Chief Financial Officer, Chairman, Secretary & Director	March 30, 2015
Joseph Fiore	(Principal Financial and Accounting Officer)

/S/ James Mylock, Jr.	Director	March 30, 2015
James Mylock, Jr.

/S/ Tim Matula	Director	March 30, 2015
Tim Matula

