Form 10-Q
period 2015-03-31
SPYR, Inc.
filed 2015-05-15
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 33-20111

SPYR, INC. (formerly Eat At Joe’s Ltd)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2015, there were 152,902,710 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 122,594 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$7,231,864	$6,994,180
Accounts receivable	78,555	4,271
Inventory	14,499	14,499
Prepaid expenses and other current assets	53,665	60,819
Trading securities, at market value	3,858,623	6,026,780
Total Current Assets	11,237,206	13,100,549

Property and equipment, net	156,721	155,250
Goodwill and other intangible assets	1,725,202	5,000
Other assets	20,689	15,000
TOTAL ASSETS	$13,139,818	$13,275,799

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$137,980	$72,550
Related party accounts payable	7,305	270,000
Total Current Liabilities	145,285	342,550

Total Liabilities	145,285	342,550

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 and 107,636 Series A shares issued and outstanding
as of March 31, 2015 and December 31, 2014	11	11
20,000 Series E shares issued and outstanding
as of March 31, 2015 and December 31, 2014	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized
152,402,710 and 140,627,710 shares issued and outstanding
as of March 31, 2015 and December 31, 2014	15,241	14,063
Common stock issuable, 0 and 5,500,000 shares
as of March 31, 2015 and December 31, 2014	—	987,500
Additional paid-in capital	31,063,256	26,681,601
Accumulated deficit	(18,083,977)	(14,749,928)
Total Stockholders’ Equity	12,994,533	12,933,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,139,818	$13,275,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$432,216	$344,590
Cost of sales	100,588	105,710
Gross Margin	331,628	238,880

Expenses
Labor and related expenses	785,844	92,270
Rent	74,525	52,431
Depreciation and amortization	18,702	18,066
Digital media marketing expenses	37,817	—
Professional fees	1,233,320	147,720
Other general and administrative	100,154	52,310
Total Operating Expenses	2,250,362	362,797
Operating Loss	(1,918,734)	(123,917)

Other Income (Expense)
Interest and dividend income	5,353	1,238
Interest expense - related party	—	(146,209)
Change in unrealized gain (loss) on trading securities	(1,122,546)	1,684,865
Gain (loss) on sale of marketable securities	(298,122)	5,819,432
Total Other Income (Expense)	(1,415,315)	7,359,326

Net Income (Loss)	(3,334,049)	7,235,409

Other Comprehensive Income
Unrealized gain on available-for-sale securities	—	7,507,930
Total Comprehensive Income (Loss)	$(3,334,049)	$14,743,339

Earnings (Loss) Per Share:
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.05

Weighted Average Common Shares
Basic	142,754,422	136,627,710
Diluted	142,754,422	140,008,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2015
(Unaudited)

	Preferred Stock						Common	Additional
	Class A		Class E		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance at December 31, 2014	107,636	$ 11	20,000	$ 2	140,627,710	$ 14,063	$ 987,500	$ 26,681,601	$ (14,749,928)	$ 12,933,249

Common stock issuable for employee signing bonuses	-	-	-	-	5,500,000	550	(987,500)	986,950	-	-
Common stock issued for employee compensation	-	-	-	-	1,525,000	153	-	803,722	-	803,875
Common stock issued for consulting services	-	-	-	-	2,250,000	225	-	891,233	-	891,458
Common stock issued for acquisition of Franklin Networks, Inc.	-	-	-	-	2,500,000	250	-	1,699,750	-	1,700,000
Net loss	-	-	-	-	-	-	-	-	(3,334,049)	(3,334,049)
Balance at March 31, 2015	107,636	$ 11	20,000	$ 2	$ 152,402,710	$ 15,241	$ -	$ 31,063,256	$ (18,083,977)	$ 12,994,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss) for the period	$(3,334,049)	$7,235,409
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	18,702	18,066
Non-cash interest on notes payable, related parties	—	146,208
Common stock issued for employee compensation	803,875	—
Common stock issued for professional fees	891,458	—
Unrealized (gain) loss on trading securities	1,122,546	(1,684,865)
(Gain) loss on sale of marketable securities	298,122	(5,819,432)
Increase in receivables	(74,284)	(1,394)
(Increase) decrease in prepaid expense and other current assets	1,465	(37,500)
Increase in accounts payable and accrued liabilities	65,430	25,178
Decrease in related party accounts payable	(262,695)	—
Net Cash Used in Operating Activities	(469,430)	(118,330)

Cash Flows From Investing Activities:
Purchases of trading securities	—	(1,360,752)
Purchases of available-for-sale securities	—	(500,000)
Proceeds from sale of trading securities	747,489	8,176,418
Purchase of property and equipment	(20,173)	—
Purchase of domain name	(20,202)	—
Net Cash Provided by Investing Activities	707,114	6,315,666

Cash Flows From Financing Activities:
Net Cash Provided by Financing Activities	—	—

Increase in cash and cash equivalents	237,684	6,197,336
Cash and cash equivalents at beginning of period	6,994,180	1,628,529
Cash and cash equivalents at end of period	$7,231,864	$7,825,865

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for acquisition of Franklin Networks, Inc.	$1,700,000	$—
Unrealized gain on available-for-sale securities	$—	$1,701,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES (formerly Eat At Joe’s Ltd)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2014 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Organization

The Company was incorporated as Conceptualistics, Inc. on January 6, 1988 in Delaware.

From 2002 to present, the Company has owned and operated one “American Diner” theme restaurant called “Eat at Joe’s (R)”. Located in the Philadelphia International Airport, Eat at Joe's, the classic American grill, is a restaurant concept that takes you back to eating in the era when favorite old rockers were playing on chrome-spangled jukeboxes and neon signs reflected on shiny tabletops of the 1950's.

On December 16, 2014, the Company amended it articles of incorporation and changed its domicile to Nevada.

On February 23, 2015 the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for the issued and outstanding shares of Franklin Networks, Inc., A Tennessee corporation. (“Franklin”). By virtue of the agreement, the Company acquired the assets and business of Franklin including, but not limited to: employment contracts, consulting contracts, customer lists, customer relationships, trade secrets, trade designs, technical expertise, know how, proposals, internet web domains, internet web sites, trade names, and other intellectual property, and contractual relationships with Ad Service providers (see Note 3).

In February 2015, pursuant to the approval of the Company’s Board of Directors and shareholders, the Company changed its name from Eat at Joe’s, Ltd. to SPYR, Inc. and adopted a new ticker symbol “SPYR” effective March 12, 2015.

On March 24, 2015, the Company organized its wholly owned subsidiary SPYR APPS, LLC, (“Apps”) a Nevada Limited Liability Company for the purpose of expanding the Company’s digital media presence into the mobile app industry.

Nature of Business

The primary focus of the business of SPYR, Inc. (the “Company”) is digital media publishing and advertising and the development of mobile applications and games. The Company also owns and operates an “American Diner” theme restaurant called “Eat at Joe’s (R).”

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, Franklin Networks, Inc., a Tennessee corporation, E.A.J.: PHL, Airport Inc., a Pennsylvania corporation, SPYR APPS, LLC, a Nevada Limited Liability Company, E.A.J. Market East, Inc., a Nevada corporation, and E.A.J. MO, Inc., a Nevada corporation. All significant intercompany accounts and transactions have been eliminated.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Inventories

Inventories consist of food, paper items and related materials to be sold through its restaurant and are stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition

The Company generates revenues from two of its wholly owned subsidiaries, which operate separate and distinct businesses. The following is a summary of our revenue recognition policies.

Through our wholly owned subsidiary Franklin Networks, Inc. we produce content for websites and attract visitors to our sites, and then sell advertising on our sites, which generates revenue. Ad revenue is recognized when the service has been provided and collection is reasonable assured.

Though our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. we generate revenue from the sale of food and beverage through its restaurant. Revenue from the restaurant is recognized upon receipt of payment.

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

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

Goodwill and Other Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired.

The cost of internally developing, maintaining and restoring intangible assets (including goodwill) that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, are recognized as an expense when incurred.

An intangible asset (excluding goodwill) with a definite useful life is amortized; an intangible asset with an indefinite useful life is not amortized until its useful life is determined to be no longer indefinite. The remaining useful lives of intangible assets not being amortized are evaluated at least annually to determine whether events and circumstances continue to support an indefinite useful life.

The Company evaluates intangible assets and goodwill for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of goodwill and intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

At March 31, 2015, goodwill and intangible assets balances were $1,435,000 and $290,202, respectively. There were no indications of impairment based on management’s assessment of these assets at March 31, 2015. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record an impairment to our goodwill and intangible assets.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, however, FASB has proposed a one-year deferral. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

The basic and fully diluted shares for the three months ended March 31, 2015 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 161,394) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2015.

Diluted net income per common share for the three months ended March 31, 2014 was calculated based on an increased number of shares that would be outstanding assuming that the Class E preferred shares were converted to 3,380,663 common shares as of March 31, 2014.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management affected fixed asset impairment analysis, goodwill and intangible asset impairment analysis, amounts of potential liabilities and valuation of issuance of equity securities. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions, in the form of demand deposits. At March 31, 2015, the Company had cash deposits in three financial institutions that were above FDIC limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these two financial institutions.

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

Reclassifications

Certain financial position and financial results in 2014, including accounts receivable, merchant fees, professional fees and other general and administrative expenses have been reclassified to conform to the current year presentation. Such reclassification did not change the reported total assets or net loss during 2014.

In presenting the Company’s consolidated balance sheet as of December 31, 2014, the Company separately reported accounts receivable of $1,093 that were previously combined with prepaid expenses and other current assets, and separately reported intangible assets of $5,000 that were previously combined with other assets.

In presenting the Company’s consolidated statement of operations for the three months ended March 31, 2014, the Company reclassified merchant fees of $7,419, that were previously reflected as net revenues, to other general and administrative expenses and professional fees of $147,720, that were previously combined with other general and administrative expenses, have been separately stated.

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

Change in investments in securities is summarized as follows:

Fair Value at	Proceeds from	Loss on	Change In Unrealized	Fair Value at
January 1, 2015	Sale	Sale	Gain (Loss)	March 31, 2015
$ 6,026,780	$ (747,489)	$ (298,122)	$ (1,122,546)	$ 3,858,623

Realized gains and losses are determined on the basis of specific identification. During the three months ended March 31, 2015 and 2014, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	March 31, 2015	March 31, 2014

Sales proceeds	$ 747,489	$ 8,176,418
Gross realized (losses)	$ (298,122)	$ (122,122)
Gross realized gains	-	5,941,554
Gain on sale of marketable securities	$ (298,122)	$ 5,819,432

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 3,858,623	$ 3,858,623	$ -	$ -
Money market funds	520,713	520,713	-	-
Total	$ 4,379,336	$ 4,379,336	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 6,026,780	$ 6,026,780	$ -	$ -
Money market funds	673,281	673,281	-	-
Total	$ 6,700,061	$ 6,700,061	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – ACQUISITIONS

On February 23, 2015 the Company entered into a material definitive agreement whereby, the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”), a company that began operations in September 2014.

In addition, effective March 2, 2015, the Company entered into an employment contract with Mark McGarrity, a former owner of Franklin, in which Mr. McGarrity agreed to oversee and guide the Company’s information technologies related to the development and maintenance of the Company’s web sites, mobile applications, games, and advertising in connection to software development. The Company agreed to compensate Mr. McGarrity with an annualized base salary of $120,000 and a signing bonus of 250,000 shares of restricted common stock with a fair value of $145,000. The shares of common stock contain provisions restricting Mr. McGarrity to selling no more than 5,000 shares daily for every 250,000 shares of daily trading volume after Mr. McGarrity complies with Rule 144.

The assets of Franklin consisted primarily of intangible assets including employment contracts, consulting contracts, customer lists, customer relationships, trade secrets, trade designs, technical expertise, know how, proposals, internet web domains, internet web sites, trade names, other intellectual property, and contractual relationships with Ad Service providers. This acquisition will be accounted for using the purchase method of accounting. The Company’s management estimates that there are identifiable intangible assets, principally, the domains or websites, of approximately $265,000 with the remainder of the purchase price of $1,435,000 recorded to goodwill at March 31, 2015. The Company estimates that the intangible assets will have a life of 3 years. The Company plans to update its purchase price allocation upon completion of an independent valuation firm’s measurement and allocation of the purchase price based upon the fair value of the acquired assets.

The Company will amend its Form 8-K filed on February 27, 2015 to include audited financial statements and pro forma information for Franklin. As Franklin did not operate in the corresponding period in the previous year, no pro-forma financial information was available.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2015	December 31, 2014
Equipment	$ 127,034	$ 106,861
Furniture & fixtures	3,964	3,964
Leasehold improvements	274,637	274,637
	405,635	385,462
Less: accumulated depreciation and amortization	(248,914)	(230,212)
Property and Equipment, Net	$ 156,721	$ 155,250

Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $18,702 and, $18,066, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 23, 2015, the Company acquired Franklin Networks, Inc. from Mark McGarrity and another minority shareholder. Subsequently, on March 2, 2015, Mr. McGarrity was hired as Chief Information Officer of the Company.

As of March 31, 2015 all activities of the Company’s wholly owned subsidiary Franklin Networks Inc. are conducted on a rent free basis from shared business offices of an officer of the Company located at 101 Creekstone Blvd, Suite 103, Franklin, TN 37064. Currently, there are no outstanding debts owed by the Company for the use of these facilities.

NOTE 6 - COMMON STOCK TRANSACTIONS

In December 2014 the Company entered into an employment agreement with two officers effective February 2015. As part of the agreement, the Company agreed to issue a total of 5,500,000 shares of the Company’s restricted common stock as a form of signing bonus. The Company determined that it was contractually obligated to issue the 5,500,000 signing bonus shares at December 31, 2014 and as a result, recorded its fair value of $987,500 in the 2014 statement of operations and comprehensive income as part of professional fees. The shares issuable were valued at the date of the respective agreements. These shares were issued on January 9, 2015.

On January 9, 2015 the Company issued 1,250,000 restricted common shares as part of the base salary pursuant to employment contracts with two officers of the Company. These shares were recorded at fair value of $618,750 in the statement of operations and comprehensive income as part of Labor and related expenses for the three months ended March 31, 2015.

On February 1, 2015, the Company issued 2,250,000 restricted common shares pursuant to consulting agreements with various third parties. These shares were recorded at fair value of $891,458 in the statement of operations and comprehensive income as part of professional fees for the three months ended March 31, 2015.

On February 23, 2015 the Company issued 2,500,000 shares of the its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”).

On February 23, 2015, the Company issued 250,000 restricted common shares as a form of signing bonus pursuant to an employment agreement with an officer of the Company. These shares were recorded at fair value of $170,000 in the statement of operations and comprehensive income as part of professional fees for the three months ended March 31, 2015.

On March 31, 2015, the Company issued 25,000 restricted common shares as part of the base salary pursuant to employment contracts with an officer of the Company. These shares were recorded at fair value of $15,125 in the statement of operations and comprehensive income as part of Labor and related expenses for the three months ended March 31, 2015.

NOTE 7 – SEGMENT REPORTING

The Company operated in one segment during 2014, but concurrent with the acquisition of Franklin Networks, Inc. on February 23, 2015 (see Note 3), we operate in two segments: Digital Media and Restaurant, which provide different products or services.

Digital Media Segment - Through our wholly owned subsidiary Franklin Networks, Inc., the Company produces content for websites and attracts visitors to our sites, and then we programmatically sell advertising on our sites, which generates revenue. Through its wholly owned subsidiary SPYR APPS, LLC, the Company, the Company is expanding its digital media presence into the mobile app industry.

Restaurant Segment - Through our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. we own and operate one “American Diner” theme restaurant called “Eat at Joe’s ® located in the Philadelphia International Airport. Eat at Joe’s menu includes a variety of dishes including omelets, waffles and hotcakes, sandwiches, hot dogs, burgers, traditional Philly Steak sandwiches, custom wraps, fresh salads and a full complement of beverages and deserts, all made with top quality, fresh ingredients and all prepared to order.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, gains and losses on marketable securities and income taxes are managed on a total company basis.

Information related to these segments is as follows:

REPORTABLE SEGMENTS
THREE MONTHS ENDED MARCH 31,
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

2015
Revenues	$100,295	$331,921	$—	$432,216
Cost of sales	—	100,588	—	100,588
General and administrative	62,756	274,099	1,894,805	2,231,660
Depreciation and amortization	—	17,797	905	18,702
Operating income (loss)	$37,539	$(60,563)	$(1,895,710)	$(1,918,734)

Current assets	$370,137	$200,543	$10,666,526	$11,237,206
Fixed assets	—	149,647	7,074	156,721
Intangible assets and goodwill	1,700,000	—	25,202	1,725,202
Other non-current assets	—	15,000	5,689	20,689
Total assets	$2,070,137	$365,190	$10,704,491	$13,139,818

REPORTABLE SEGMENTS
THREE MONTHS ENDED MARCH 31,
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

2014
Revenues	$—	$344,590	$—	$344,590
Cost of sales	—	105,710	—	105,710
General and administrative	—	231,160	113,571	344,731
Depreciation and amortization	—	18,066	—	18,066
Operating Loss	$—	$(10,346)	$(113,571)	$(123,917)

Current assets	$—	$220,855	$12,879,694	$13,100,549
Fixed assets	—	155,250	—	155,250
Intangible assets and goodwill	—	—	5,000	5,000
Other non-current assets	—	15,000	—	15,000
Total assets	$—	$391,105	$12,884,694	$13,275,799

NOTE 8 – SUBSEQUENT EVENTS

The Company granted our legal counsel 500,000 shares of common stock with a fair value of approximately $295,000 pursuant to a new April 2015 legal service agreement. The shares were valued at market at the date of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations - SPYR, Inc. (formerly Eat At Joe’s Ltd) intends to maintain its restaurant operations as they currently exist and does not anticipate the hiring of new full-time employees or the need for additional funds to satisfy cash requirements for the restaurant operation.

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

Through its wholly-owned subsidiary SPYR APPS, LLC, the Company is expanding its digital media presence into the multi-billion dollar mobile app industry,

The Company intends to utilize funds generated from available cash on hand to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of our business plans generally.

The Company may also decide to diversify, through acquisition or otherwise, in other unrelated business areas if opportunities present themselves.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2015 TO 2014

Results of Operations - For the three months ended March 31, 2015 the Company had a net loss before income taxes of approximately $3,334,000 compared to income of approximately $7,235,000 for the three months ended March 31, 2014. This change is due primarily to decreases in the amount of realized and unrealized gains on the sale of marketable securities of approximately $8,925,000, increased general and administrative expenses of approximately $1,887,000, partially offset by increased gross margin of $93,000, increased interest and dividend income of $4,000 and reduced related party interest expense of $146,000.

Total Revenues - For the three months ended March 31, 2015 and 2014, the Company had total sales of approximately $432,000 and $345,000, respectively, for an increase of approximately $87,000 or 25%. For the three months ended March 31, 2015, revenues included approximately $100,000 in advertising revenues from our newly acquired Digital Media Publishing & Advertising subsidiary and approximately $332,000 in restaurants revenues. Management plans to expand its internet and digital holdings and operations by exploring opportunities for additional acquisitions in the digital media realm, including additional websites to expand its digital publishing presence, and entering the areas of mobile application and game development, all of which will be used to support our digital advertising and monetization efforts. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor increased approximately $694,000 to $786,000 from $92,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Approximately $697,000 of this is due to hiring the executive officers during February and March of 2015. Of this amount, approximately $63,000 was paid in cash and $634,000 was paid in restricted stock recorded at fair value. The cost of labor is expected to increase in 2015 as a result of these new administrative compensation agreements.

The cost of rent increased approximately 2% as a percentage of sales from 2014 to 2015. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. Rent expense for 2015 will increase by approximately $27,000, due to the additional lease for administrative offices in Denver, Colorado beginning May 1, 2015. Also, we are currently negotiating additional square footage that will more than double our administrative office space in Denver and further increase our rent expense for 2015.

General and administrative expenses increased approximately $1,172,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase can be attributed primarily to professional fees, which increased by approximately $1,085,000. Approximately $1,061,000 is due to the issuance of 250,000 shares of restricted common stock for employment agreement signing bonuses to one executive officer recorded at fair value of $170,000 and 2,250,000 shares of restricted common stock issued to third parties for consulting services recorded at fair value of $891,000. The remaining $24,000 increase is due to increased accounting and legal service needs.

Interest expense decreased approximately $146,000 from $146,000 for the three months ended March 31, 2014 to $0 for the three months ended March 31, 2015. This decrease is due to the settlement of the related party notes payable as of December 31, 2014 and management does not anticipate further borrowing during 2015.

The Company had unrealized losses on trading securities of approximately $1,123,000 for the three months ended March 31, 2015 compared to unrealized gains of $1,685,000 for the three months ended March 31, 2014. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company realized losses from the sale of marketable securities of approximately $298,000 for the three months ended March 31, 2015, compared to realized gains of approximately $5,819,000 for the three months ended March 31, 2014. Realized gains and losses are the difference between the selling prices and purchase costs of the underlying securities.

As of December 31, 2014, the Company had deferred tax assets arising from net operating loss carry-forwards, unrealized losses on marketable securities and deductible temporary differences of approximately $2,700,000. During the three months ended March 31, 2015, the Company increased its net operating loss carry-forwards by approximately $1,500,000 and used approximately $92,000 in deductible temporary differences.

Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $1,147,000 against these potential future tax benefits. The provision for income taxes for the three months ended March 31, 2015 and 2014 was $0 and $0, respectively. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

Digital Media Segment:

Results of Operations – For the period since acquisition of February 23, 2015 to March 31, 2015 the Digital Media segment had net income before income taxes of approximately $38,000.

Revenues – For the period since acquisition of February 23, 2015 to March 31, 2015, the Digital Media segment had total sales of approximately $100,000. Management plans to expand its internet and digital holdings and operations by exploring opportunities for additional acquisitions in the digital media realm, including additional websites to expand its digital publishing presence, and entering the areas of mobile application and game development, all of which will be used to support our digital advertising and monetization efforts.

General and Administrative Expenses – For the period since acquisition of February 23, 2015 to March 31, 2015, the Digital Media segment had total selling, general and administrative expenses of approximately $63,000, which included professional fees of approximately $17,000, digital marketing expenses of approximately $38,000 and other general and administrative costs of approximately $8,000.

Restaurant Segment:

Results of Operations – For the three months ended March 31, 2015 the Restaurant segment had a net loss before income taxes of approximately $61,000 compared to income of approximately $10,000 for the three months ended March 31, 2014. This change is due primarily to decreased gross margin of $8,000 and increased general and administrative expenses of approximately $43,000.

Revenues – For the three months ended March 31, 2015 and 2014, the Restaurant segment had sales of approximately $332,000 and $345,000, respectively, for an increase of approximately $13,000 or 4%. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs of Sales –For the three months ended March 31, 2015 and 2014, the Restaurant segment had costs of sales of approximately $101,000 and $106,000, respectively, for a decrease of approximately $5,000 or 5%. Costs of sales include the costs of food, beverage, and kitchen. The decrease is attributed to fluctuations in costs of certain food items.

General and Administrative Expenses – For the three months ended March 31, 2015 and 2014, the Restaurant segment had general and administrative expenses of approximately $274,000 compared to approximately $231,000 for the three months ended March 31, 2014. The increase can be attributed to increased rent of $22,000 and increased professional fees of $23,000. The Restaurant segment pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. The increased professional fees are due to increased accounting and legal service needs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated a net loss before income taxes for the three months ended March 31, 2015 of approximately $3,334,000. As of March 31, 2015, the Company had current assets of approximately $11,237,000, which included cash and cash equivalents of approximately $7,232,000, and marketable securities of approximately $3,859,000. While the Company believes it has sufficient cash and cash equivalents to carryout its operating plans for the next twelve to twenty-four months, there can be no assurance the Company will be able to successfully execute its plans at the anticipated level or that additional debt or equity financing will not be needed, or will be available on terms acceptable to the Company.

During the three months ended March 31, 2015 and 2014, the Company has met its capital requirements through the sale of its marketable securities.

Operating Activities - For the three months ended March 31, 2015, the Company used cash for operating activities of $469,430. For the three months ended December 31, 2014, the Company used cash for operating activities of $118,330. This change is due primarily to the payment of accrued related party liabilities of $270,000 during the three months ended March 31, 2015 and increases in other expenses during the three months ended March 31, 2015 over the three months ended March 31, 2014, including labor and related expenses, rent, professional fees, and other general and administrative expenses.

Investing Activities - During the three months ended March 31, 2015, the Company received $747,489 in cash proceeds from sales of marketable securities and used cash of $40,375 for the purchase of property plant and equipment and domain names. During the three months ended March 31, 2014, the Company received $8,176,418 in cash proceeds from sales of marketable securities and used cash of $1,860,752 for the purchase of marketable securities. As of March 31, 2015, the Company owns marketable securities valued at $3,858,623.

Financing Activities - During the three months ended March 31, 2015 and 2014, the Company did not engage in any financing activities.

After the completion of its expansion plans, the Company expects future development and expansion will be financed through cash flows from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

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

Critical Accounting Policies - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Condensed Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Condensed Consolidated Financial Statements.

Income Taxes

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

Investments

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

As of March 31, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

The Company will continually enhance and test its internal controls over financial reporting. Additionally, the Company’s management, under the control of its Chief Executive Officer and Chief Financial Officer, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2014 the Company entered into an employment agreement with two executive officers effective February 2015. As part of the agreement, the Company agreed to issue a total of 5,500,000 shares of the Company’s restricted common stock as a form of signing bonus. The Company determined that it was contractually obligated to issue the 5,500,000 signing bonus shares at December 31, 2014 and as a result, recorded its fair value of $987,500 in the 2014 statement of operations and comprehensive income as part of professional fees. The shares issuable were valued at the date of the respective agreements. These shares were issued on January 9, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On January 9, 2015 the Company issued 1,250,000 restricted common shares as part of the base salary pursuant to employment contracts with two [executive] officers of the Company. These shares were recorded at fair value of $618,750 in the statement of operations and comprehensive income as part of Labor and related expenses for the three months ended March 31, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On February 1, 2015, the Company issued 2,250,000 restricted common shares pursuant to consulting agreement with various third parties. These shares were recorded at fair value of $891,458 in the statement of operations and comprehensive income as part of professional fees for the three months ended March 31, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On February 23, 2015 the Company issued 2,500,000 shares of the its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”). The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On February 23, 2015, the Company issued 250,000 restricted common shares as a form of signing bonus pursuant to an employment agreement with an [executive] officer of the Company. These shares were recorded at fair value of $170,000 in the statement of operations and comprehensive income as part of professional fees for the three months ended March 31, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On March 31, 2015, the Company issued 25,000 restricted common shares as part of the base salary pursuant to employment contracts with an [executive] officer of the Company. These shares were recorded at fair value of $15,125 in the statement of operations and comprehensive income as part of Labor and related expenses for the three months ended March 31, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3	Amended Articles of Incorporation (1)
10.1	Lease Information Form between E.A.J.: PHL, Airport Inc. and Marketplace Redwood Limited Partnership(1)
10.2	Registration of trade name for Eat at Joe's(1)
10.2	Registration Rights Agreement(1)
10.3	Franklin Networks Acquisition Agreement (1)
14	Code of Ethics (1)
21**	Subsidiaries of the Company
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith

*** Furnished Herewith

(1) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2015

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

