Form 10-Q
period 2015-06-30
SPYR, Inc.
filed 2015-08-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 33-20111

SPYR, INC. (formerly Eat At Joe’s Ltd)
(Exact name of registrant as specified in its charter)

Nevada	75-2636283
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4643 S. Ulster St., Suite 1510, Denver, CO 80237

(Address of principal executive offices)

(303) 991-8000

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 4, 2015, there were 153,147,710 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 277,039 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$7,308,664	$6,994,180
Accounts receivable, net of allowance of $2,355	164,762	4,271
Inventory	14,499	14,499
Prepaid expenses and other current assets	60,183	60,819
Trading securities, at market value	2,494,336	6,026,780
Total Current Assets	10,042,444	13,100,549

Property and equipment, net	255,266	155,250
Goodwill and other intangible assets, net	1,822,455	5,000
Other assets	22,299	15,000
TOTAL ASSETS	$12,142,464	$13,275,799

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$86,388	$72,550
Related party accounts payable	32,083	270,000
Total Current Liabilities	118,471	342,550

Deferred tax liability – non-current	117,741	—
Total Liabilities	236,212	342,550

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
107,636 Class A shares issued and outstanding
as of June 30, 2015 and December 31, 2014	11	11
20,000 Class E shares issued and outstanding
as of June 30, 2015 and December 31, 2014	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized,
153,147,710 and 140,627,710 shares issued and outstanding
as of June 30, 2015 and December 31, 2014	15,315	14,063
Common stock issuable, 0 and 5,500,000 shares
as of June 30, 2015 and December 31, 2014	—	987,500
Additional paid-in capital	31,566,493	26,681,601
Accumulated deficit	(19,675,569)	(14,749,928)
Total Stockholders’ Equity	11,906,252	12,933,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,142,464	$13,275,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$712,296	$397,275	$1,144,512	$741,865
Cost of sales	102,577	125,839	203,165	231,549
Gross Margin	609,719	271,436	941,347	510,316

Expenses
Labor and related expenses	354,240	94,542	1,140,084	186,812
Rent	74,152	53,829	148,677	106,260
Depreciation and amortization	43,860	18,066	62,562	36,132
Digital marketing and promotion	434,943	—	472,760	—
Professional fees	909,403	36,371	2,142,723	184,091
Other general and administrative	238,309	106,799	338,463	159,109
Total Operating Expenses	2,054,907	309,607	4,305,269	672,404
Operating Loss	(1,445,188)	(38,171)	(3,363,922)	(162,088)

Other Income (Expense)
Interest and dividend income	5,634	2,257	10,987	3,495
Interest expense - related party	—	(146,637)	—	(292,846)
Change in unrealized gain (loss) on trading securities	35,169	(1,435,383)	(1,087,377)	249,482
Gain (loss) on sale of marketable securities	(187,207)	—	(485,329)	5,819,432
Total Other Income (Expense)	(146,404)	(1,579,763)	(1,561,719)	5,779,563

Net Income (Loss)	(1,591,592)	(1,617,934)	(4,925,641)	5,617,475

Other Comprehensive Income
Unrealized gain on available-for-sale securities	—	(2,350,804)	—	5,157,126
Total Comprehensive Income (Loss)	$(1,591,592)	$(3,968,738)	$(4,925,641)	$10,774,601

Earnings (Loss) Per Share:
Basic	$(0.01)	$(0.01)	$(0.03)	$0.04
Diluted	$(0.01)	$(0.01)	$(0.03)	$0.04

Weighted Average Common Shares
Basic	152,958,754	136,627,710	151,115,970	136,627,710
Diluted	152,958,754	136,627,710	151,115,970	137,095,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Preferred Stock						Common	Additional
	Class A		Class E		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance at December 31, 2014	107,636	$11	20,000	$2	140,627,710	$14,063	$987,500	$26,681,601	$(14,749,928)	$12,933,249

Common stock issuable for employee signing bonuses	—	—	—	—	5,500,000	550	(987,500)	986,950	—	—
Common stock issued for employee compensation	—	—	—	—	1,600,000	160	—	856,228	—	856,388
Common stock issued for professional fees	—	—	—	—	2,920,000	292	—	1,340,185	—	1,340,477
Common stock issued for acquisition of Franklin Networks, Inc.	—	—	—	—	2,500,000	250	—	1,699,750	—	1,700,000
Fair value of warrants granted to employee	—	—	—	—	—	—	—	1,779	—	1,779
Net loss	—	—	—	—	—	—	—	—	(4,925,641)	(4,925,641)
Balance at June 30, 2015	107,636	$11	20,000	$2	$153,147,710	$15,315	$—	$31,566,493	$(19,675,569)	$11,906,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss) for the period	$(4,925,641)	$5,617,475
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	62,562	36,132
Fair value of vesting warrants	1,779	—
Non-cash interest on notes payable, related parties	—	292,846
Common stock issued for employee compensation	856,388	—
Common stock issued for professional fees	1,340,477	—
Unrealized (gain) loss on trading securities	1,087,377	(249,482)
(Gain) loss on sale of marketable securities	485,329	(5,819,432)
Increase in accounts receivables	(160,491)	(227)
(Increase) decrease in prepaid expense and other current assets	636	(93,356)
Increase in other assets	(7,299)	—
Increase in accounts payable and accrued liabilities	13,838	(1,207)
Decrease in related party accounts payable	(237,917)	—
Net Cash Used in Operating Activities	(1,482,962)	(217,251)

Cash Flows From Investing Activities:
Purchases of trading securities	—	(1,380,780)
Purchases of available-for-sale securities	—	(500,000)
Proceeds from sale of trading securities	1,959,738	8,176,418
Purchase of property and equipment	(142,090)	—
Purchase of domain name	(20,202)	(5,000)
Net Cash Provided by Investing Activities	1,797,446	6,290,638

Cash Flows From Financing Activities:
Net Cash Provided by Financing Activities	—	—

Increase in cash and cash equivalents	314,484	6,073,387
Cash and cash equivalents at beginning of period	6,994,180	1,628,529
Cash and cash equivalents at end of period	$7,308,664	$7,701,916

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gain on available-for-sale securities	$—	$5,157,126
Issuance of common stock valued at $1,700,000 for acquisition of Franklin allocated to:
Fair value of identified intangible assets	$671,131	$—
Goodwill acquired	$1,146,610	$—
Deferred Tax liability	$117,741	$—
Unrealized gain on available-for-sale securities	$—	$5,157,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES (formerly Eat At Joe’s Ltd)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

On February 23, 2015 the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation. (“Franklin”). (see Note 3).

In February 2015, the Company changed its name from Eat at Joe’s, Ltd. to SPYR, Inc. and adopted a new ticker symbol “SPYR” effective March 12, 2015.

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

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, Franklin Networks, Inc., a Tennessee corporation, E.A.J.: PHL, Airport Inc., a Pennsylvania corporation, SPYR APPS, LLC, a Nevada Limited Liability Company, E.A.J. Market East, Inc., a Nevada corporation, and E.A.J. MO, Inc., a Nevada corporation. All intercompany accounts and transactions have been eliminated.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Revenue Recognition

The Company generates revenues from its wholly owned subsidiaries, which operate separate and distinct businesses. The following is a summary of our revenue recognition policies.

Through our wholly owned subsidiary Franklin Networks, Inc. we produce content for websites and attract visitors to our sites, and then sell advertising on our sites, which generates revenue. Ad revenue is recognized when the service has been provided and collection is reasonably assured.

Though our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. we generate revenue from the sale of food and beverage products through our restaurant. Revenue from the restaurant is recognized upon purchase of products and receipt of payment.

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

There were no indications of impairment based on management’s assessment of these assets at June 30, 2015. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record an impairment to our goodwill and intangible assets.

Accounts Receivable

The Company evaluates the collectability of its accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (Topic 718). The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In February, 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

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

The basic and fully diluted shares for the three and six months ended June 30, 2015 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 175,039) would have had an anti-dilutive effect due to the Company generating a loss for the three and six months ended June 30, 2015.

The basic and fully diluted shares for the three months ended June 30, 2014 are the same because the inclusion of the potential shares (Class E – 467,290) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended June 30, 2014.

Diluted net income per common share for the six months ended June 30, 2014 was calculated based on an increased number of shares that would be outstanding assuming that the Class E preferred shares were converted to 467,290 common shares as of June 30, 2014.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board (FASB) whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's stock option and warrant grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions, in the form of demand deposits. At June 30, 2015, the Company had cash deposits in four financial institutions that were above FDIC limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these four financial institutions.

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

In presenting the Company’s consolidated balance sheet as of December 31, 2014, the Company separately reported accounts receivable of $4,271 that were previously combined with prepaid expenses and other current assets, and separately reported intangible assets of $5,000 that were previously combined with other assets.

In presenting the Company’s consolidated statement of operations for the six months ended June 30, 2014, the Company reclassified merchant fees of $12,089, that were previously reflected as net revenues, to other general and administrative expenses and professional fees of $184,091, that were previously combined with other general and administrative expenses, have been separately stated.

In presenting the Company’s consolidated statement of operations for the three months ended June 30, 2014, the Company reclassified merchant fees of $4,670, that were previously reflected as net revenues, to other general and administrative expenses and professional fees of $36,371, that were previously combined with other general and administrative expenses, have been separately stated.

NOTE 2 - INVESTMENT IN TRADING SECURITIES

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

 Change in investments in securities is summarized as follows:

Fair Value at	Proceeds from	Loss on	Change In Unrealized	Fair Value at
January 1, 2015	Sale	Sale	Gain (Loss)	June 30, 2015
$ 6,026,780	$ (1,959,738)	$ (485,329)	$ (1,087,377)	$ 2,494,336

Realized gains and losses are determined on the basis of specific identification. During the six months ended June 30, 2015 and 2014, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	June 30, 2015	June 30, 2014

Sales proceeds	$1,959,738	$8,176,418
Gross realized losses	$(485,329)	$(122,122)
Gross realized gains	—	5,941,554
Gain on sale of marketable securities	$(485,329)	$5,819,432

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 2,494,336	$ 2,494,336	$ -	$ -
Money market funds	281,910	281,910	-	-
Total	$ 2,776,246	$ 2,776,246	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 6,026,780	$ 6,026,780	$ -	$ -
Money market funds	673,281	673,281	-	-
Total	$ 6,700,061	$ 6,700,061	$ -	$ -

Generally, for trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – ACQUISITION

On February 23, 2015 the Company entered into a material definitive agreement whereby, the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”), an internet company that began operations in September 2014.

The acquisition of Franklin has been accounted for as a purchase and the operations of the Franklin have been consolidated since February 23, 2015, the effective date of the acquisition. The $1.7 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm. The allocation of the purchase price was as follows:

Intangible assets:
Domains and websites	$591,229
Covenants not to compete	79,902
Deferred Tax liability	(117,741)
Goodwill	1,146,610
Purchase price	$1,700,000

The Company estimates that the intangible assets will have a life of 3.5 to 10 years.

During the period ended June 30, 2015, the Company recorded amortization expense of $20,488. As of June 30, 2015, the unamortized balance these intangible assets amounted to $650,643. The recorded goodwill of $1,146,610 is not amortized and will be subject to impairment analysis at least annually.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Equipment	$130,755	$106,861
Furniture & fixtures	51,508	3,964
Leasehold improvements	345,289	274,637
	527,552	385,462
Less: accumulated depreciation and amortization	(272,286)	(230,212)
Property and Equipment, Net	$255,266	$155,250

Depreciation and amortization expense for the six months ended June 30, 2015 and 2014 was $62,562 and, $36,132, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 23, 2015, the Company acquired Franklin Networks, Inc. from Mark McGarrity and another minority shareholder. Subsequently, on March 2, 2015, Mr. McGarrity was hired as Chief Information Officer of the Company.

During the months of April, May and June, 2015 all activities of the Company’s wholly owned subsidiary Franklin Networks Inc. were conducted from shared business offices of an officer of the Company. The Company paid $2,500 per month for the use of these facilities.

During the months of April, May and June 2015, the Company used consulting services of a company owned by an officer of the Company in the amount of $38,215. During the period ended June 30, 2015, the Company used consulting services of a company owned by the Chairman of the Company in the amount of $30,000.

NOTE 6 – STOCKHOLDERS EQUITY

Common Stock

In December 2014 the Company entered into an employment agreement with two officers effective February 2015. As part of the agreement, the Company agreed to issue a total of 5,500,000 shares of the Company’s restricted common stock as a form of signing bonus. The Company determined that it was contractually obligated to issue the 5,500,000 signing bonus shares at December 31, 2014 and as a result, recorded its fair value of $987,500 in the December 31, 2014 statement of stockholders’ equity as common stock issuable. The shares issuable were valued at the date of the respective agreements. These shares were issued on January 9, 2015.

During the period ended June 30, 2015, the Company issued an aggregate of 1,600,000 shares of common stock to employees with a total fair value of $856,388 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $856,388 upon issuance. The shares issued were valued at the date of the respective agreements.

During the period ended June 30, 2015, the Company issued an aggregate of 2,920,000 shares of common stock to consultants with a total fair value of $1,340,477 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,340,477 upon issuance. The shares issued were valued at the date of the respective agreements.

On February 23, 2015 the Company issued 2,500,000 shares of the its restricted common stock valued at $1,700,000, pursuant to the acquisition of Franklin Networks, Inc. See Note 3.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting December 31, 2014 up to June 30, 2015.

	Warrants	Weighted Avg. Exercise Price
December 31, 2014	—	$—
Granted	250,000	0.55
Exercised	—	—
Cancelled	—	—
June 30, 2015	250,000	$0.55

On June 22, 2015, pursuant to an employment agreement, the Company granted an employee warrants to purchase 250,000 shares of common stock at $0.55 per share. The warrants vest one year after grant and expire in one year thereafter. Total fair value of the warrants at grant date was approximately $60,914 using the Black-Scholes Option Pricing model with the following assumptions: life of 0.5 year; risk free interest rate of 0.08%; volatility of 145% and dividend yield of 0%. During the period ended June 30, 2015, the Company recorded compensation expense of $1,779 pursuant to the vesting of the warrants. In addition, the Company is obligated to issue warrants to purchase 100,000 up to 300,000 shares of common stock upon achievement of certain milestones or benchmarks by the employee. As of June 30, 2015, the Company determined that the probability of achievement of these milestones or benchmark is remote. The Company will make a determination on the probability of its achievement in future reporting period

At June 30, 2015, the aggregate intrinsic value of the warrants outstanding was $2,500. Future unamortized compensation expense on the unvested outstanding warrants at June 30, 2015 is approximately $59,000.

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

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, gains and losses on trading or marketable securities and income taxes are managed on a total company basis.

Information related to these segments is as follows:

REPORTABLE SEGMENTS
SIX MONTHS ENDED JUNE 30,
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

2015
Revenues	$371,384	$773,128	$—	$1,144,512
Cost of sales	—	203,165	—	203,165
General and administrative	671,464	421,918	3,149,325	4,242,707
Depreciation and amortization	20,578	36,574	5,410	62,562
Operating income (loss)	$(320,658)	$111,471	$(3,154,735)	$(3,363,922)

Current assets	350,608	$234,402	$9,457,434	$10,042,444
Fixed assets	2,085	134,591	118,590	255,266
Intangible assets and goodwill	1,797,253	—	25,202	1,822,455
Other non-current assets	—	16,610	5,689	22,299
Total assets	$2,149,946	$385,603	$9,606,915	$12,142,464

REPORTABLE SEGMENTS
SIX MONTHS ENDED JUNE 30,
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

2014
Revenues	$—	$741,865	$—	$741,865
Cost of sales	—	231,549	—	231,549
General and administrative	—	425,015	211,257	636,272
Depreciation and amortization	—	36,132	—	36,132
Operating Loss	$—	$49,169	$(211,257)	$(162,088)

Current assets	$—	$220,855	$12,879,694	$13,100,549
Fixed assets	—	155,250	—	155,250
Intangible assets and goodwill	—	—	5,000	5,000
Other non-current assets	—	15,000	—	15,000
Total assets	$—	$391,105	$12,884,694	$13,275,799

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

Through its wholly-owned subsidiary SPYR APPS, LLC, the Company is expanding its digital media presence into the mobile app and game industry,

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2015 TO 2014

Results of Operations - For the six months ended June 30, 2015 the Company had a net loss before income taxes of approximately $4,926,000 compared to income of approximately $5,617,000 for the six months ended June 30, 2014. This change is due primarily to decreases in the amount of realized and unrealized gains on the sale of marketable securities of approximately $7,640,000, increased operating expenses of approximately $3,633,000, partially offset by increased gross margin of $431,000, increased interest and dividend income of $8,000 and reduced related party interest expense of $293,000.

More detailed explanation of the six months ended June 30, 2015 and 2014 changes are included in the applicable segment discussions following.

Total Revenues - For the six months ended June 30, 2015 and 2014, the Company had total sales of approximately $1,145,000 and $742,000, respectively, for an increase of approximately $403,000 or 54%. For the six months ended June 30, 2015, revenues included approximately $371,000 in advertising revenues from our newly acquired Digital Media Publishing & Advertising subsidiary and approximately $773,000 in restaurants revenues. Management plans to expand its internet and digital holdings and operations by exploring opportunities for additional acquisitions in the digital media realm, including additional websites to expand its digital publishing presence, and entering the areas of mobile application and game development, all of which will be used to support our digital advertising and monetization efforts. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor increased approximately $953,000 to $1,140,000 from $187,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Approximately $839,000 of this is due to hiring the executive officers during February and March of 2015. Of this amount, approximately $153,000 was paid in cash and $686,000 was paid in restricted stock recorded at fair value. The cost of labor is expected to increase in 2015 as a result of these new administrative compensation agreements.

The cost of rent decreased approximately 1% as a percentage of sales from 2014 to 2015. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. The Company’s wholly owned subsidiary, Franklin Networks, Inc. paid $2,500 per month rent during 2nd quarter for the use of shared business offices of an officer of the company. Beginning May 1, 2015, the Company moved into its new administrative offices in Denver, Colorado and began recording lease expense of $5,487 per month pursuant to this lease agreement. Also, we are currently adding additional square footage that will more than double our administrative office space in Denver and further increase our rent expense for the remainder of 2015.

General and administrative expenses increased approximately $2,639,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase can be attributed primarily to professional fees, which increased by approximately $1,959,000, Digital media and marketing expenses of $473,000, depreciation and amortization of $27,000, and other general and administrative cost of $180,000. With regard to professional fees, approximately $1,510,000 is due to the issuance of 3,170,000 shares of restricted common stock of which 250,000 were issued for employment agreement signing bonuses to one executive officer recorded at fair value of $170,000 and 2,920,000 shares of restricted common stock issued to third parties for consulting services recorded at fair value of $1,340,000. The Company paid approximately $307,000 in consulting fees for investor and public relations. The remaining $142,000 increase is due to increased accounting and legal service needs.

Interest expense decreased approximately $296,000 for the six months ended June 30, 2014 due to the settlement of the related party notes payable as of December 31, 2014 and management does not anticipate further borrowing during 2015.

The Company had unrealized losses on trading securities of approximately $1,087,000 for the six months ended June 30, 2015 compared to unrealized gains of $249,000 for the six months ended June 30, 2014. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company realized losses from the sale of trading securities of approximately $485,000 for the six months ended June 30, 2015, compared to realized gains of approximately $5,819,000 for the six months ended June 30, 2014. Realized gains and losses are the difference between the selling prices and purchase costs of the underlying securities.

As of December 31, 2014, the Company had deferred tax assets arising from net operating loss carry-forwards, unrealized losses on marketable securities and deductible temporary differences of approximately $2,700,000. During the six months ended June 30, 2015, the Company increased its net operating loss carry-forwards by approximately $2,986,000 and used approximately $753,000 in deductible temporary differences.

Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $1,807,000 against these potential future tax benefits. The provision for income taxes for the six months ended June 30, 2015 and 2015 was $0 and $0, respectively. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2015 TO 2014

Results of Operations - For the three months ended June 30, 2015 the Company had a net loss before income taxes of approximately $1,592,000 compared to income of approximately $1,618,000 for the three months ended June 30, 2014. This change is due primarily to decreases in the amount of realized and unrealized losses on the sale of marketable securities of approximately $1,283,000, increased operating expenses of approximately $1,745,000, partially offset by increased gross margin of $339,000, increased interest and dividend income of $4,000 and reduced related party interest expense of $147,000.

Total Revenues - For the three months ended June 30, 2015 and 2014, the Company had total sales of approximately $712,000 and $397,000, respectively, for an increase of approximately $315,000 or 79%. For the three months ended June 30, 2015, revenues included approximately $271,000 in advertising revenues from our newly acquired Digital Media Publishing & Advertising subsidiary and approximately $441,000 in restaurants revenues. Management plans to expand its internet and digital holdings and operations by exploring opportunities for additional acquisitions in the digital media realm, including additional websites to expand its digital publishing presence, and entering the areas of mobile application and game development, all of which will be used to support our digital advertising and monetization efforts. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor increased approximately $259,000 to $354,000 from $95,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Approximately $158,000 of this is due to hiring the executive officers during February and March of 2015. Of this amount, approximately $105,000 was paid in cash and $53,000 was paid in restricted stock recorded at fair value. The cost of labor is expected to increase in 2015 as a result of these new administrative compensation agreements and the expansion of operations support staff.

The cost of rent decreased approximately 1% as a percentage of sales from 2014 to 2015. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. The Company’s wholly owned subsidiary, Franklin Networks, Inc. paid $2,500 per month rent during 2nd quarter for the use of shared business offices of an officer of the company. Beginning May 1, 2015, the Company moved into its new administrative offices in Denver, Colorado and began recording lease expense of $5,487 per month pursuant to this lease agreement. Also, we are currently adding additional square footage that will more than double our administrative office space in Denver and further increase our rent expense for the remainder of 2015.

General and administrative expenses increased approximately $1,465,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase can be attributed primarily to professional fees, which increased by approximately $873,000, Digital media and marketing expenses of $435,000, depreciation and amortization of $26,000, and other general and administrative cost of $131,000. With regard to professional fees, approximately $449,000 is due to the issuance of 670,000 shares of restricted common stock issued to third parties for consulting services recorded at fair value. The Company paid approximately $303,000 in consulting fees for investor and public relations. The remaining $121,000 increase is due to increased accounting and legal service needs.

Interest expense decreased approximately $147,000 for the three months ended June 30, 2014 due to the settlement of the related party notes payable as of December 31, 2014 and management does not anticipate further borrowing during 2015.

The Company had unrealized gains on trading securities of approximately $35,000 for the three months ended June 30, 2015 compared to unrealized losses of $1,435,000 for the three months ended June 30, 2014. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company realized losses from the sale of marketable securities of approximately $187,000 for the three months ended June 30, 2015, compared to no realized gains or losses for the three months ended June 30, 2014. Realized gains and losses are the difference between the selling prices and purchase costs of the underlying securities.

Digital Media Segment:

Results of Operations – For the period since acquisition of February 23, 2015 to June 30, 2015 the Digital Media segment had a net loss before income taxes of approximately $321,000.

Revenues – For the period since acquisition of February 23, 2015 to June 30, 2015, the Digital Media segment had total sales of approximately $371,000. Management plans to expand its internet and digital holdings and operations by exploring opportunities for additional acquisitions in the digital media realm, including additional websites to expand its digital publishing presence, and entering the areas of mobile application and game development, all of which will be used to support our digital advertising and monetization efforts.

General and Administrative Expenses – For the period since acquisition of February 23, 2015 to June 30, 2015, the Digital Media segment had total selling, general and administrative expenses of approximately $692,000, which included professional fees of approximately $21,000, digital marketing expenses of approximately $417,000, Labor and related expenses of approximately $107,000, rent expense of approximately $7,000, depreciation and amortization expense of approximately $21,000, and other general and administrative costs of approximately $119,000.

Restaurant Segment:

Results of Operations – For the six months ended June 30, 2015 the Restaurant segment had net income before income taxes of approximately $111,000 compared to a net income of approximately $49,000 for the six months ended June 30, 2014 This change is due primarily to an increase in revenues of approximately $31,000, and a decreased in cost of sales of approximately $29,000.

Revenues – For the six months ended June 30, 2015 and 2014, the Restaurant segment had sales of approximately $773,000 and $742,000, respectively, for an increase of approximately $31,000 or 4%. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs of Sales –For the six months ended June 30, 2015 and 2014, the Restaurant segment had costs of sales of approximately $203,000 and $232,000, respectively, for a decrease of approximately $29,000 or 5%. Costs of sales include the costs of food, beverage, and kitchen.

General and Administrative Expenses – For the six months ended June 30, 2015 and 2014, the Restaurant segment had general and administrative expenses of approximately $422,000 compared to approximately $425,000 for the six months ended June 30, 2014.

The increased revenue and decreased costs and expenses is attributed to personnel changes in restaurant management and employees leading to greater productivity, increased customer satisfaction, expanded repeat customer base, better price negotiation with suppliers and reduced product waste.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated a net loss for the six months ended June 30, 2015 of approximately $4,926,000. As of June 30, 2015, the Company had current assets of approximately $10,042,000, which included cash and cash equivalents of approximately $7,309,000, and trading securities of approximately $2,494,000. While the Company believes it has sufficient cash and cash equivalents to carry out its operating plans for the next twelve to twenty-four months, there can be no assurance the Company will be able to successfully execute its plans at the anticipated level or that additional debt or equity financing will not be needed, or will be available on terms acceptable to the Company.

During the six months ended June 30, 2015 and 2014, the Company has met its capital requirements through the sale of its trading securities for proceeds of $1,960,000 and $8,176,000, respectively.

Operating Activities - For the six months ended June 30, 2015, the Company used cash for operating activities of $1,482,962. For the six months ended December 31, 2014, the Company used cash for operating activities of $217,251. This change is due primarily to our expansion efforts into the digital media publishing, advertising and gaming industry, the addition of new management and operations personnel and the resulting increases in operating expenses during the six months ended June 30, 2015 over the six months ended June 30, 2014, including labor and related expenses, rent, professional fees, digital media marketing expenses and other general and administrative expenses.

Investing Activities - During the six months ended June 30, 2015, the Company received $1,959,738 in cash proceeds from sales of trading securities and used cash of $162,292 for the purchase of property plant and equipment and domain names. During the six months ended June 30, 2014, the Company received $8,176,418 in cash proceeds from sales of trading securities and used cash of $1,880,780 for the purchase of trading and available for sale securities. As of June 30, 2015, the Company owns trading securities valued at $2,494,336.

Financing Activities - During the six months ended June 30, 2015 and 2015, the Company did not engage in any financing activities.

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

As of June 30, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2015, the Company issued 50,000 restricted common shares pursuant to consulting agreements with a third party. These shares were recorded at fair value of $42,500 in the statement of operations and comprehensive income as part of professional fees for the six months ended June 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On April 14, 2015, the Company granted our legal counsel 500,000 shares of common stock pursuant to a new April 2015 legal service agreement. These shares were recorded at fair value of $295,000 in the statement of operations and comprehensive income as part of professional fees for the six months ended June 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On April 16, 2015, the Company issued 120,000 restricted common shares pursuant to consulting agreements with a third party. These shares were recorded at fair value of $76,800 in the statement of operations and comprehensive income as part of professional fees for the six months ended June 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On April 30, 2015, the Company issued 25,000 restricted common shares as part of the base salary pursuant to employment contracts with an officer of the Company. These shares were recorded at fair value of $24,000 in the statement of operations and comprehensive income as part of Labor and related expenses for the six months ended June 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On May 31, 2015, the Company issued 25,000 restricted common shares as part of the base salary pursuant to employment contracts with an officer of the Company. These shares were recorded at fair value of $14,625 in the statement of operations and comprehensive income as part of Labor and related expenses for the six months ended June 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On June 30, 2015, the Company issued 25,000 restricted common shares as part of the base salary pursuant to employment contracts with an officer of the Company. These shares were recorded at fair value of $13,888 in the statement of operations and comprehensive income as part of Labor and related expenses for the six months ended June 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3	Amended Articles of Incorporation (1)
10.1	Lease Information Form between E.A.J.: PHL, Airport Inc. and Marketplace Redwood Limited Partnership(1)
10.2	Registration of trade name for Eat at Joe's(1)
10.2	Registration Rights Agreement(1)
10.3	Franklin Networks Acquisition Agreement (1)
14	Code of Ethics (1)
21	Subsidiaries of the Company (1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith

*** Furnished Herewith

(1) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

