Form 10-Q
period 2015-09-30
SPYR, Inc.
filed 2015-11-16
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

(303) 991-8000

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 2, 2015, there were 153,326,876 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 398,661 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$7,256,437	$6,994,180
Accounts receivable	53,662	4,271
Inventory	11,085	14,499
Prepaid expenses and other current assets	61,472	60,819
Trading securities, at market value	1,163,925	6,026,780
Total Current Assets	8,546,581	13,100,549

Property and equipment, net	251,986	155,250
Goodwill and other intangible assets, net	1,801,967	5,000
Other assets	22,299	15,000
TOTAL ASSETS	$10,622,833	$13,275,799

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$157,252	$72,550
Related party accounts payable	7,606	270,000
Total Current Liabilities	164,858	342,550

Deferred tax liability – non-current	117,741	—
Total Liabilities	282,599	342,550

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of September 30, 2015 and December 31, 2014	11	11
20,000 Class E shares issued and outstanding
as of September 30, 2015 and December 31, 2014	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized
153,326,876 and 140,627,710 shares issued and outstanding
as of September 30, 2015 and December 31, 2014	15,333	14,063
Common stock issuable, 0 and 5,500,000 shares
as of September 30, 2015 and December 31, 2014	—	987,500
Additional paid-in capital	31,591,978	26,681,601
Accumulated deficit	(21,267,090)	(14,749,928)
Total Stockholders’ Equity	10,340,234	12,933,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,622,833	$13,275,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$465,676	$373,664	$1,610,188	$1,113,305
Cost of sales	155,083	140,725	358,248	372,274
Gross Margin	310,593	232,939	1,251,940	741,031

Expenses
Labor and related expenses	421,864	86,660	1,561,948	273,472
Depreciation and amortization	45,673	17,997	108,235	54,129
Professional fees	185,552	322,387	2,328,275	506,478
Other general and administrative	541,255	125,465	1,501,155	388,611
Total Operating Expenses	1,194,344	552,509	5,499,613	1,222,690
Operating Loss	(883,751)	(319,570)	(4,247,673)	(481,659)

Other Income (Expense)
Interest and dividend income	5,712	2,256	16,699	5,752
Interest expense - related party	—	(147,072)	—	(439,918)
Change in unrealized gain (loss) on trading securities	(227,554)	234,444	(1,314,931)	483,926
Gain (loss) on sale of marketable securities	(485,928)	—	(971,257)	5,819,432
Total Other Income (Expense)	(707,770)	89,628	(2,269,489)	5,869,192

Income (Loss) Before Income Taxes	(1,591,521)	(229,942)	(6,517,162)	5,387,533
Provision for income taxes	—	159,000	—	(1,666,000)
Net Income (Loss)	(1,591,521)	(70,942)	(6,517,162)	3,721,533

Other Comprehensive Income
Unrealized gain on available-for-sale securities	—	(2,343,916)	—	2,813,210
Total Comprehensive Income (Loss)	$(1,591,521)	$(2,414,858)	$(6,517,162)	$6,534,743

Earnings (Loss) Per Share:
Basic	$(0.01)	$—	$(0.04)	$0.03
Diluted	$(0.01)	$—	$(0.04)	$0.03

Weighted Average Common Shares
Basic	153,241,052	136,627,710	151,840,448	136,627,710
Diluted	153,241,052	136,627,710	151,840,448	137,222,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Preferred Stock						Common	Additional
	Class A		Class E		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance at December 31, 2014	107,636	$ 11	20,000	$ 2	140,627,710	$ 14,063	$ 987,500	$ 26,681,601	$(14,749,928)	$ 12,933,249

Common stock issued for employee signing bonuses	-	-	-	-	5,500,000	550	(987,500)	986,950	-	-
Common stock issued for employee compensation	-	-	-	-	1,679,166	168	-	879,015	-	879,183
Common stock issued for professional fees	-	-	-	-	2,420,000	242	-	1,280,308	-	1,280,550
Common stock issued for acquisition of Franklin Networks, Inc.	-	-	-	-	2,500,000	250	-	1,699,750	-	1,700,000
Fair value of warrants granted to employee	-	-	-	-	-	-	-	16,564	-	16,564
Vesting of shares of common stock issued for services	-	-	-	-	600,000	60	-	47,790	-	47,850
Net loss	-	-	-	-	-	-	-	-	(6,517,162)	(6,517,162)
Balance at September 30, 2015	107,636	$ 11	20,000	$ 2	$ 153,326,876	$ 15,333	$ -	$ 31,591,978	$(21,267,090)	$ 10,340,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
(Formerly EAT AT JOE'S LTD)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss) for the period	$(6,517,162)	$3,721,533
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	108,235	54,129
Fair value of vesting warrants	16,564	—
Non-cash interest on notes payable, related parties	—	439,918
Common stock issued for employee compensation	879,183	—
Common stock issued for professional fees	1,280,550	—
Vesting of shares of common stock issued for services	47,850	—
Unrealized (gain) loss on trading securities	1,314,931	(483,926)
(Gain) loss on sale of marketable securities	971,257	(5,819,432)
Deferred income tax expense	—	594,000
Increase in accounts receivables	(49,391)	1,053
Decrease (increase) in inventory	3,414	(3,000)
(Increase) decrease in prepaid expense and other current assets	(653)	(33,342)
Increase in other assets	(7,299)	—
Increase in federal income taxes payable	—	1,072,000
Increase in accounts payable and accrued liabilities	84,702	22,867
Decrease in related party accounts payable	(262,394)	—
Net Cash Used in Operating Activities	(2,130,213)	(434,200)

Cash Flows From Investing Activities:
Purchases of trading securities	—	(1,402,032)
Purchases of available-for-sale securities	—	(500,000)
Prepayment on purchase of available-for-sale securities	—	(46,250)
Proceeds from sale of trading securities	2,576,667	8,176,418
Purchase of property and equipment	(163,995)	—
Purchase of domain name	(20,202)	(5,000)
Net Cash Provided by Investing Activities	2,392,470	6,223,136

Cash Flows From Financing Activities:
Net Cash Provided by Financing Activities	—	—

Increase in cash and cash equivalents	262,257	5,788,936
Cash and cash equivalents at beginning of period	6,994,180	1,628,529
Cash and cash equivalents at end of period	$7,256,437	$7,417,465

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gain on available-for-sale securities	$—	$2,813,210
Issuance of common stock valued at 1,700,000 for acquisition of Franklin allocated to:
Fair value of identified intangible assets	$671,131	$—
Goodwill acquired	$1,146,610	$—
Deferred Tax liability	$117,741	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES (formerly Eat At Joe’s Ltd)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, Franklin Networks, Inc., a Tennessee corporation, E.A.J.: PHL, Airport Inc., a Pennsylvania corporation, SPYR APPS, LLC, a Nevada Limited Liability Company, and E.A.J. Market East, Inc., a Nevada corporation. Intercompany accounts and transactions have been eliminated.

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

Through our wholly owned subsidiary SPYR APPS, LLC, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. Revenue is recognized when the service has been provided and collection is reasonably assured.

Though our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. we generate revenue from the sale of food and beverage products through our restaurant. Revenue from the restaurant is recognized upon sale to a customer and receipt of payment.

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

There were no indications of impairment based on management’s assessment of these assets at September 30, 2015. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record an impairment to our goodwill and intangible assets.

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

The basic and fully diluted shares for the three and nine months ended September 30, 2015 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 436,681, Warrants – 250,000) would have had an anti-dilutive effect due to the Company generating a loss for the three and nine months ended September 30, 2015.

The basic and fully diluted shares for the three months ended September 30, 2014 are the same because the inclusion of the potential shares (Class E – 594,593) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended September 30, 2014.

Diluted net income per common share for the nine months ended September 30, 2014 was calculated based on an increased number of shares that would be outstanding assuming that the Class E preferred shares were converted to 594,593 common shares as of September 30, 2014.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management affected impairment analysis for fixed assets, goodwill and intangible assets, amounts of potential liabilities and valuation of issuance of equity securities. Actual results could differ from those estimates.

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

The Company also issues restricted shares of its common stock for share-based compensation programs to employees and non-employees. The Company measures the compensation cost with respect to restricted shares to employees based upon the estimated fair value at the date of the grant, and is recognized as expense over the period which an employee is required to provide services in exchange for the award. For non-employees, the Company measures the compensation cost with respect to restricted shares based upon the estimated fair value at measurement date which is either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions, in the form of demand deposits. At September 30, 2015, the Company had cash deposits in four financial institutions that were above FDIC limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these four financial institutions.

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

Reclassifications

In presenting the Company’s consolidated statement of operations for the nine months ended September 30, 2014, the Company reclassified merchant fees of $21,954, that were previously reflected as net revenues, to other general and administrative expenses, rent of $201,360 that was previously separately stated has been combined with other general and administrative expenses and professional fees of $506,478, that were previously combined with other general and administrative expenses, have been separately stated.

In presenting the Company’s consolidated statement of operations for the three months ended September 30, 2014, the Company reclassified merchant fees of $12,089, that were previously reflected as net revenues, to other general and administrative expenses, rent of $95,100 that was previously separately stated has been combined with other general and administrative expenses and professional fees of $322,387, that were previously combined with other general and administrative expenses, have been separately stated.

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

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value based on quoted market price (level 1) on the balance sheet in current assets.

 Change in investments in securities is summarized as follows:

Fair Value at	Proceeds from	Loss on	Change In Unrealized	Fair Value at
January 1, 2015	Sale	Sale	Gain (Loss)	September 30, 2015
$ 6,026,780	$ (2,576,667)	$ (971,257)	$ (1,314,931)	$ 1,163,925

Realized gains and losses are determined on the basis of specific identification. During the nine months ended September 30, 2015 and 2014, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	September 30, 2015	September 30, 2014

Sales proceeds	$2,576,667	$8,176,418
Gross realized (losses)	$(971,257)	$(122,122)
Gross realized gains	—	5,941,554
Gain on sale of marketable securities	$(971,257)	$5,819,432

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 1,163,925	$ 1,163,925	$ -	$ -
Money market funds	248,749	248,749	-	-
Total	$ 1,412,674	$ 1,412,674	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 6,026,780	$ 6,026,780	$ -	$ -
Money market funds	673,281	673,281	-	-
Total	$ 6,700,061	$ 6,700,061	$ -	$ -

NOTE 3 – ACQUISITION

On February 23, 2015 the Company entered into an agreement whereby, the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”), an internet company that began operations in September 2014.

The acquisition of Franklin has been accounted for as a purchase and the operations of Franklin have been consolidated since February 23, 2015, the effective date of the acquisition. The $1.7 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm. The allocation of the purchase price was as follows:

Intangible assets:
• Domains and websites	$591,229
• Covenants not to compete	79,902
Deferred tax liability	(117,741)
Goodwill	1,146,610
Purchase price	$1,700,000

The Company estimates that the intangible assets will have a life of 3.5 to 10 years.

During the period ended September 30, 2015, the Company recorded amortization expense of $40,976. As of September 30, 2015, the unamortized balance of these intangible assets amounted to $630,155. The recorded goodwill of $1,146,610 is not amortized and will be subject to impairment analysis at least annually.

The Company plans to update its purchase price allocation upon completion of an independent valuation firm’s measurement and allocation of the purchase price based upon the fair value of the acquired assets by December 2015. The Company will amend its Form 8-K filed on February 27, 2015 to include audited financial statements and pro forma information for Franklin. As Franklin did not operate in the corresponding period in the previous year, no pro-forma financial information was available.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Equipment	$130,755	$106,861
Furniture & fixtures	71,184	3,964
Leasehold improvements	347,518	274,637
	549,457	385,462
Less: accumulated depreciation and amortization	(297,471)	(230,212)
Property and Equipment, Net	$251,986	$155,250

Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $25,185 and $17,997 and for the nine months ended September 30, 2015 and 2014 was $67,259 and, $54,129, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 23, 2015, the Company acquired Franklin Networks, Inc. from Mark McGarrity and another minority shareholder. Subsequently, on March 2, 2015, Mr. McGarrity was hired as Chief Information Officer of the Company.

During the months of April, May and June, 2015 all activities of the Company’s wholly owned subsidiary Franklin Networks Inc. were conducted from shared business offices of an officer of the Company. The Company paid $2,500 per month for the use of these facilities for a total of $7,500 to this officer.

During the months of April, May, June and July 2015, the Company used consulting services of a company owned by an officer of the Company in the amount of $38,215.

During the period ended September 30, 2015, the Company used consulting services of a company owned by the Chairman of the Company in the amount of $45,000.

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

During the period ended September 30, 2015, the Company issued an aggregate of 1,679,166 shares of common stock to employees with a total fair value of $879,183 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $879,183 upon issuance. The shares issued were valued at the date of the respective agreements.

During the period ended September 30, 2015, the Company issued an aggregate of 2,420,000 shares of common stock to consultants with a total fair value of $1,280,550 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,280,550 upon issuance. The shares issued were valued at the date of the respective agreements.

On February 23, 2015 the Company issued 2,500,000 shares of the its restricted common stock valued at $1,700,000, pursuant to the acquisition of Franklin Networks, Inc. See Note 3.

Common Stock with Vesting Terms

In August 2015, the Company granted 100,000 shares of its restricted common stock to an employee pursuant to an employment agreement. The 100,000 shares vest over a period of one year with a fair value of $37,000 at the date of grant.

In February 2015, the Company granted 500,000 shares of its restricted common stock to a consultant pursuant to a consulting agreement. The 500,000 shares are forfeitable and are deemed earned upon completion of service over a period of twenty four months.

During the period ended September 30, 2015, 183,334 shares vested and as a result, the Company recognized compensation cost of $47,850. As of September 30, 2015, total unvested shares totaled 416,666 shares with compensation costs of approximately $114,200 which will be recognized in fiscal years 2016 and 2017.

Warrants

The following table summarizes certain information about the Company’s stock purchase warrants activity for the period starting December 31, 2014 up to September 30, 2015.

	Warrants	Weighted Avg. Exercise Price
December 31, 2014	—	$—
Granted	250,000	0.55
Exercised	—	—
Cancelled	—	—
September 30, 2015	250,000	$0.55

On June 22, 2015, pursuant to an employment agreement, the Company granted an employee warrants to purchase 250,000 shares of common stock at $0.55 per share. The warrants vest one year after grant and expire in one year thereafter. Total fair value of the warrants at grant date amounted to $60,914 using the Black-Scholes Option Pricing model with the following assumptions: life of 0.5 year; risk free interest rate of 0.08%; volatility of 145% and dividend yield of 0%. During the period ended September 30, 2015, the Company recorded compensation expense of $16,564 pursuant to the vesting of the warrants. In addition, the Company is obligated to issue warrants to purchase between 100,000 to 300,000 shares of common stock upon achievement of certain milestones or benchmarks by the employee. As of September 30, 2015, the Company determined that the probability of achievement of these milestones or benchmark is remote. The Company will make a determination on the probability of its achievement in future reporting period.

At September 30, 2015, the aggregate intrinsic value of the warrants outstanding was $0. Future unamortized compensation expense on the unvested outstanding warrants at September 30, 2015 is $44,350.

NOTE 7 – SEGMENT REPORTING

The Company operated in one segment during 2014, but concurrent with the acquisition of Franklin Networks, Inc. on February 23, 2015 (see Note 3), we operate in two segments: Digital Media and Restaurant, which provide different products or services.

Digital Media Segment - Through our wholly owned subsidiary Franklin Networks, Inc., the Company produces content for websites and attracts visitors to our sites, and then we programmatically sell advertising on our sites, which generates revenue. Through our wholly owned subsidiary SPYR APPS, LLC, the Company is expanding its digital media presence into the mobile app industry.

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

Information related to these segments is as follows:

REPORTABLE SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$392,553	$1,217,635	$—	$1,610,188
Cost of sales	—	358,248	—	358,248
General and administrative	1,186,349	676,125	3,528,904	5,391,378
Depreciation and amortization	41,423	55,720	11,092	108,235
Operating income (loss)	$(835,219)	$127,542	$(3,539,996)	$(4,247,673)

Current assets	90,227	$271,126	$8,185,228	$8,546,581
Fixed assets	6,715	115,445	129,826	251,986
Intangible assets and goodwill	1,776,765	—	25,202	1,801,967
Other non-current assets	—	16,610	5,689	22,299
Total assets	$1,873,707	$403,181	$8,345,945	$10,622,833

REPORTABLE SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$—	$1,113,305	$—	$1,113,305
Cost of sales	—	372,274	—	372,274
General and administrative	—	609,937	558,624	1,168,561
Depreciation and amortization	—	54,129	—	54,129
Operating Loss	$—	$76,965	$(558,624)	$(481,659)

Current assets	$—	$220,855	$12,879,694	$13,100,549
Fixed assets	—	155,250	—	155,250
Intangible assets and goodwill	—	—	5,000	5,000
Other non-current assets	—	15,000	—	15,000
Total assets	$—	$391,105	$12,884,694	$13,275,799

REPORTABLE SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

2015
Revenues	$21,169	$444,507	$—	$465,676
Cost of sales	—	155,083	—	155,083
General and administrative	514,885	254,207	379,579	1,148,671
Depreciation and amortization	20,845	19,146	5,682	45,673
Operating income (loss)	$(514,561)	$16,071	$(385,261)	$(883,751)

	Digital Media	Restaurants	Corporate	Consolidated

2014
Revenues	$—	$373,664	$—	$373,664
Cost of sales	—	140,725	—	140,725
General and administrative	—	187,145	347,367	534,512
Depreciation and amortization	—	17,997	—	17,997
Operating Loss	$—	$27,797	$(347,367)	$(319,570)

NOTE 8 – SUBSEQUENT EVENTS

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of its convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt and will vigorously defend this lawsuit. Based upon available information at this very early stage of litigation it is the opinion of management and belief of in-house counsel that the Company will obtain a favorable ruling and no amount will be awarded to the plaintiff in this action. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations - SPYR, Inc. (formerly Eat At Joe’s Ltd) intends to maintain its restaurant operations as they currently exist and does not anticipate the hiring of new full-time employees or the need for additional funds to satisfy cash requirements for the restaurant operation.

Through its wholly-owned subsidiary, Franklin, the Company plans to develop its internet and digital holdings and operations by exploring opportunities for additional acquisitions in the digital media, software and related services realms.

Through its wholly-owned subsidiary SPYR APPS, LLC, the Company is expanding its digital media presence into the mobile app and game industry,

The Company intends to utilize cash on hand to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of our business plans generally.

The Company may also decide to diversify, through acquisition or otherwise, in other unrelated business areas if opportunities present themselves.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2015 TO 2014

Results of Operations - For the nine months ended September 30, 2015 the Company had a net loss before income taxes of approximately $6,517,000 compared to income of approximately $5,388,000 for the nine months ended September 30, 2014. This change is due primarily to decreases in the amount of realized and unrealized gains on the sale of marketable securities of approximately $8,590,000, increased operating expenses of approximately $4,277,000, partially offset by increased gross margin of $511,000, increased interest and dividend income of $11,000 and reduced related party interest expense of $440,000.

More detailed explanation of the nine months ended September 30, 2015 and 2014 changes are included in the applicable segment discussions following.

Total Revenues - For the nine months ended September 30, 2015 and 2014, the Company had total sales of approximately $1,610,000 and $1,113,000, respectively, for an increase of approximately $497,000 or 45%. For the nine months ended September 30, 2015, revenues included approximately $392,000 in advertising revenues from our newly acquired Digital Media Publishing and Advertising subsidiary and approximately $1,218,000 in restaurants revenues. Management plans to expand its internet and digital holdings and operations by exploring opportunities for additional acquisitions in the digital media realm, including additional websites to expand its digital publishing presence, and expanding its mobile application and game development, all of which will be used to support our digital advertising and monetization efforts. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor increased approximately $1,289,000 to $1,562,000 from $273,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Approximately $966,000 of this is due to hiring the executive officers during February and March of 2015. Of this amount, approximately $258,000 was paid in cash and $708,000 was paid in restricted stock recorded at fair value. Approximately $226,000 of the increase is due to hiring additional employees for our digital media operations. Of this amount, approximately $202,000 was paid in cash and $24,000 was paid in restricted stock and warrants recorded at fair value. The cost of labor is expected to increase in 2015 as a result of these new administrative compensation agreements.

The cost of rent decreased approximately 2% as a percentage of sales from 2014 to 2015. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. The Company’s wholly owned subsidiary, Franklin Networks, Inc. paid $2,500 per month rent during 2nd quarter, and $1,000 during the month of July for the use of shared business offices of an officer of the Company. Effective August 1, 2015, Franklin Networks, Inc. pays $1,030 per month for office space located in Franklin Tennessee. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,487 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver and will further increase our rent expense for the remainder of 2015.

General and administrative expenses increased approximately $2,988,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase can be attributed primarily to professional fees, which increased by approximately $1,822,000, Digital media and marketing expenses of $683,000, depreciation and amortization of $54,000, and other general and administrative cost of $429,000. With regard to professional fees, approximately $1,322,000 is due to the issuance of 2,920,000 shares of restricted common stock of which, 500,000 shares of restricted common stock issued to third parties for legal services recorded at fair value of $295,000, and 2,420,000 shares of restricted common stock issued to third parties for consulting services recorded at fair value of $1,027,000. The Company paid approximately $421,000 in consulting fees for investor and public relations. The remaining $79,000 increase is due to increased accounting and other professional service needs.

Interest expense decreased approximately $440,000 for the nine months ended September 30, 2014 due to the settlement of the related party notes payable as of December 31, 2014 and management does not anticipate further borrowing during 2015.

The Company had unrealized losses on trading securities of approximately $1,315,000 for the nine months ended September 30, 2015 compared to unrealized gains of $484,000 for the nine months ended September 30, 2014. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company realized losses from the sale of trading securities of approximately $971,000 for the nine months ended September 30, 2015, compared to realized gains of approximately $5,819,000 for the nine months ended September 30, 2014. Realized gains and losses are the difference between the selling prices and purchase costs of the underlying securities.

As of December 31, 2014, the Company had deferred tax assets arising from net operating loss carry-forwards, unrealized losses on marketable securities and deductible temporary differences of approximately $2,700,000. During the nine months ended September 30, 2015, the Company increased its net operating loss carry-forwards by approximately $4,295,000 and used approximately $56,000 in deductible temporary differences.

Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $2,491,000 against these potential future tax benefits. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2015 TO 2014

Results of Operations - For the three months ended September 30, 2015 the Company had a net loss before income taxes of approximately $1,592,000 compared to a loss of approximately $230,000 for the three months ended September 30, 2014. This change is due primarily to decreases in the amount of realized and unrealized gains on the sale of marketable securities of approximately $949,000, increased operating expenses of approximately $641,000, partially offset by increased gross margin of $77,000, increased interest and dividend income of $4,000 and reduced related party interest expense of $147,000.

Total Revenues - For the three months ended September 30, 2015 and 2014, the Company had total sales of approximately $466,000 and $374,000, respectively, for an increase of approximately $92,000 or 25%. For the three months ended September 30, 2015, revenues included approximately $21,000 in advertising revenues from our newly acquired Digital Media Publishing and Advertising subsidiary and approximately $445,000 in restaurants revenues. Management plans to develop its internet and digital holdings and operations by exploring opportunities for additional acquisitions in the digital media, software and related services realms, and expand its mobile application and game development activities. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor increased approximately $335,000 to $422,000 from $87,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Approximately $127,000 of this is due to hiring the executive officers during February and March of 2015. Of this amount, approximately $105,000 was paid in cash and $22,000 was paid in restricted stock recorded at fair value. Approximately $142,000 of the increase is due to hiring additional employees for our digital media operations. Of this amount, approximately $135,000 was paid in cash and $7,000 was paid in restricted stock and warrants recorded at fair value. The cost of labor is expected to increase in 2015 as a result of these new administrative compensation agreements and the expansion of operations support staff.

The cost of rent decreased approximately 3% as a percentage of sales from 2014 to 2015. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. The Company’s wholly owned subsidiary, Franklin Networks, Inc. paid $2,500 per month rent during 2nd quarter, and $1,000 during the month of July for the use of shared business offices of an officer of the company. Effective August 1, 2015, Franklin Networks, Inc. pays $1,030 per month for office space located in Franklin Tennessee. Beginning May 1, 2015, the Company moved into its new administrative offices in Denver, Colorado and began recording lease expense of $5,487 per month pursuant to this lease agreement. On October 1, 2015, we are added additional square footage that more than doubled our administrative office space in Denver and will further increase our rent expense for the remainder of 2015.

General and administrative expenses increased approximately $308,000 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase can be attributed primarily to professional fees, which decreased by approximately $136,000, Digital media and marketing expenses of $210,000, depreciation and amortization of $28,000, and increased other general and administrative cost of $206,000 relating to rent, consulting, accounting and legal service needs.

Interest expense decreased approximately $147,000 for the three months ended September 30, 2014 due to the settlement of the related party notes payable as of December 31, 2014 and management does not anticipate further borrowing during 2015.

The Company had unrealized losses on trading securities of approximately $228,000 for the three months ended September 30, 2015 compared to unrealized gains of $234,000 for the three months ended September 30, 2014. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company realized losses from the sale of marketable securities of approximately $486,000 for the three months ended September 30, 2015, compared to no realized gains or losses for the three months ended September 30, 2014. Realized gains and losses are the difference between the selling prices and purchase costs of the underlying securities.

Digital Media Segment:

Results of Operations – For the period since acquisition on February 23, 2015 to September 30, 2015 the Digital Media segment had a net loss before income taxes of approximately $835,000.

Revenues – For the period since acquisition of February 23, 2015 to September 30, 2015, the Digital Media segment had total sales of approximately $392,000. Management plans to develop its internet and digital holdings and operations by exploring opportunities for additional acquisitions in the digital media, software and related services realms, and expands its mobile application and game development activities.

General and Administrative Expenses – For the period since acquisition of February 23, 2015 to September 30, 2015, the Digital Media segment had total selling, general and administrative expenses of approximately $1,228,000, which included professional fees of approximately $40,000, digital marketing expenses of approximately $626,000, Labor and related expenses of approximately $292,000, rent expense of approximately $11,000, depreciation and amortization expense of approximately $41,000, and other general and administrative costs of approximately $218,000.

 Restaurant Segment:

Results of Operations – For the nine months ended September 30, 2015 the Restaurant segment had net income before income taxes of approximately $128,000 compared to a net income of approximately $77,000 for the nine months ended September 30, 2014 This change is due primarily to an increase in revenues of approximately $105,000, and a decreased in cost of sales of approximately $14,000.

Revenues – For the nine months ended September 30, 2015 and 2014, the Restaurant segment had sales of approximately $1,218,000 and $1,113,000, respectively, for an increase of approximately $105,000 or 9%. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs of Sales – For the nine months ended September 30, 2015 and 2014, the Restaurant segment had costs of sales of approximately $358,000 and $372,000, respectively, for a decrease of approximately $14,000 or 4%. Costs of sales include the costs of food, beverage, and kitchen.

General and Administrative Expenses – For the nine months ended September 30, 2015 and 2014, the Restaurant segment had general and administrative expenses of approximately $732,000 compared to approximately $664,000 for the nine months ended September 30, 2014.

The increased revenue and decreased costs and expenses is attributed to personnel changes in restaurant management and employees leading to greater productivity, increased customer satisfaction, expanded repeat customer base, better price negotiation with suppliers and reduced product waste.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated a net loss for the nine months ended September 30, 2015 of approximately $6,517,000. As of September 30, 2015, the Company had current assets of approximately $8,547,000, which included cash and cash equivalents of approximately $7,256,000, and trading securities of approximately $1,164,000. While the Company believes it has sufficient cash and cash equivalents to carry out its operating plans for the next twelve to twenty-four months, there can be no assurance the Company will be able to successfully execute its plans at the anticipated level or that additional debt or equity financing will not be needed, or will be available on terms acceptable to the Company.

During the nine months ended September 30, 2015 and 2014, the Company has met its capital requirements through the sale of its trading securities for proceeds of $2,577,000 and $8,176,000, respectively.

Operating Activities - For the nine months ended September 30, 2015, the Company used cash for operating activities of $2,130,213. For the nine months ended September 30, 2014, the Company used cash for operating activities of $434,200. This change is due primarily to our expansion efforts into the digital media publishing, advertising and gaming industry, the addition of new management and operations personnel and the resulting increases in operating expenses during the nine months ended September 30, 2015 over the nine months ended September 30, 2014, including labor and related expenses, rent, professional fees, digital media marketing expenses and other general and administrative expenses.

Investing Activities - During the nine months ended September 30, 2015, the Company received $2,576,667 in cash proceeds from sales of trading securities and used cash of $184,197 for the purchase of property plant and equipment and domain names. During the nine months ended September 30, 2014, the Company received $8,176,418 in cash proceeds from sales of trading securities, used cash of $1,948,282 for the purchase of trading and available for sale securities and used cash of $5,000 for the purchase of domain names. As of September 30, 2015, the Company owns trading securities valued at $1,163,925.

Financing Activities - During the nine months ended September 30, 2015 and 2015, the Company did not engage in any financing activities.

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

As of September 30, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of its convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt and will vigorously defend this lawsuit. Based upon available information at this very early stage of litigation it is the opinion of management and belief of in-house counsel that the Company will obtain a favorable ruling and no amount will be awarded to the plaintiff in this action. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2015, the Company issued 25,000 restricted common shares as part of the base salary pursuant to employment contracts with an officer of the Company. These shares were recorded at fair value of $9,250 in the statement of operations and comprehensive income as part of Labor and related expenses for the nine months ended September 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On August 1, 2015, the Company issued 100,000 restricted common shares as part of the base salary pursuant to employment contracts with an employee of the Company. These shares were recorded at fair value of $6,167 in the statement of operations and comprehensive income as part of Labor and related expenses for the nine months ended September 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On August 31, 2015, the Company issued 25,000 restricted common shares as part of the base salary pursuant to employment contracts with an officer of the Company. These shares were recorded at fair value of $6,250 in the statement of operations and comprehensive income as part of Labor and related expenses for the nine months ended September 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On August 31, 2015, the Company issued 2,083 restricted common shares as part of the base salary pursuant to employment contracts with an employee of the Company. These shares were recorded at fair value of $521 in the statement of operations and comprehensive income as part of Labor and related expenses for the nine months ended September 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On September 30, 2015, the Company issued 25,000 restricted common shares as part of the base salary pursuant to employment contracts with an officer of the Company. These shares were recorded at fair value of $6,253 in the statement of operations and comprehensive income as part of Labor and related expenses for the nine months ended September 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On September 30, 2015, the Company issued 2,083 restricted common shares as part of the base salary pursuant to employment contracts with an employee of the Company. These shares were recorded at fair value of $521 in the statement of operations and comprehensive income as part of Labor and related expenses for the nine months ended September 30, 2015. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

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

Dated: November 16, 2015

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

