Form 10-K
period 2015-12-31
SPYR, Inc.
filed 2016-03-24
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 33-20111

SPYR, INC.

(Exact Name of registrant as specified in its charter)

Nevada	75-2636283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4643 S. Ulster St. 1510
Denver, CO	80237
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 991-8000

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

Yes [X] No [ ]

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

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $31,131,863 based on 56,042,958 non affiliate shares outstanding at $0.5555 per share.

As of March 9, 2016, there were 153,108,127 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 674,855 common shares), par value $0.0001.

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

None

2

SPYR, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

PART I

ITEM 1. BUSINESS

General

The primary focus of SPYR, Inc. (the “Company”) is to act as a holding company and develop a portfolio of profitable subsidiaries, not limited by any particular industry or business.

We currently own two operating subsidiaries, one in the restaurant industry and another in the digital technology industry, each having their own particular focus.

Through our wholly owned subsidiary, SPYR APPS, LLC, we operate a mobile games business. The focus of SPYR APPS is on the development and publication of its own mobile games as well as the publication of games developed by third-party developers. SPYR APPS, LLC was formed in March 2015. During 2015 we developed and published 3 games which are available in the Apple app store and Google play store. In December 2015, we entered into 2 co-publishing agreements for 2 additional games.

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we own and operate a theme restaurant. The restaurant “Eat at Joe’s” ® is located in the Philadelphia International Airport and has been in operations since 1997.

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

On February 23, 2015, the Company issued an aggregate of 2.5 million shares of the its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of an internet company, Franklin Networks, Inc. (Franklin). By virtue of the agreement, the Company acquired the assets and business of Franklin including, but not limited to: employment contracts, consulting contracts, customer lists, customer relationships, trade secrets, trade designs, technical expertise, know how, proposals, internet web domains, internet web sites, trade names, and other intellectual property, and contractual relationships with Ad Service providers.

On December 31, 2015, the Company unwound the Franklin agreement via a separate Unwind Agreement. Pursuant to the Unwind Agreement, Franklin returned all of the Company’s stock to Company in exchange for the return of the shares of Franklin stock, the Franklin web domains, websites, trade names and contractual relationships with Ad Service providers. The Company retained all mobile game-related IP and contractual agreements.

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

The Company has the following wholly owned subsidiaries:

•	SPYR APPS, LLC a Nevada Limited Liability Company;
•	E.A.J.: PHL, Airport Inc. a Pennsylvania corporation; and
•	E.A.J. Market East, Inc., a Nevada corporation.

Through our wholly owned subsidiary SPYR APPS, LLC, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery. The Company’s gaming applications can be downloaded through Apple and Google, and the Company receives revenue from sale of advertising provided with games.

Each of the E.A.J. subsidiaries was organized to operate a single restaurant. Though our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. we generate revenue from the sale of food and beverage products through our theme restaurant located in Philadelphia, Pennsylvania. Revenue from the restaurant is recognized upon sale to a customer and receipt of payment.

Our subsidiary E.A.J. Market East, Inc. is dormant.

All administrative activities of the Company have been conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583. Beginning May 2015, administrative activities have been conducted from the Company’s new corporate headquarters located at 4643 South Ulster Street, Suite 1510, Denver, Colorado.

OPERATING LOSSES

The Company has incurred net losses from operations of approximately $3,981,000 and $4,190,000 for the years ended December 31, 2015 and 2014, respectively. Such operating losses reflect developmental and other administrative costs for 2015 and 2014. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

Revenues are not yet sufficient to support the Company’s operating expenses and are not expected to reach such levels until the Company implements a plan of expansion through acquisitions and/or building a portfolio of mobile games developed and/or published under its umbrella. The Company may seek additional financing in the future to help fund such expansion and growth. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

GOVERNMENT REGULATION

The Company is subject to all pertinent Federal, State, and Local laws governing its business. Each subsidiary is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company’s operations are also subject to Federal and State minimum wage laws governing such matters as working conditions, overtime and tip credits.

COMPETITION

The Company faces competition from a wide variety of participants in the mobile games industry and restaurants, many of which have substantially greater financial, marketing and technological resources than the Company.

EMPLOYEES

As of December 31, 2015, the Company had approximately 20 employees, none of whom is represented by a labor union.

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

ITEM 2. PROPERTIES

All administrative activities of the Company are conducted from the Company’s headquarters located at 4643 South Ulster Street, Suite 1510, Denver, Colorado.

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015. The lease expires December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,148 to $152,485.

The Company’s wholly-owned subsidiary E.A.J.: PHL, Airport Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated July 6, 2010. E.A.J.: PHL, Airport Inc. pays $14,000 per month basic rent plus 20% of gross revenues above $1,200,000 under the lease that expires April 30, 2017.

ITEM 3. LEGAL PROCEEDINGS

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of its convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not valid and will vigorously defend this lawsuit. Based upon available information at this very early stage of litigation it is the opinion of management and belief of in-house counsel that the Company will obtain a favorable ruling and no amount will be awarded to the plaintiff in this action. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

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

	High	Low
2015
First Quarter	$0.74	$0.17
Second Quarter	$0.99	$0.36
Third Quarter	$0.57	$0.18
Fourth Quarter	$0.29	$0.16
2014
First Quarter	$0.35	$0.03
Second Quarter	$0.29	$0.19
Third Quarter	$0.23	$0.13
Fourth Quarter	$0.30	$0.10

DIVIDENDS

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2015 was approximately 1,762.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations – SPYR, Inc. operates in two separate and distinct segments: Digital Media and Restaurant. The Digital Media segment includes developing, publishing, co-publishing and marketing mobile games and applications. The Restaurant segment includes owning and operating an “American Diner” theme restaurant called “Eat at Joe’s”®.

Through our wholly owned subsidiary SPYR APPS, LLC, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. Our primary focus is on the development and expansion of our mobile games and applications. We anticipate we will need to hire 1-2 additional employees during 2016 to help with the development and marketing of existing and future games and application.

Though our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. we generate revenue from the sale of food and beverage products through our theme restaurant located in Philadelphia, Pennsylvania. We plan to maintain the restaurant operations as they currently exist and do not anticipate the hiring of new full-time employees or the need for additional funds to satisfy cash requirements for the restaurant operation.

The Company intends to utilize cash on hand to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of our business plans generally.

The Company may also decide to diversify, through acquisition or otherwise, in other unrelated business areas if opportunities present themselves.

COMPARISON OF 2015 TO 2014

The consolidated results of continuing operations are as follows:

	Digital Media	Restaurants	Corporate	Consolidated

Year Ended December 31, 2015
Revenues	$6,153	$1,590,659	$—	$1,596,812
Cost of sales	—	472,986	—	472,986
Labor and related expenses	161,484	434,535	1,122,617	1,718,636
Rent	—	293,732	64,319	358,051
Depreciation and amortization	—	74,441	23,526	97,967
Professional fees	50,100	6,772	2,217,411	2,274,283
Other general and administrative	202,486	181,762	271,309	655,557
Operating income (loss)	$(407,917)	$126,431	$(3,699,182)	$(3,980,668)

Year Ended December 31, 2014
Revenues	$—	$1,450,887	$—	$1,450,887
Cost of sales	—	510,089	—	510,089
Labor and related expenses	—	332,669	—	332,669
Rent	—	253,819	—	253,819
Depreciation and amortization	—	72,048	—	72,048
Marketing and promotional - related party	—	—	2,260,850	2,260,850
Professional fees	—	—	1,947,608	1,947,608
Other general and administrative	—	218,449	45,204	263,653
Operating income (loss)	$—	$63,813	$(4,253,662)	$(4,189,849)

Results of Operations - For the year ended December 31, 2015 the Company had a loss from continuing operations before income taxes of approximately $6,600,000 compared to income from continuing operations before income taxes of approximately $3,231,000 for the year ended December 31, 2014. This change is due primarily to decreases in the amount of realized and unrealized gains on the sale of marketable securities of approximately $10,639,000, partially offset by decreased operating expenses of approximately $27,000, increased gross margin of $183,000, increased interest and dividend income of $11,000 and reduced related party interest expense of $587,000.

More detailed explanation of the year ended December 31, 2015 and 2014 changes are included in the applicable segment discussions following.

Total Revenues - For the years ended December 31, 2015 and 2014, the Company had total sales of approximately $1,597,000 and $1,451,000, respectively, for an increase of approximately $146,000 or 10%. For the year ended December 31, 2015, revenues included approximately $6,000 in advertising revenues from our newly created Digital Media Mobile Games Publishing and Advertising subsidiary and approximately $1,591,000 in restaurant revenues. Management plans to expand its mobile application and game development and monetization efforts and expects increased revenues in this segment in the coming year. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor increased approximately $1,386,000 to $1,719,000 from $333,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014. Approximately $1,123,000 of this is due to hiring executive officers during 2015. Of this amount, approximately $351,000 was paid in cash and $772,000 was paid in restricted stock recorded at fair value. Approximately $161,000 of the increase is due to hiring additional employees for our digital media operations. Of this amount, approximately $137,000 was paid in cash and $24,000 was paid in restricted stock recorded at fair value. The cost of labor is expected to increase in 2016 as a result of these new administrative compensation agreements and in conjunction with expansion of the digital media operations.

The cost of rent increased approximately 4% as a percentage of sales from 2014 to 2015. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,487 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver and further increased our rent expense for the year.

Depreciation and amortization expenses increased by approximately $26,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014. This is attributable to depreciation and amortization expenses on the purchase of office equipment, furniture and fixtures and leasehold improvements for the new corporate headquarters in Denver Colorado of approximately $192,000, new restaurant equipment of approximately $16,000, and the purchase of approximately $20,000 of intangible assets during 2015.

Marketing and promotional expenses decreased by approximately $2,260,850. During 4th quarter 2014 the Company spent approximately $2,261,000 in marketing and promotional fees for a company awareness campaign. The marketing fees were paid to a company owned by Mark McGarrity, who subsequently became a minority shareholder and Chief Information Officer of the Company. There were no corresponding amounts during the year ended December 31, 2015.

Professional fees increased approximately $326,000 from approximately $1,948,000 in 2014 to approximately $2,274,000 in 2015. Professional fees during 2015 included 500,000 shares of restricted common stock issued to third parties for legal services recorded at fair value of $295,000, and 2,420,000 shares of restricted common stock issued to third parties for consulting services recorded at fair value of $1,031,000. The Company paid approximately $519,000 in consulting fees for investor and public relations. The remaining $429,000 is due to accounting and other professional service needs.

Other general and administrative expenses increased approximately $392,000 for the year months ended December 31, 2015 compared to the year months ended December 31, 2014. The increase can be attributed primarily to insurance, which increased by approximately $79,000, research and development costs of approximately $71,000, travel costs of approximately $64,000, and various other general and administrative costs of $178,000.

Interest expense decreased approximately $587,000 for the year ended December 31, 2015. This decrease is due to accrued interest on notes payable to related parties. The notes payable were settled in full as of December 31, 2014. There were no further amounts borrowed during 2015 and management does not anticipate borrowing during 2016.

The Company had unrealized losses on trading securities of approximately $1,181,000 for the year ended December 31, 2015 compared to unrealized gains of $2,007,000 for the year ended December 31, 2014. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company realized losses from the sale of trading securities of approximately $1,461,000 for the year ended December 31, 2015, compared to realized gains of approximately $5,989,000 for the year ended December 31, 2014. Realized gains and losses are the difference between the selling prices and purchase costs of the underlying securities.

As of December 31, 2015, the Company had deferred tax assets arising from net operating loss carry-forwards, unrealized losses on marketable securities, capital loss carry overs and deductible temporary differences of approximately $7,000,000 compared to $2,700,000 in deferred tax assets at December 31, 2014. During the year ended December 31, 2015, the Company increased its net operating loss carry-forwards by approximately $2,700,000, increased it capital loss carry-overs by approximately $2,200,000 and used approximately $600,000 in deductible temporary differences.

Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $1,905,000 against these potential future tax benefits. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

Digital Media Segment:

Digital Media

	2015	2014	Difference	%
Revenues	$6,153	$—	$6,153	100%
General and administrative	414,070	—	414,070	100%
Operating Loss	$(407,917)	$—	$(407,917)	100%

Results of Operations – For the period since organization of our wholly owned subsidiary SPYR APPS, LLC on March 24, 2015 to December 31, 2015 the Digital Media segment had a net loss before income taxes of approximately $408,000.

Revenues – For the period since March 24, 2015 to December 31, 2015, the Digital Media segment had total sales of approximately $6,000. Management plans to expand its mobile games and application development activities by developing and/or publishing mobile games and/or applications through acquisition and/or development of its own intellectual property and publishing agreements with developers.

General and Administrative Expenses – For the period between March 24, 2015 and December 31, 2015, the Digital Media segment had total selling, general and administrative expenses of approximately $414,000, which included Labor and related expenses of approximately $161,000, of which approximately $137,000 was paid in cash and $24,000 was paid in restricted stock recorded at fair value, digital marketing expenses of approximately $125,000, research and development of approximately $67,000, professional fees of approximately $50,000, and other general and administrative costs of approximately $11,000.

Restaurant Segment:

Restaurants

	2015	2014	Difference	%
Revenues	$1,590,659	$1,450,887	$139,772	10%
Cost of sales	472,986	510,089	(37,103)	-7%
General and administrative	916,801	804,937	111,864	14%
Depreciation and amortization	74,441	72,048	2,393	3%
Operating Income	$126,431	$63,813	$62,618	98%

Results of Operations – For the year ended December 31, 2015 the Restaurant segment had net income before income taxes of approximately $126,000 compared to a net income of approximately $64,000 for the year ended December 31, 2014 This change is due primarily to an increase in revenues of approximately $140,000, and a decreased in cost of sales of approximately $37,000.

Revenues – For the years ended December 31, 2015 and 2014, the Restaurant segment had sales of approximately $1,591,000 and $1,451,000, respectively, for an increase of approximately $140,000 or 10%. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs of Sales – For the years ended December 31, 2015 and 2014, the Restaurant segment had costs of sales of approximately $473,000 and $510,000, respectively, for a decrease of approximately $37,000 or 7%. Costs of sales include the costs of food, beverage, and kitchen.

General and Administrative Expenses – For the years ended December 31, 2015 and 2014, the Restaurant segment had general and administrative expenses of approximately $917,000 compared to approximately $805,000 for the year ended December 31, 2014.

The increased revenue and decreased costs and expenses is attributed to personnel changes in restaurant management and employees leading to greater productivity, increased customer satisfaction, expanded repeat customer base, better price negotiation with suppliers and reduced product waste.

DISCONTINUED OPERATIONS

On February 23, 2015 the Company entered into an agreement whereby, the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”) and internet company that began operations in September 2014. The acquisition of Franklin had been accounted for as a purchase and the operations of Franklin have been consolidated since the date of the acquisition. The $1.7 million purchase price was allocated based upon the fair value of the acquired assets which consists of intangible assets of $671,131, deferred tax liability of $117,741 and goodwill of $1,146,610, as determined by management with the assistance of an independent valuation firm.

On December 31, 2015, the Company and the former owners of Franklin, McGarrity, Palm and Pilgrim agreed to unwind the agreement and return the original consideration exchanged in the contract. As a result, the Company recognized a loss of $1,638,536 due to the write off of the unamortized intangible assets, goodwill and deferred tax liability, reduced by the fair value of the 2.5 million shares of common stock returned to the Company amounting to $500,000 or a net amount of $1,138,536. In addition, the Company also recognized a loss from discontinued operations of $1,205,988 which includes stock-based compensation of $279,258.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated a net loss from continuing operations for the year ended December 31, 2015 of approximately $6,600,000. As of December 31, 2015, the Company had current assets of approximately $7,385,000, which included cash and cash equivalents of approximately $6,904,000, and trading securities of approximately $324,000. While the Company believes it has sufficient cash and cash equivalents to carry out its operating plans for the next twelve to twenty-four months, there can be no assurance the Company will be able to successfully execute its plans at the anticipated level or that additional debt or equity financing will not be needed, or will be available on terms acceptable to the Company.

During the years ended December 31, 2015 and 2014, the Company has met its capital requirements through the sale of its trading securities for proceeds of $3,061,000 and $8,579,000, respectively.

Operating Activities - For the year ended December 31, 2015, the Company used cash for operating activities of $2,916,014. This is due primarily to our expansion efforts into the digital media publishing, advertising and gaming industry, the addition of new management and operations personnel and the resulting increases in operating expenses during the year ended December 31, 2015. For the year ended December 31, 2014, the Company used cash for operating activities of $2,860,437. This is due primarily to marketing and promotional fees for a company awareness campaign.

Investing Activities - During the year ended December 31, 2015, the Company received $3,060,675 in cash proceeds from sales of trading securities and used cash of $234,954 for the purchase of property plant and equipment and domain names. During the year ended December 31, 2014, the Company received $8,579,373 in cash proceeds from sales of trading securities, used cash of $1,992,035 for the purchase of trading and available for sale securities and used cash of $5,000 for the purchase of domain names. As of December 31, 2015, the Company owns trading securities valued at $324,444.

Financing Activities - During the year ended December 31, 2015, the Company did not engage in any financing activities. During the year ended December 31, 2014, we issued 4 million shares of common stock for cash of $1,600,000.

After the completion of its expansion plans, the Company expects future development and expansion will be financed through cash flows from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

Government Regulations - The Company is subject to all pertinent Federal, State, and Local laws governing its business. Each subsidiary is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions, overtime and tip credits.

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

Loss Contingencies

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

Investments

The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the year included in earnings. Gains from the sales of such marketable securities are utilized to fund our ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of our business plans generally.

Recent Accounting Pronouncements

See Note 1 of the consolidated financial statements for discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SPYR, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SPYR, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPYR, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 24, 2016

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,903,887	$6,994,180
Accounts receivable, net	7,701	4,271
Inventory	12,957	14,499
Prepaid expenses	55,533	60,819
Capitalized licensing rights	80,000	—
Trading securities, at market value	324,444	6,026,780
Total Current Assets	7,384,522	13,100,549

Property and equipment, net	274,886	155,250
Intangible assets, net	21,307	5,000
Other assets	22,299	15,000
TOTAL ASSETS	$7,703,014	$13,275,799

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	104,871	$72,550
Related party accounts payable	7,506	270,000
Total Current Liabilities	112,377	342,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of December 31, 2015 and 2014	11	11
20,000 Class E shares issued and outstanding
as of December 31, 2015 and 2014	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized
151,508,127 and 140,627,710 shares issued and outstanding
as of December 31, 2015 and December 31, 2014	15,151	14,063
Common stock issuable, 0 and 5,500,000 shares
as of December 31, 2015 and December 31, 2014	—	987,500
Additional paid-in capital	31,269,822	26,681,601
Accumulated deficit	(23,694,349)	(14,749,928)
Total Stockholders’ Equity	7,590,637	12,933,249
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,703,014	$13,275,799

The accompanying notes are an integral part of these consolidated financial statements.
15

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

Revenues	$1,596,812	$1,450,887
Cost of sales	472,986	510,089
Gross Margin	1,123,826	940,798

Expenses
Labor and related expenses	1,718,636	332,669
Rent	358,051	253,819
Depreciation and amortization	97,967	72,048
Marketing and promotional - related party	—	2,260,850
Professional fees	2,274,283	1,947,608
Other general and administrative	655,557	263,653
Total Operating Expenses	5,104,494	5,130,647
Operating Loss	(3,980,668)	(4,189,849)

Other Income (Expense)
Interest and dividend income	22,432	11,209
Interest expense - related party	—	(587,294)
Change in unrealized gain (loss) on trading securities	(1,181,085)	2,007,374
Gain (loss) on sale of marketable securities	(1,460,576)	5,989,218
Total Other Income (Expense)	(2,619,229)	7,420,507

Income (Loss) Before Income Taxes	(6,599,897)	3,230,658
Provision for income taxes	—	(1,040,000)
Income (Loss) from continuing operations	(6,599,897)	2,190,658

Discontinued Operations
Loss from operations from discontinued operations	(1,205,988)	—
Loss on rescission of discontinued operations	(1,138,536)	—
Loss on discontinued operations	(2,344,524)	—

Net Income (Loss)	$(8,944,421)	$2,190,658

Per Share Amounts
Income (Loss) from continuing operations
Basic earnings per share	$(0.04)	$0.02
Diluted earnings per share	$(0.04)	$0.01

Loss on discontinuing operations
Basic and Diluted earnings per share	$(0.02)	$—

Net Income (Loss)
Basic earnings per share	$(0.06)	$0.02
Diluted earnings per share	$(0.06)	$0.01

Weighted Average Common Shares
Basic	152,346,182	136,649,628
Diluted	152,346,182	164,052,726

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014

									Cummulative
	Preferred Stock						Common	Additional	Unrealized
	Class A		Class E		Common Stock		Stock	Paid-in	Gains (Losses	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	on Securities	Deficit	Total
Balance at December 31, 2013	—	$—	20,000	$2	136,627,710	$13,663	$—	$14,049,715	$(1,285,009)	$(15,655,577)	$(2,877,206)
Common stock issued for cash	—	—	—	—	4,000,000	400	—	1,599,600	—	—	1,600,000
Preferred stock issued in settlement of related party debt	107,636	11	—	—	—	—	—	10,763,600	—	—	10,763,611
Forgiveness of accrued interest on related party debt	—	—	—	—	—	—	—	268,686	—	—	268,686
Transfer of unrealized gain on available-for-sale securities to trading securities	—	—	—	—	—	—	—	—	1,285,009	(1,285,009)	—
Common stock issuable for employee signing bonuses	—	—	—	—	—	—	987,500	—	—	—	987,500
Net income	—	—	—	—	—	—	—	—	—	2,190,658	2,190,658
Balance at December 31, 2014	107,636	11	20,000	2	140,627,710	14,063	987,500	26,681,601	—	(14,749,928)	12,933,249

Common stock issued for employee signing bonuses	—	—	—	—	5,500,000	550	(987,500)	986,950	—	—	—
Common stock issued for employee compensation	—	—	—	—	2,360,417	236	—	1,075,190	—	—	1,075,426
Common stock issued for professional fees	—	—	—	—	2,420,000	242	—	1,264,891	—	—	1,265,133
Common stock issued for acquisition of Franklin Networks, Inc.	—	—	—	—	2,500,000	250	—	1,699,750	—	—	1,700,000
Common stock cancelled on rescinded acquisition of Franklin Networks, Inc.	—	—	—	—	(2,500,000)	(250)	—	(499,750)	—	—	(500,000)
Vesting of shares of common stock issued for services	—	—	—	—	600,000	60	—	61,190	—	—	61,250
Net loss	—	—	—	—	—	—	—	—	—	(8,944,421)	(8,944,421)
Balance at December 31, 2015	107,636	$11	20,000	$2	151,508,127	$15,151	$—	$31,269,822	$—	$(23,694,349)	$7,590,637

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss) for the period	$(8,944,421)	$2,190,658
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Loss on discontinued operations	2,344,524	—
Depreciation and amortization	97,967	72,048
Non-cash interest on notes payable, related parties	—	587,294
Common stock issued for employee compensation	796,168	987,500
Common stock issued for professional fees	1,265,133	—
Vesting of shares of common stock issued for services	61,250	—
Unrealized (gain) loss on trading securities	1,181,085	(2,007,374)
(Gain) loss on sale of trading securities	1,460,576	(5,989,218)
Deferred income tax expense	—	1,040,000
Increase in accounts receivables	(3,430)	—
Decrease in inventory	1,542	2,001
Decrease in prepaid expenses	5,286	(46,518)
Increase in capitalized licensing rights	(80,000)	—
Increase in other assets	(7,299)	—
Increase in accounts payable and accrued liabilities	32,321	33,172
Decrease in related party accounts payable	(262,494)	270,000
Net Cash Used for Operating Activities from Continuing Operations	(2,051,792)	(2,860,437)
Net Cash Used for Operating Activities from Discontinued Operations	(864,222)	—
Net Cash Used for Operating Activities	(2,916,014)	(2,860,437)

Cash Flows From Investing Activities:
Purchases of trading securities	—	(1,402,035)
Purchases of available-for-sale securities	—	(590,000)
Prepayment on purchase of available-for-sale securities	—	43,750
Proceeds from sale of trading securities	3,060,675	8,579,373
Purchase of property and equipment	(214,752)	—
Purchase of intangible assets	(20,202)	(5,000)
Net Cash Provided by Investing Activities	2,825,721	6,626,088

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	1,600,000
Net Cash Provided by Financing Activities	—	1,600,000

Net Cash Provided by Continuing and Discontinued Operations	(90,293)	5,365,651
Cash and cash equivalents at beginning of period	6,994,180	1,628,529
Cash and cash equivalents at end of period	$6,903,887	$6,994,180

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended December 31,
	2015	2014

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Preferred stock issued to settle related party debt and accrued interest	$—	$10,763,611
Forgiveness of accrued interest to settle related party debt and accrued interest	$—	$268,686
Transfer of available-for-sale securities to trading securities	$—	$4,775,099
Unrealized gain on available-for-sale securities	$—	$1,285,009
Common stock issued for acquisition of Franklin Networks, Inc.	$1,700,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2015 AND 2014

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

The Company was incorporated as Conceptualistics, Inc. on January 6, 1988 in Delaware.

From 1997 to present, the Company has owned and operated an American grill, 1950’s themed restaurant called “Eat at Joe’s® located in the Philadelphia International Airport.

On December 16, 2014, the Company amended it articles of incorporation and changed its domicile to Nevada.

On February 23, 2015 the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation. (“Franklin”). On December 31, 2015, the Company unwound the Franklin agreement via a separate Unwind Agreement. (See Note 10)

In February 2015, the Company changed its name from Eat at Joe’s, Ltd. to SPYR, Inc. and adopted a new ticker symbol “SPYR” effective March 12, 2015.

On March 24, 2015, the Company organized its wholly owned subsidiary SPYR APPS, LLC, (“Apps”) a Nevada Limited Liability Company for the purpose of expanding the Company’s digital media presence into the mobile app industry.

Nature of Business

The primary focus of SPYR, Inc. (the “Company”) is to act as a holding company and develop a portfolio of profitable subsidiaries, not limited by any particular industry or business.

We currently own two operating subsidiaries, one in the restaurant industry and another in the digital technology industry, each having their own particular focus.

Through our wholly owned subsidiary, SPYR APPS, LLC, we operate our mobile games and applications business. The focus of SPYR APPS is on the development and publication of its own mobile games as well as the publication of games developed by third-party developers.

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we own and operate the restaurant “Eat at Joe’s” ®, which is located in the Philadelphia International Airport and has been in operations since 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, E.A.J.: PHL, Airport Inc., a Pennsylvania corporation, SPYR APPS, LLC, a Nevada Limited Liability Company, and E.A.J. Market East, Inc., a Nevada corporation (Dormant). Intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company generates revenues from its wholly owned subsidiaries, which operate separate and distinct businesses. The following is a summary of our revenue recognition policies.

Through our wholly owned subsidiary SPYR APPS, LLC, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery. The Company’s gaming applications can be downloaded through Apple and Google, and the Company receives revenue from sale of advertising provided with games.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management affected impairment analysis for fixed assets, intangible assets, amounts of potential liabilities and valuation of issuance of equity securities. Actual results could differ from those estimates.

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

Intangible Assets

The Company accounts for its intangible assets in accordance with the authoritative guidance issued by the ASC Topic 350 – Goodwill and Other. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows.

The cost of internally developing, maintaining and restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, are recognized as an expense when incurred.

An intangible asset with a definite useful life is amortized; an intangible asset with an indefinite useful life is not amortized until its useful life is determined to be no longer indefinite. The remaining useful lives of intangible assets not being amortized are evaluated at least annually to determine whether events and circumstances continue to support an indefinite useful life.

At December 31, 2015, intangible assets consist of website development costs. There were no indications of impairment based on management’s assessment of these assets at December 31, 2015. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record impairment to our intangible assets.

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

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

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

The basic and fully diluted shares for the year ended December 31, 2015 are the same because the inclusion of the potential 27,361,516 shares of common stock upon conversion of our Class A and Class E preferred shares would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2015.

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

The Company also issues restricted shares of its common stock for share-based compensation programs to employees and non-employees. The Company measures the compensation cost with respect to restricted shares to employees based upon the estimated fair value at the date of the grant, and is recognized as expense over the period, which an employee is required to provide services in exchange for the award. For non-employees, the Company measures the compensation cost with respect to restricted shares based upon the estimated fair value at measurement date which is either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions, in the form of demand deposits. At December 31, 2015 and 2014, the Company had cash deposits in two financial institutions that were above FDIC limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of these two financial institutions.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, inventory, prepaid expenses, and accounts payable and accrued expenses approximate their fair value due to their short term nature.

The Company’s trading securities and money market funds are measured at fair value using level 1 fair value criteria.

Software Development Costs and Capitalized Licensing Rights

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established and as a result software development costs were expensed as incurred.

Capitalized licensing rights represent fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the right to use the intellectual property in multiple products over a number of years, or alternatively, for a single product. These rights will be amortized over their projected revenue stream.

Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expenses for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Software Development Costs was $70,873 and $0 for the years ended December 31, 2015 and 2014, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations. As of December 31, 2015, the Company capitalized licensing rights of $80,000 for fees paid for two gaming applications scheduled for release in 2016.

Advertising Costs

Advertising, marketing and promotional costs are expensed as incurred and included in general and administrative expenses.

Advertising, marketing and promotional expense was $684,788 and $0 for the years ended December 31, 2015, and 2014, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations.

Marketing and Promotional – Related Party

Related party marketing and promotional costs are expensed as incurred and included as a separate line item on the consolidated statements of operations. Marketing and promotional expense was $2,260,850 for the year ended December 31, 2014. Included in the marketing and promotional costs were costs of e-mail marketing design and implementation, e-mail infrastructure campaign, digital advertising campaign, advertising sonar, purchase of Google ad words, image design, marketing campaign and direct placement ads. The amounts were paid to an entity owned by a minority shareholder who subsequently became our Chief Information Officer (see Note 4.) There was no similar transaction in 2015.

Reclassifications

Certain financial position amounts in 2014, including accounts receivable and intangible assets have been reclassified to conform to the current year presentation. Such reclassification did not change the reported total assets as of December 31, 2014.

In presenting the Company’s consolidated balance sheet as of December 31, 2014, the Company separately stated accounts receivable of $4,271 that were previously combined with prepaid expenses and other current assets in the 2014 presentation, and separately stated intangible assets of $5,000 that were previously combined with other assets in the 2014 presentation.

NOTE 2 - TRADING SECURITIES

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

Investments in securities are summarized as follows:

				Change In
	Fair Value at	Proceeds from	Gain (Loss) on	Unrealized	Fair Value at
Year	Beginning of Year	Sale	Sale	Gain (Loss)	End of Year
2015	$6,026,780	$(3,060,675)	$(1,460,576)	$(1,181,085)	$324,444
2014	$6,609,561	$(8,579,373)	$5,989,218	$2,007,374	$6,026,780

Realized gains and losses are determined on the basis of specific identification. During the years ended December 31, 2015 and 2014, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	December 31, 2015	December 31, 2014

Sales proceeds	$3,060,675	$8,579,373
Gross realized (losses)	$(1,460,576)	$(74,732)
Gross realized gains	—	6,063,950
Gain on sale of marketable securities	$(1,460,576)	$5,989,218

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Trading securities	$324,444	$324,444	$—	$—
Money market funds	332,706	332,706	—	—
Total	$657,150	$657,150	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Trading securities	$6,026,780	$6,026,780	$—	$—
Money market funds	673,281	673,281	—	—
Total	$6,700,061	$6,700,061	$—	$—

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Equipment	$131,821	$106,861
Furniture & fixtures	86,943	3,964
Leasehold improvements	381,450	274,637
	600,214	385,462
Less: accumulated depreciation and amortization	(325,328)	(230,212)
Property and Equipment, Net	$274,886	$155,250

Depreciation and amortization expense from continuing operations for the years ended December 31, 2015 and 2014 was $94,072 and, $72,048 respectively. In addition, the Company also recorded depreciation expense of $1,044 as part of discontinued operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

In prior years, Joseph Fiore, majority shareholder of the Company, and Berkshire Capital, which is controlled by Mr. Fiore, paid expenses, made advances and loaned money to the Company. All expenses paid on behalf of the Company have been recorded in the consolidated statements of operations for the period incurred. The advances and loans were unsecured, bore interest at 6% per annum and due upon demand. On December 31, 2014, the Company entered in an agreement to settle all of its outstanding notes payable and accrued interest due to related parties, which as of that date totaled $11,032,297. Pursuant to the settlement agreement, the Company issued 107,636 shares of its newly created Class A Preferred Stock in settlement of $10,763,611 in debt and accrued interest and $268,686 was forgiven. The Company accounted for the forgiveness of the accrued interest as an addition to paid in capital. See Note 8.

During 2014 the Company incurred approximately $2,261,000 in marketing and promotional fees to a company owned by a shareholder, Mark McGarrity, of which, $270,000 was still outstanding as of December 31, 2014 and has been reported as related party accounts payable on the accompanying balance sheet. The $270,000 was paid in full in 2015. Mark McGarrity became a minority shareholder though the purchase of 2,000,000 shares of common stock at $0.40 per share on December 29, 2014. See Note 7.

On February 23, 2015, the Company acquired Franklin Networks, Inc. (Franklin) from Mark McGarrity and another minority shareholder. Subsequently, on March 2, 2015, Mr. McGarrity was hired as Chief Information Officer of the Company. See Note 10.

During the months of April, May and June, 2015 all activities of Franklin were conducted from shared business offices of an officer of the Company. The Company paid $2,500 per month for the use of these facilities for a total of $7,500 and was reflected as part of Loss from discontinued operations on the accompanying consolidated statements of operations. As of December 31, 2015, the Company owed this officer a total of $7,506 in unpaid rent and other fees which was reported as related party accounts payable on the accompanying balance sheet.

During the months of April, May, June and July 2015, the Company used consulting services of a company owned by an officer of the Company in the amount of $38,215, of which $30,360 was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations and $7,855 was reflected as part of Loss from discontinued operations on the accompanying consolidated statements of operations.

NOTE 5 - INCOME TAXES

The provision for income taxes is as follows:

	December 31,
	2015	2014
Federal:
Current	$—	$—
Deferred	—	1,040,000
	—	1,040,000
State:
Current	—	—
Deferred	—	—
	—	—
Provision for Income Taxes	$—	$1,040,000

A reconciliation of the provision for income taxes computed using the US statutory federal income tax rate is as follows:

	December 31,
	2015	2014
Tax provision at US statutory federal income tax rate	$(3,041,000)	$1,098,000
State income tax, net of federal benefit	—	—
Depreciation	9,000	18,000
Related party accrued interest	—	(282,000)
Gains and losses on marketable securities	899,000	(691,000)
Stock based compensation	817,000	336,000
Loss on disposal of subsidiary	387,000	—
Net operating losses carry forwards	—	845,000
Other	92,000	—
Change in valuation allowances	837,000	(284,000)
Provision for Income Taxes	$—	$1,040,000

The significant components of the Company’s deferred tax assets were:

	December 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carry forward	$1,381,000	$334,000
Unrealized losses on marketable securities	518,000	375,000
Stock based compensation	—	336,000
Depreciation and other	6,000	23,000
	1,905,000	1,068,000
Less valuation allowance	(1,905,000)	(1,068,000)
Net Deferred Tax Asset	$—	$—

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

As of December 31, 2015, the Company recorded valuation allowance of $1,905,000 for its deferred tax assets. The Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015 and 2014, the Company does not have a liability for unrecognized tax benefits.

The Company’s net operating loss carry forward for income tax purposes as of December 31, 2015 was approximately $2,727,000 and may be offset against future taxable income through 2035. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is generally no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2012. However, as of December 31, 2015, the years subsequent to 2012 remain open and could be subject to examination by tax authorities including the U.S. Internal Revenue Service and major state and local tax jurisdictions in the United States.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “General and administrative expenses.”

As of December 31, 2015, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties, nor did the Company recognized any interest or penalties expense related to unrecognized tax benefits during the years ended December 31, 2015 or 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rent

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,148 to $152,485.

The Company’s wholly-owned subsidiary E.A.J.: PHL, Airport Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania, pursuant to a lease dated July 6, 2010. E.A.J.: PHL, Airport Inc. pays $14,000 per month basic rent, plus percentage rent equal to 20% of gross revenues above $1,200,000, under the lease, which expires April 30, 2017.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Amount
2016	$ 310,630
2017	201,215
2018	147,799
2019	150,383
2020	152,485
Thereafter	-
Total Five Year Minimum Lease Payments	$ 962,512

Rent expense for the years ended 2015 and 2014 was $358,051 and $253,819, respectively. In addition to the minimum basic rent, rent expense also includes approximately $3,400 per month for other items charged by the landlord in connection with rent.

Legal Proceedings

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material legal proceeding that is currently pending is as follow:

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

Employment Agreements

Pursuant to employment agreements entered in December 2014 and October 2015, the Company agreed to compensate three officers with a base salary in the aggregate of $450,000 per year through 2020. In addition, these officers were also granted a total of 5.8 million shares of common stock as a form of signing bonus and an aggregate of 1.6 million shares of common stock to be granted at the beginning of each employment year.

During the year ended December 31, 2015, the Company issued a total of 7.4 million shares of the Company’s common stock to these officers with a fair value of $1,768,250, of which, $987,500 was recorded in 2014 and the remaining $780,750 was recorded in 2015. See Note 7 for further discussion.

NOTE 7 - COMMON STOCK TRANSACTIONS

Year Ended December 31, 2015

During the year ended December 31, 2015, the Company issued an aggregate of 2,360,417 shares of common stock to employees with a total fair value of $1,075,426 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,075,426 upon issuance. The shares issued were valued at the date of the respective agreements.

During the year ended December 31, 2015, the Company issued an aggregate of 2,420,000 shares of restricted common stock to consultants with a total fair value of $1,265,133 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,265,133 upon issuance. The shares issued were valued at the date of the respective agreements.

In February 2015 the Company issued 2,500,000 shares of the its restricted common stock in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation. In December 2015, the Company cancelled 2,500,000 shares of its restricted common stock due to rescission and unwinding of the acquisition agreement. The value of the shares on the issuance date was $1,700.000 and the value of the shares on the rescission date was $500,000, resulting in a net charge to additional paid in capital of $1,200,000.

Common Stock with Vesting Terms:

In August 2015, the Company granted and issued 100,000 shares of its restricted common stock to an employee pursuant to an employment agreement. The 100,000 shares vest over a period of one year with a fair value of $37,000 at the date of grant.

In February 2015, the Company granted and issued 500,000 shares of its restricted common stock to a consultant pursuant to a consulting agreement. The 500,000 shares are forfeitable and are deemed earned upon completion of service over a period of twenty four months. Pursuant to current accounting guidelines, the Company recognizes the fair value of these shares as they vest.

During the year ended December 31, 2015, 270,833 of these shares vested and as a result, the Company recognized compensation cost of $61,250. As of December 31, 2015, total unvested shares totaled 329,167 shares with unearned compensation costs of approximately $76,000 which will be recognized in fiscal years 2016 and 2017.

Year Ended December 31, 2014

On December 29, 2014 the Company sold a total of 4,000,000 shares of restricted common stock at a price of $0.40 per share for an aggregate amount of $1,600,000. One of the two purchasers of these shares, Mark McGarrity, became our chief information officer in 2015.

In December 2014 the Company entered into an employment agreement with two officers effective February 2015. As part of the agreement, the Company agreed to issue a total of 5,500,000 shares of the Company’s restricted common stock as a form of signing bonus. The Company determined that it was contractually obligated to issue the 5,500,000 signing bonus shares at December 31, 2014 and as a result, recorded its fair value of $987,500 in the accompanying 2014 statement of operations as part of professional fees. The shares issuable were valued at the date of the respective agreements. These shares were issued in 2015.

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

The Class E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock based upon proceeds received upon issuance of the shares, divided by the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. At December 31, 2015, the 20,000 Class E preferred shares were convertible to 452,489 common shares.
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 9 – SEGMENT REPORTING

The Company operated in one segment during 2014, but concurrent with the organization of SPYR APPS, LLC on March 24, 2015, we operate in two segments: Digital Media and Restaurant, which provide different products or services.

Digital Media Segment - Through our wholly owned subsidiary SPYR APPS, LLC, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases.

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

Information related to these segments is as follows:

REPORTABLE SEGMENTS
YEAR ENDED DECEMBER 31, 2015

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$6,153	$1,590,659	$—	$1,596,812
Cost of sales	—	472,986	—	472,986
General and administrative	414,070	916,801	3,675,656	5,006,527
Depreciation and amortization	—	74,441	23,526	97,967
Operating income (loss)	$(407,917)	$126,431	$(3,699,182)	$(3,980,668)

Current assets	112,405	$283,552	$6,988,565	$7,384,522
Fixed assets	—	96,724	178,162	274,886
Intangible assets	—	—	21,307	21,307
Other non-current assets	—	16,610	5,689	22,299
Total assets	$112,405	$396,886	$7,193,723	$7,703,014

REPORTABLE SEGMENTS
YEAR ENDED DECEMBER 31, 2014

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$—	$1,450,887	$—	$1,450,887
Cost of sales	—	510,089	—	510,089
General and administrative	—	804,937	4,253,662	5,058,599
Depreciation and amortization	—	72,048	—	72,048
Operating Loss	$—	$63,813	$(4,253,662)	$(4,189,849)

Current assets	—	$220,855	$12,879,694	$13,100,549
Fixed assets	—	155,250	—	155,250
Intangible assets	—	—	5,000	5,000
Other non-current assets	—	15,000	—	15,000
Total assets	$—	$391,105	$12,884,694	$13,275,799

NOTE 10 – DISCONTINUED OPERATIONS

On February 23, 2015 the Company entered into an agreement whereby, the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”), an internet company that began operations in September 2014. The acquisition of Franklin had been accounted for as a purchase and the operations of Franklin have been consolidated since the date of the acquisition. The $1.7 million purchase price was allocated based upon the fair value of the acquired assets, as determined by management with the assistance of an independent valuation firm.

The allocation of the purchase price was as follows:

Intangible Assets
a. Domain and website	$591,229
b. Covenants not to compete	79,902
Deferred tax liability	(117,741)
Goodwill	1,146,610
Total Purchase Price	$1,700,000

On December 31, 2015, the Company and the former owners of Franklin, McGarrity, Palm and Pilgrim agreed to unwind their written agreement dated February 23, 2015. Palm and McGarrity are current shareholders of the Company. McGarrity is currently an employee of the Company. Both Palm and McGarrity are shareholders in Pilgrim.

The Parties agreed to unwind the Contract as a result of industry changes following entry into the Contract. The Company determined that the required investment of resources and time to reach the desired profitability levels would be much greater than originally anticipated. Thus, based upon prudent business judgment, the Company determined to unwind the Contract and focus its resources on more productive business lines, such as mobile game development and publication.

The Parties agreed to return the original consideration exchanged in the contract. McGarrity, Palm and Pilgrim returned to the Company two million five hundred thousand restricted shares of the Company’s common stock, and the Company returned to McGarrity, Palm and Pilgrim one hundred percent of the issued shares in Franklin Networks, Inc., a Tennessee Corporation (hereafter, “Franklin”), and certain web site assets. On December 31, 2015, the Company unwound the Franklin agreement via a separate Unwind Agreement. Pursuant to the Unwind Agreement, Franklin returned all of the Company’s stock to Company in exchange for the return of the shares of Franklin stock, the Franklin web domains, websites, trade names and contractual relationships with Ad Service providers. The Company retained all mobile game-related IP and contractual agreements.

The Company accounted for the unwinding or rescission of the Franklin acquisition pursuant to ASC 845-10-30-10, Non-Monetary Transactions and current guidelines issued by the Securities and Exchange Commission. As a result, the Company wrote off the unamortized intangible assets, goodwill and deferred tax liability with a net balance of $1,638,536 as of December 31, 2015, reduced by the fair value of the 2.5 million shares of common stock returned to the Company amounting to $500,000 or a net amount of $1,138,536.

In addition, during the year ended December 31, 2015, Franklin generated a loss from operations of $1,205,988. Pursuant to ASC 2014-08, Reporting of Discontinued Operations, the Company reported the loss from operations as a loss from discontinued operations in the accompanying statements of operations since the Company considered its decision to rescind the Franklin acquisition as a strategic shift that has a major effect in the Company’s operations and financial results.

The following table summarizes the results of operations of Franklin for the period February 23, 2015 up to December 31, 2015 and is included in the consolidated statements of operations as discontinued operations:

Revenues	$388,143
Operating expenses	1,594,131
Loss from operations	(1,205,988)
Loss on rescission	(1,138,536)
$(2,344,524)

NOTE 11 - SUBSEQUENT EVENTS

In January 2016, the Company purchased 8.5 million shares of trading securities amounting to $510,000.

On February 1, 2016, the Company issued 1.6 million shares of common stock with a fair value of $240,000 pursuant to existing employment and consulting agreements.

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

As of December 31, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
James R. Thompson, Esq	54	President, Chief Executive Officer & General Counsel	January 31, 2020

Joseph Fiore	54	Chairman of the Board of Directors	Next annual meeting

Jennifer Duettra, Esq	38	Executive Vice President, Assistant General Counsel & Secretary	January 31, 2020

Barry D. Loveless, CPA	49	Chief Financial Officer	October 15, 2020

Mark McGarrity	36	Chief Information Officer	Next annual meeting

James Mylock, Jr.	49	Director	Next annual meeting

Tim Matula	55	Director	Next annual meeting

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

Joseph Fiore - Joseph Fiore is the Company’s Chairman. In 1982, Mr. Fiore formed East Coast Equipment and Supply Co., Inc., a restaurant supply company that he still owns. Between 1982 and 1993, Mr. Fiore established 9 restaurants (2 owned and 7 franchised) which featured a 1950's theme restaurant concept offering a traditional American menu. Since the beginning of the Company’s last fiscal year, Mr. Fiore was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Jennifer Duettra - Effective February 9, 2015, Jennifer Duettra was appointed the Company’s Vice President and Assistant General Counsel for a term of five years. Effective April 1, 2015, Jennifer Duettra was appointed the Company’s Secretary. There was no arrangement or understanding between Ms. Duettra and any other person pursuant to which she was selected as an officer. There exists no family relationship between any director, executive officer, and Ms. Duettra. Since graduating from Harvard Law School in 2004, Ms. Duettra has been actively engaged in the practice of law. Prior to completing her law studies, Ms. Duettra attended Colorado State University where in 2001 she was awarded a Bachelor of Arts Degree in Speech Communication and Political Science. Since the beginning of the Company’s last fiscal year, Ms. Duettra was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Barry D. Loveless - Effective October 16, 2015, Barry D. Loveless was appointed the Company’s Chief Financial Officer for a term of five years. There was no arrangement or understanding between Mr. Loveless and any other person pursuant to which he was selected as an officer. There exists no family relationship between any director, executive officer, and Mr. Loveless. Mr. Loveless is a licensed Certified Public Accountant, graduating with a Bachelor of Arts degree in Accounting from the University of Utah in 1992. Mr. Loveless completed his Masters of Professional Accountancy degree from the University of Utah in 1993. Mr. Loveless has practiced as a licensed Certified Public Accountant since 1995. Since 1998, Mr. Loveless served as an officer and shareholder of Robison, Hill & Co. While at Robison, Hill & Co. Mr. Loveless focused on providing professional accounting services for various public company clients including financial statement audits and registration statements along with the annual, interim and information filings required by the Securities Exchange Commission. He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants. Since the beginning of the Company’s last fiscal year, Mr. Loveless was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Mark McGarrity - Beginning March 2, 2015, Mark McGarrity, assumed duties as the Company’s Chief Information Officer. There was no arrangement or understanding between Mr. McGarrity and any other person pursuant to which he was selected as an officer. There exist no family relationship between any director, executive officer, and Mr. McGarrity. Mr. McGarrity was formerly the owner and Chief Executive Officer of Franklin Networks, Inc. While at Franklin, Mr. McGarrity was primarily involved in the growth of Franklin’s digital publishing initiatives and web properties. Since the beginning of the Company’s last fiscal year, Mr. McGarrity was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Our primary objective for of our senior officer compensation is to attract, motivate and retain qualified officers to lead the Company in the pursuit of its business goals and combine strategic thinking, creative talent, and strict corporate governance in order to position the Company to capitalize on a wide variety of business opportunities without being limited by any single industry or platform.

Compensation for executive officers is based upon their individual employment contracts with such base salary and annual bonuses as may be determined by the Chairman of the Board from time to time, payable in accordance with the regular practices of the Company.

The following table set forth the compensation of the Company’s executive officers for the year ended 2015.

	Summary Compensation Table
	Name & Principal Position	Year	Salary $	Stock Awards $	All Others $	Total $
	James R. Thompson (1)	2015	$ 191,206	$ 1,392,725	$ -	$ 1,583,931
	Chief Executive Officer &
	General Counsel
	Barry D. Loveless (2)	2015	$ 34,495	$ 162,000	$ 37,500	$ 233,995
	Chief Financial Office
	Jennifer D Duettra (3)	2015	$ 117,036	$ 213,525	$ -	$ 330,561
	Executive Vice President,
	Assistant General Counsel &
	Secretary
	Mark McGarrity (4)	2015	$ 100,050	$ 276,769	$ -	$ 376,819
	Chief Information Officer

(1)	Stock Award includes 5,000,000 shares of restricted common stock valued at fair value on grant date December 22, 2014 and 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2015.
(2)	Stock Award includes 600,000 shares of restricted common stock valued at fair value on grant date October 16, 2015. Other compensation includes amounts paid while serving as an independent contracted Chief Financial Officer during the period April 30, 2015 to October 15, 2015.
(3)	Stock Award includes 500,000 shares of restricted common stock valued at fair value on grant date December 29, 2014 and 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2015.
(4)	Stock Award includes 250,000 shares of restricted common stock issued as a signing bonus valued at fair value on grant date February 1, 2015, and 25,000 shares of restricted common stock granted as of the end of each month March through December (total 250,000), valued at fair on each respective grant date.

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

Effective February 1, 2015 the Company entered into an employment Agreement with James R. Thompson in which Mr. Thompson agreed to render services and assume fiduciary duties to protect and advance the best interests of the Company as Chief Executive Officer of the Company for a period of five years. Mr. Thompson’s duties include, but are not limited to: employing and terminating key employees, signing agreements and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Mr. Thompson with a base salary of $180,000 paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Mr. Thompson One Million (1,000,000) shares of the Company’s common stock. All common stock issued to Mr. Thompson was agreed to be restricted pursuant to Rule 144, and contained additional restrictions on Mr. Thompson’s re-sale limiting his sales to no more than 10,000 shares per day, plus an additional 10,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Thompson a signing bonus in the amount of $360,000.00 and to issue to Mr. Thompson 5,000,000 shares of the Company’s restricted common stock.

Effective February 1, 2015 the Company entered into an employment Agreement with Jennifer Duettra in which Ms. Duettra agreed to render services as Vice President and Assistant General Counsel to the Company for a period of five years. Ms. Duettra’s duties include, but are not limited to: providing such services and fiduciary duties as are necessary and desirable to protect and advance the best interests of the Company, signing agreements, and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Ms. Duettra with an annual base salary of $120,000.00 paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Ms. Duettra 250,000 shares of the Company’s common stock. All common stock issued to Ms. Duettra was agreed to be restricted pursuant to Rule 144, and contained additional restrictions limiting Ms. Duettra’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Ms. Duettra a signing bonus in the amount of $25,000.00, and issue to her 500,000 shares of the Company’s restricted common stock.

Effective March 2, 2015, the Company entered into an employment contract with Mark McGarrity in which Mr. McGarrity agreed to oversee and guide the Company’s information technologies related to the development and maintenance of the Company’s web sites, mobile applications, games, and advertising in connection to software development. Mr. McGarrity’s duties include, but are not limited to: research and development, signing agreements and otherwise committing the Company regarding software development and advertising, subject to operating budgets set by the Board of Directors, review by the Company’s general and assistant general counsel, and the written policies and resolutions of the Board. The Company agreed to compensate Mr. McGarrity with an annualized base salary of $120,000 paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. The agreement is on an at will basis and can be terminated at any time by either party. In addition, the Company agreed to issue to Mr. McGarrity a signing bonus of 250,000 shares of restricted common stock with a gating provision restricting Mr. McGarrity to selling no more than 5,000 shares daily for every 250,000 shares of daily trading volume after Mr. McGarrity complies with Rule 144.

Effective October 16, 2015 the Company entered into an employment Agreement with Barry D. Loveless in which Mr. Loveless agreed to render services as Chief Financial Officer to the Company for a period of five years. Mr. Loveless’s duties include, but are not limited to: providing such services and fiduciary duties as are provided by a Chief Financial Officer of a publicly traded fully reporting company in compliance with the 1934 Securities and Exchange Act, the 2002 Sarbanes-Oxley Act, and the Rules and Regulations promulgated by the Securities and Exchange Commission. The Company agreed to compensate Mr. Loveless with an annual base salary of $150,000.00 paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Mr. Loveless 300,000 shares of the Company’s common stock. All common stock issued to Mr. Loveless was agreed to be restricted pursuant to Rule 144, and contained additional restrictions limiting Mr. Loveless’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Loveless a signing bonus in the amount of 300,000 shares of the Company’s restricted common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 152,858,127 shares of issued and outstanding Common Stock of the Company as of March 9, 2016, and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned		Percent
Joseph Fiore	Common Stock	100,678,451	*	66%
Tim Matula	Common Stock	11,000,000		7%
James R. Thompson	Common Stock	7,000,000		5%
James Mylock, Jr.	Common Stock	4,760,184		3%
Mark McGarrity	Common Stock	1,500,000		1%
Jennifer Duettra	Common Stock	1,000,000		1%
Barry D. Loveless	Common Stock	600,000		0%
All Executive Officers and Directors as a Group (7 persons)	Common Stock	126,538,635	**	83%

*	Includes 73,094,568 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,028 common shares), and 20,000 shares of Series E preferred stock (convertible to 674,855 common shares).
**	Includes 96,854,752 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,028 common shares), and 20,000 shares of Series E preferred stock (convertible to 674,855 common shares).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 2014, the Company entered in an agreement to settle outstanding notes payable and accrued interest due to related parties, which as of that date totaled $11,032,297. Pursuant to the settlement agreement, the Company issued 107,636 shares of its newly created Class A Preferred Stock in settlement of $10,763,611 in debt and accrued interest and $268,686 in accrued interest was forgiven.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weinberg & Company, P.A. for professional services rendered during the years ended December 31, 2015 and 2014:

Service	2015	2014
Audit Fees	$ 77,031	$ 6,198
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 77,031	$ 6,198

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Weinberg & Company, P.A. in connection with statutory and regulatory filings or engagements.

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

The Audit Committee pre-approved 100% of the Company’s 2015 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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

3.	Exhibits required by Item 601 of Regulation S-K

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3	Amended Articles of Incorporation (1)
10.1	Lease Information Form between E.A.J.: PHL, Airport Inc. and Marketplace Redwood Limited Partnership(1)
10.2	Registration of trade name for Eat at Joe's(1)
10.2	Registration Rights Agreement(1)
10.3	Franklin Networks Acquisition Agreement (1)
14	Code of Ethics (1)
21	Subsidiaries of the Company**
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith

*** Furnished Herewith

(1) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2016

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ James R. Thompson	President & Chief Executive Officer	March 24, 2016
James R. Thompson	(Principal Executive Officer)

/S/ Barry D. Loveless	Chief Financial Officer	March 24, 2016
Barry D. Loveless	(Principal Financial and Accounting Officer)

/S/ Joseph Fiore	Chairman & Director	March 24, 2016
Joseph Fiore

/S/ James Mylock, Jr.	Director	March 24, 2016
James Mylock, Jr.

/S/ Tim Matula	Director	March 24, 2016
Tim Matula

