Form 10-Q
period 2016-03-31
SPYR, Inc.
filed 2016-05-16
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 27, 2016, there were 153,183,127 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 448,471 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,889,744	$6,903,887
Accounts receivable, net	27,553	7,701
Inventory	10,134	12,957
Prepaid expenses	40,587	55,533
Capitalized licensing rights, net	82,500	80,000
Trading securities, at market value	794,441	324,444
Total Current Assets	6,844,959	7,384,522

Property and equipment, net	286,139	274,886
Intangible assets, net	20,407	21,307
Other assets	22,299	22,299
TOTAL ASSETS	$7,173,804	$7,703,014

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$138,829	$104,871
Related party accounts payable	—	7,506
Total Current Liabilities	138,829	112,377

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of March 31, 2016 and 2015	11	11
20,000 Class E shares issued and outstanding
as of March 31, 2016 and 2015	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized
153,183,127 and 151,508,127 shares issued and outstanding
as of March 31, 2016 and 2015	15,319	15,151
Additional paid-in capital	31,527,375	31,269,822
Accumulated deficit	(24,507,732)	(23,694,349)
Total Stockholders’ Equity	7,034,975	7,590,637
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,173,804	$7,703,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues	$332,389	$331,921
Cost of sales	97,484	100,588
Gross Margin	234,905	231,333

Expenses
Labor and related expenses	552,556	785,844
Rent	104,356	74,525
Depreciation and amortization	37,657	18,702
Professional fees	218,965	1,210,606
Other general and administrative	285,157	97,929
Total Operating Expenses	1,198,691	2,187,606
Operating Loss	(963,786)	(1,956,273)

Other Income (Expense)
Interest and dividend income	5,433	5,353
Change in unrealized gain (loss) on trading securities	100,202	(1,122,546)
Gain (loss) on sale of marketable securities	49,262	(298,122)
Total Other Income (Expense)	154,897	(1,415,315)
Loss from continuing operations	(808,889)	(3,371,588)

Discontinued Operations
Gain (Loss) on discontinued operations	(4,494)	37,539
Net Loss	$(813,383)	$(3,334,049)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.01)	$(0.02)

Gain (Loss) on discontinued operations
Basic and Diluted earnings per share	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.01)	$(0.02)

Weighted Average Common Shares
Basic and Diluted	152,289,857	142,754,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	107,636	$11	20,000	$2	151,508,127	$15,151	$31,269,822	$(23,694,349)	$7,590,637

Common stock issued for employee compensation	—	—	—	—	1,325,000	133	199,379	—	199,512
Common stock issued for professional fees	—	—	—	—	350,000	35	52,465	—	52,500
Vesting of shares of common stock issued for services	—	—	—	—	—	—	5,709	—	5,709
Net loss	—	—	—	—	—	—	—	(813,383)	(813,383)
Balance at March 31, 2016	107,636	$11	20,000	$2	153,183,127	$15,319	$31,527,375	$(24,507,732)	$7,034,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss for the period	$(813,383)	$(3,334,049)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Gain) Loss on discontinued operations	4,494	(37,539)
Depreciation and amortization	37,657	18,702
Common stock issued for employee compensation	199,512	803,875
Common stock issued for professional fees	52,500	891,458
Vesting of shares of common stock issued for services	5,709	—
Unrealized (gain) loss on trading securities	(100,202)	1,122,546
(Gain) loss on sale of trading securities	(49,262)	298,122
(Increase) decrease in accounts receivables	(19,852)	4,173
Decrease in inventory	2,823	—
Decrease in prepaid expenses	14,946	1,565
Increase in accounts payable and accrued liabilities	33,958	40,137
Decrease in related party accounts payable	(7,506)	(270,000)
Net Cash Used for Operating Activities from Continuing Operations	(638,606)	(461,010)
Net Cash Used for Operating Activities from Discontinued Operations	(4,494)	(8,420)
Net Cash Used in Operating Activities	(643,100)	(469,430)

Cash Flows From Investing Activities:
Increase in capitalized licensing rights	(10,000)	—
Purchases of trading securities	(510,000)	—
Proceeds from sale of trading securities	189,467	747,489
Purchase of property and equipment	(40,510)	(20,173)
Purchase of intangible assets	—	(20,202)
Net Cash (Used in) Provided by Investing Activities	(371,043)	707,114

Cash Flows From Financing Activities:
Net Cash Provided by Financing Activities	—	—

Net Change in Cash	(1,014,143)	237,684
Cash and cash equivalents at beginning of period	6,903,887	6,994,180
Cash and cash equivalents at end of period	$5,889,744	$7,231,864

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for acquisition of Franklin Networks, Inc.	$—	$1,700,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Organization

The Company was incorporated as Conceptualistics, Inc. on January 6, 1988 in Delaware. Subsequent to its incorporation, the Company changed its name to Eat at Joe’s, Ltd. In February 2015, the Company changed its name to SPYR, Inc. and adopted a new ticker symbol “SPYR” effective March 12, 2015.

Nature of Business

The primary focus of SPYR, Inc. (the “Company”) is to act as a holding company and develop a portfolio of profitable subsidiaries, not limited by any particular industry or business.

We currently own three operating subsidiaries, one in the restaurant industry and two in the digital technology industry, each having their own particular focus.

Through our wholly owned subsidiaries, SPYR APPS, LLC and SPYR APPS Oy, we operate our mobile games and applications business. The focus of the SPYR APPS subsidiaries is the development and publication of our own mobile games as well as the publication of games developed by third-party developers.

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we own and operate the restaurant “Eat at Joe’s” ®, which is located in the Philadelphia International Airport and has been in operations since 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, E.A.J.: PHL, Airport Inc., a Pennsylvania corporation, SPYR APPS, LLC, a Nevada Limited Liability Company, SPYR APPS, Oy, a Finnish Limited Liability Company, and E.A.J Market East, Inc. a Nevada corporation (Dormant). Intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company generates revenues from its wholly owned subsidiaries, which operate separate and distinct businesses. The following is a summary of our revenue recognition policies.

Through our wholly owned subsidiary SPYR APPS, LLC, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery. The Company’s dedicated mobile gaming applications can be downloaded through the app stores maintained by Apple and Google. The Company’s cross platform gaming application which can be played on personal computers, Facebook and mobile devices, can be downloaded from the internet and Facebook as well as through the app stores maintained by Apple, Google and Amazon. The Company receives revenue from sale of advertising provided with games and through in-app purchases. The Company also receives revenue from publishing agreements entered into during 2015 for one mobile game and one cross platform game.

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

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest and are included in the calculation of diluted weighted average number of common shares outstanding from the time they are granted.

The basic and fully diluted shares for the three months ended March 31, 2016 are the same because the inclusion of the potential shares (Non-vested Common – 241,667, Class A – 26,909,028, Class E – 696,767) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2016.

The basic and fully diluted shares for the three months ended March 31, 2015 are the same because the inclusion of the potential shares (Non-vested Common – 458,333, Class A – 26,909,028, Class E – 161,394) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2015.

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

The Company also issues restricted shares of its common stock for share-based compensation programs to employees and non-employees. The Company measures the compensation cost with respect to restricted shares to employees based upon the estimated fair value at the date of the grant, and is recognized as expense over the period which an employee is required to provide services in exchange for the award. For non-employees, the Company measures the compensation cost with respect to restricted shares based upon the estimated fair value at the measurement date which is either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

The three (3) levels of the fair value hierarchy are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, inventory, prepaid expenses, and accounts payable and accrued expenses approximate their fair values because of the short maturity of those instruments.

The Company’s trading securities are measured at fair value using level 1 fair values.

Software Licensing Costs

Software licensing costs pertains to non-refundable payments made to independent gaming software developers pursuant to licensing agreements executed in 2015. The payments are intended to assist gaming software developers in the marketing and further development of two gaming software applications.

Software licensing costs were $90,000 and $0 for the three months ended March 31, 2016 and 2015, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations.

Capitalized Licensing Rights

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

As of December 31, 2015, the Company capitalized $80,000 as a result of the acquisition of licensing rights for two gaming applications. The Company estimates that the two gaming applications will have an estimated life ranging from two to five years, which approximates the term of the respective licenses.

During the period ended March 31, 2016, the Company capitalized an additional $10,000 and amortized $7,500. As of March 31, 2016, the unamortized capitalized licensing rights amounted to $82,500.

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

Investments in securities are summarized as follows:

	Fair Value at
Year	Beginning of Year	Purchases	Proceeds from Sale	Gain on Sale	Unrealized Gain	Fair Value at End of Year
2016	$324,444	$510,000	$(189,467)	$49,262	$100,202	$794,441

Realized gains and losses are determined on the basis of specific identification. During the three months ended March 31, 2016 and 2015, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	March 31, 2016	March 31, 2015

Sales proceeds	$189,467	$747,489
Gross realized (losses)	$—	$(298,122)
Gross realized gains	49,262	—
Gain on sale of marketable securities	$49,262	$(298,122)

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Trading securities	$794,441	$794,441	$—	$—
Money market funds	192,080	192,080	—	—
Total	$986,521	$986,521	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Trading securities	$324,444	$324,444	$—	$—
Money market funds	332,706	332,706	—	—
Total	$657,150	$657,150	$—	$—

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Equipment	$143,771	$131,821
Furniture & fixtures	115,503	86,943
Leasehold improvements	381,450	381,450
	640,724	600,214
Less: accumulated depreciation and amortization	(354,585)	(325,328)
Property and Equipment, Net	$286,139	$274,886

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $29,257 and $18,702, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. A material legal proceeding that is currently pending is as follows:

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of its convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt, is vigorously defending this lawsuit, and filed a motion to dismiss, which is pending before the Court. Based upon available information at this very early stage of litigation it is the opinion of management and belief of in-house counsel that the Company will obtain a favorable ruling and no amount will be awarded to the plaintiff in this action. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

NOTE 5 – COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2016, the Company issued an aggregate of 1,325,000 shares of common stock to employees with a total fair value of $199,512 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $199,512 upon issuance. The shares issued were valued at the date of the respective agreements.

During the three months ended March 31, 2016, the Company issued an aggregate of 350,000 shares of restricted common stock to consultants with a total fair value of $52,500 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $52,500 upon issuance. The shares issued were valued at the date of the respective agreements.

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

During the three months ended March 31, 2016, 87,500 of these shares vested and as a result, the Company recognized compensation cost of $5,709. As of March 31, 2016, total unvested shares totaled 241,667 shares with unearned compensation costs of $42,542 which will be recognized in fiscal years 2016 and 2017.

The following table summarizes common stock with vesting terms activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2015	329,167	$0.48
Granted	-	-
Vested	(87,500)	0.46
Forfeited	-	-
Non-vested, March 31, 2016	241,667	$0.48

NOTE 6 – SEGMENT REPORTING

The Company operated in one segment as of the beginning of 2015, but concurrent with the organization of SPYR APPS, LLC on March 24, 2015, it operates in two segments: Digital Media and Restaurant, which provide different products or services.

Digital Media Segment - Through our wholly owned subsidiaries SPYR APPS, LLC and SPYR APPS Oy, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. The Company also recognizes revenues from fees received pursuant to licensing rights acquired during 2015 for two gaming applications.

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

Information related to these segments is as follows:

REPORTABLE SEGMENTS
THREE MONTHS ENDED MARCH 31, 2016

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$35,327	$297,062	$—	$332,389
Cost of sales	—	97,484	—	97,484
General and administrative	333,809	238,490	588,735	1,161,034
Depreciation and amortization	7,500	18,721	11,436	37,657
Operating loss	$(305,982)	$(57,633)	$(600,171)	$(963,786)

Current assets	$136,687	$245,652	$6,462,620	$6,844,959
Property and equipment, net	—	78,003	208,136	286,139
Intangible assets	—	—	20,407	20,407
Other non-current assets	—	16,610	5,689	22,299
Total assets	$136,687	$340,265	$6,696,852	$7,173,804

REPORTABLE SEGMENTS
THREE MONTHS ENDED MARCH 31, 2015

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$—	$331,921	$—	$331,921
Cost of sales	—	100,588	—	100,588
General and administrative	—	274,099	1,894,805	2,168,904
Depreciation and amortization	—	17,797	905	18,702
Operating Loss	$—	$(60,563)	$(1,895,710)	$(1,956,273)

Current assets	$—	$200,543	$10,666,526	$10,867,069
Property and equipment, net	—	149,647	7,074	156,721
Intangible assets	—	—	25,202	25,202
Other non-current assets	—	15,000	5,689	20,689
Total assets	$—	$365,190	$10,704,491	$11,069,681

NOTE 7 – DISCONTINUED OPERATIONS

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

On December 31, 2015, the Company and the former owners of Franklin, McGarrity, Palm and Pilgrim Consulting Services, Inc. agreed to unwind the agreement and return the original consideration exchanged in the contract. As a result, the Company recognized a loss of $1,638,536 due to the write off of the unamortized intangible assets, goodwill and deferred tax liability, reduced by the fair value of the 2.5 million shares of common stock returned to the Company amounting to $500,000 or a net amount of $1,138,536. In addition, the Company also recognized a loss from discontinued operations of $1,205,988 which includes stock-based compensation of $279,258.

In addition, during the three months ended March 31, 2016, the Company incurred expenses of $4,494 related to Franklin. During the three months ended March 31, 2015, Franklin generated a gain from operations of $37,539. Pursuant to ASC 2014-08, Reporting of Discontinued Operations, the Company reported the gain (loss) from operations as a gain (loss) from discontinued operations in the accompanying statements of operations since the Company considered its decision to rescind the Franklin acquisition as a strategic shift that has a major effect in the Company’s operations and financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2016, and we undertake no duty to update this information.

Plan of Operations – SPYR, Inc. operates in two separate and distinct segments: Digital Media and Restaurant. The Digital Media segment includes developing, publishing, co-publishing and marketing mobile games and applications. The Restaurant segment includes owning and operating an “American Diner” theme restaurant called “Eat at Joe’s”®.

Through our wholly owned subsidiaries SPYR APPS, LLC and SPYR APPS Oy, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. Our primary focus is on the development and expansion of our mobile games and applications. We anticipate we will need to hire additional employees during 2016 to help with the development and marketing of existing and future games and application.

Though our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. we generate revenue from the sale of food and beverage products through our theme restaurant located in Philadelphia, Pennsylvania. We plan to maintain the restaurant operations as they currently exist and do not anticipate the hiring of new full-time employees or the need for additional funds to satisfy cash requirements for the restaurant operations.

The Company intends to utilize cash on hand to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of our business plans generally.

The Company may also decide to diversify, through acquisition or otherwise, in other unrelated business areas if opportunities present themselves.

COMPARISON OF 2016 TO 2015

The consolidated results of continuing operations are as follows:

	Digital Media	Restaurants	Corporate	Consolidated

Three Months Ended March 31, 2016
Revenues	$35,327	$297,062	$—	$332,389
Cost of sales	—	97,484	—	97,484
Labor and related expenses	70,925	117,170	364,461	552,556
Rent	—	71,987	32,369	104,356
Depreciation and amortization	7,500	18,721	11,436	37,657
Professional fees	75,247	—	143,718	218,965
Other general and administrative	187,637	49,333	48,187	285,157
Operating loss	(305,982)	(57,633)	(600,171)	(963,786)

Other Income	131	25	154,741	154,897
Loss from continuing operations	(305,851)	(57,608)	(445,430)	(808,889)

Three Months Ended March 31, 2015
Revenues	$—	$331,921	$—	$331,921
Cost of sales	—	100,588	—	100,588
Labor and related expenses	—	89,302	696,542	785,844
Rent	—	74,525	—	74,525
Depreciation and amortization	—	17,797	905	18,702
Professional fees	—	61,837	1,148,769	1,210,606
Other general and administrative	—	48,435	49,494	97,929
Operating loss	—	(60,563)	(1,895,710)	(1,956,273)

Other Income (Expense)	—	10	(1,415,325)	(1,415,315)
Loss from continuing operations	—	(60,553)	(3,311,035)	(3,371,588)

Results of Operations - For the three months ended March 31, 2016 the Company had a loss from continuing operations of approximately $809,000 compared to income from continuing operations before income taxes of approximately $3,372,000 for the three months ended March 31, 2015. This change is due primarily to decreases in the amount of realized and unrealized gains on the sale of marketable securities of approximately $1,570,000, decreases in labor and related costs of approximately $233,000 and decreases in professional fees of approximately $992,000, partially offset by increases in rent of approximately $29,000, increases in depreciation and amortization of approximately $19,000, and increases in other general and administrative expenses of approximately $187,000.

More detailed explanation of the three months ended March 31, 2016 and 2015 changes are included in the applicable segment discussions following.

Total Revenues - For the three months ended March 31, 2016 and 2015, the Company’s total sales remained flat at approximately $332,000. For the three months ended March 31, 2016, revenues included approximately $35,000 in revenues from our Digital Media Mobile Games Publishing and Advertising segment and approximately $297,000 in restaurant revenues. For the three months ended March 31, 2015, all revenues were generated from our restaurant segment. Management plans to expand its mobile application and game development and monetization efforts and expects increased revenues in this segment in the coming months. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor decreased approximately $233,000 to $553,000 from $786,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. A portion of the decrease is due to $199,000 of restricted stock awards granted to executive officers recorded at fair value for the three months ended March 31, 2016 compared to approximately $634,000 in restricted stock awards granted to executive officers recorded at fair value for the three months ended March 31, 2015. This decrease is partially offset by an increase of $71,000 due to hiring additional employees for our digital media operations. Of this amount, approximately $62,000 was paid in cash and $9,000 was paid in restricted stock recorded at fair value. The remaining difference is attributed to hiring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increased approximately $29,000 from 2015 to 2016. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,487 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver and further increased our corporate rent expense to $11,846 per month.

Depreciation and amortization expenses increased by approximately $19,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This is attributable to depreciation and amortization expenses on the purchase of office equipment, furniture and fixtures and leasehold improvements for the new corporate headquarters in Denver Colorado of approximately $231,000, new restaurant equipment of approximately $4,000, and amortization of our capitalized licensing rights of $7,500.

Professional fees decreased approximately $992,000 from approximately $1,211,000 in 2015 to approximately $219,000 in 2016. Professional fees during 2016 included $22,000 for investor and public relations, $49,000 for accounting and auditing services, $75,000 for consulting and professional fees related to our digital media segment, $20,000 for other professional service needs and 350,000 shares of restricted common stock issued to third parties for consulting services recorded at fair value of $53,000. Professional fees during 2015 included $54,000 for investor and public relations, $58,000 for accounting and auditing services, $38,000 for other professional service needs, and 2,500,000 shares of restricted common stock issued for consulting services and employee signing bonuses recorded at fair value of $1,061,000.

Other general and administrative expenses increased approximately $187,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase can be attributed primarily to digital media marketing, which increased by approximately $75,000, research and development costs of approximately $90,000, and increases in various other general and administrative costs of $22,000.

The Company had unrealized gains on trading securities of approximately $100,000 for the three months ended March 31, 2016 compared to unrealized losses of $1,123,000 for the three months ended March 31, 2015. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

The Company realized gains from the sale of trading securities of approximately $49,000 for the three months ended March 31, 2016, compared to realized losses of approximately $298,000 for the three months ended March 31, 2015. Realized gains and losses are the difference between the selling prices and purchase costs of the underlying securities.

As of December 31, 2015, the Company had deferred tax assets arising from net operating loss carry-forwards, unrealized losses on marketable securities, capital loss carry overs and deductible temporary differences of approximately $7,000,000. During the three months ended March 31, 2016, the Company increased its net operating loss carry-forwards by approximately $796,000 and decreased it capital loss carry-overs by approximately $159,000.

Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $2,066,000 against these potential future tax benefits. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

Digital Media Segment:

Digital Media

	2016	2015	Difference	%
Revenues	$35,327	$—	$35,327	100%
General and administrative	333,809	—	333,809	100%
Depreciation and amortization	7,500	—	7,500	100%
Operating Loss	$(305,982)	$—	$(305,982)	100%

Results of Operations – For the three months ended March 31, 2016 the Digital Media segment had a net loss from continuing operations of approximately $306,000. During the period since the incorporation of SPYR APPS, LLC on March 24, 2015 to March 31, 2015, the Digital Media segment had no activity.

Revenues – For the three months ended to March 31, 2016, the Digital Media segment had total sales of approximately $35,000. Management plans to expand its mobile games and application development activities by developing and/or publishing mobile games and/or applications through acquisition and/or development of its own intellectual property and publishing agreements with developers.

General and Administrative Expenses – For the three months ended March 31, 2016, the Digital Media segment had total selling, general and administrative expenses of approximately $334,000, which included Labor and related expenses of approximately $71,000, of which approximately $62,000 was paid in cash and $9,000 was paid in restricted stock recorded at fair value, depreciation and amortization expenses of approximately $8,000, professional expenses of approximately $75,000, marketing and promotional expenses of approximately $75,000, software licensing costs of approximately $90,000, and other general and administrative costs of approximately $15,000.

Depreciation and Amortization Expenses – For the three months ended March 31, 2016 the Digital Media segment had total depreciation and amortization expense of approximately $8,000 relating to its capitalized licensing rights. The capitalized licensing rights are being amortized of the estimated useful life of the related games of 2-5 years.

Restaurant Segment:

Restaurants

	2016	2015	Difference	%
Revenues	$297,062	$331,921	$(34,859)	-11%
Cost of sales	97,484	100,588	(3,104)	-3%
General and administrative	238,490	274,099	(35,609)	-13%
Depreciation and amortization	18,721	17,797	924	5%
Operating Loss	$(57,633)	$(60,563)	$2,930	-5%

Results of Operations – For the three months ended March 31, 2016 the Restaurant segment had a net loss from continuing operations of approximately $58,000 compared to a net loss of approximately $61,000 for the three months ended March 31, 2015 This change is due primarily to a decrease in revenues of approximately $35,000 and a decrease in cost of sales of approximately $3,000 offset by a decrease in operating costs (general and administrative costs including depreciation and amortization) of approximately $35,000.

Revenues – For the three months ended March 31, 2016 and 2015, the Restaurant segment had sales of approximately $297,000 and $332,000, respectively, for a decrease of approximately $35,000 or 11%. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs of Sales – For the three months ended March 31, 2016 and 2015, the Restaurant segment had costs of sales of approximately $97,000 and $101,000, respectively, for a decrease of approximately $3,000 or 3%. Costs of sales include the costs of food, beverage, and kitchen.

General and Administrative Expenses – For the three months ended March 31, 2016, the Restaurant segment had general and administrative expenses of approximately $238,000 compared to approximately $274,000 for the three months ended March 31, 2015.

The decrease in revenue is attributed to changes in the timing and flow of airport traffic. The decrease in costs and expenses is attributed to personnel changes in restaurant management and employees leading to greater productivity, better price negotiation with suppliers and reduced product waste.

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

On December 31, 2015, the Company and the former owners of Franklin, McGarrity, Palm and Pilgrim Consulting Services, Inc. agreed to unwind the agreement and return the original consideration exchanged in the contract. As a result, the Company recognized a loss of $1,638,536 due to the write off of the unamortized intangible assets, goodwill and deferred tax liability, reduced by the fair value of the 2.5 million shares of common stock returned to the Company amounting to $500,000 or a net amount of $1,138,536. In addition, the Company also recognized a loss from discontinued operations of $1,205,988 which includes stock-based compensation of $279,258.

In addition, during the three months ended March 31, 2016, the Company incurred expenses of $4,494 related to Franklin. During the three months ended March 31, 2015, Franklin generated a gain from operations of $37,539. The Company reported the gain (loss) from operations as a gain (loss) from discontinued operations in the accompanying statements of operations since the Company considered its decision to rescind the Franklin acquisition as a strategic shift that has a major effect in the Company’s operations and financial results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated a net loss from continuing operations for the three months ended March 31, 2016 of approximately $809,000. As of March 31, 2016, the Company had current assets of approximately $6,845,000, which included cash and cash equivalents of approximately $5,890,000, and trading securities of approximately $794,000. While the Company believes it has sufficient cash and cash equivalents to carry out its operating plans for the next twelve to twenty-four months, there can be no assurance the Company will be able to successfully execute its plans at the anticipated level or that additional debt or equity financing will not be needed, or will be available on terms acceptable to the Company.

During the three months ended March 31, 2016 and 2015, the Company has met its capital requirements through a combination of collection of revenues, the sale of its trading securities, and utilization of cash reserves.

Operating Activities - For the three months ended March 31, 2016, the Company used cash in operating activities of $643,100. For the three months ended March 31, 2015, the Company used cash in operating activities of $469,430. This is due primarily to our expansion efforts into the digital media publishing, advertising and gaming industry, the addition of new management and operations personnel and the resulting increases in operating expenses.

Investing Activities - During the three months ended March 31, 2016, the Company used $510,000 in cash to purchase trading securities, received $189,467 in cash proceeds from sales of trading securities and used cash of $40,510 for the purchase of property plant and equipment. During the three months ended March 31, 2015, the Company received $747,789 in cash proceeds from sales of trading securities, and used cash of $40,375 for the purchase of property plant and equipment and domain names. As of March 31, 2016, the Company owns trading securities valued at $794,441.

Financing Activities - During the three months ended March 31, 2016 and 2015, the Company did not engage in any financing activities.

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

Use of Estimates

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

As of March 31, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of its convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt, is vigorously defending this lawsuit, and filed a motion to dismiss, which is pending before the Court.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January, February, and March 2016, the Company issued 1,325,000 restricted common shares as part of the base salary pursuant to employment contracts with two officers of the Company. These shares were recorded at fair value of $199,512 in the statement of operations and comprehensive income as part of Labor and related expenses for the three months ended March 31, 2016. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On February 1, 2016, the Company issued 350,000 restricted common shares pursuant to consulting agreements with a third party. These shares were recorded at fair value of $52,500 in the statement of operations and comprehensive income as part of professional fees for the three months ended March 31, 2016. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

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

Dated: May 16, 2016

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

