Form 10-Q
period 2016-06-30
SPYR, Inc.
filed 2016-08-12
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 2, 2016, there were 153,025,627 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 376,790 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,014,010	$6,903,887
Accounts receivable, net	22,493	7,701
Inventory	10,205	12,957
Prepaid expenses	99,270	55,533
Capitalized licensing rights, net	75,000	80,000
Trading securities, at market value	544,266	324,444
Total Current Assets	5,765,244	7,384,522

Property and equipment, net	263,899	274,886
Intangible assets, net	19,506	21,307
Deferred acquisition costs	471,574	—
Other assets	22,299	22,299
TOTAL ASSETS	$6,542,522	$7,703,014

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$79,420	$104,871
Related party accounts payable	—	7,506
Total Current Liabilities	79,420	112,377

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of June 30, 2016 and 2015	11	11
20,000 Class E shares issued and outstanding
as of June 30, 2016 and 2015	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized
153,000,627 and 151,508,127 shares issued and outstanding
as of June 30, 2016 and 2015	15,300	15,151
Additional paid-in capital	32,093,951	31,269,822
Accumulated deficit	(25,646,162)	(23,694,349)
Total Stockholders’ Equity	6,463,102	7,590,637
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,542,522	$7,703,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$374,343	$441,207	$706,732	$773,128
Cost of sales	95,136	102,577	192,620	203,165
Gross Margin	279,207	338,630	514,112	569,963

Expenses
Labor and related expenses	337,702	246,990	890,258	1,032,834
Rent	91,875	66,652	196,231	141,177
Depreciation and amortization	38,088	23,282	75,745	41,984
Professional fees	321,819	905,612	540,784	2,121,923
Other general and administrative	473,088	277,656	758,245	369,880
Total Operating Expenses	1,262,572	1,520,192	2,461,263	3,707,798
Operating Loss	(983,365)	(1,181,562)	(1,947,151)	(3,137,835)

Other Income (Expense)
Interest and dividend income	4,382	5,634	9,815	10,987
Unrealized gain (loss) on trading securities	(184,595)	35,169	(84,393)	(1,087,377)
Gain (loss) on sale of marketable securities	25,148	(187,207)	74,410	(485,329)
Total Other Expense	(155,065)	(146,404)	(168)	(1,561,719)
Loss from continuing operations	(1,138,430)	(1,327,966)	(1,947,319)	(4,699,554)

Loss from discontinued operations	—	(263,626)	(4,494)	(226,087)

Net Loss	$(1,138,430)	$(1,591,592)	$(1,951,813)	$(4,925,641)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Common Shares
Basic and Diluted	152,564,198	152,958,754	152,838,539	151,115,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	107,636	$11	20,000	$2	151,508,127	$15,151	$31,269,822	$(23,694,349)	$7,590,637

Common stock issued for employee compensation	—	—	—	—	1,325,000	133	199,379	—	199,512
Common stock issued for professional fees	—	—	—	—	392,500	39	65,861	—	65,900
Common stock issued for cash	—	—	—	—	100,000	10	18,990	—	19,000
Fair value of options granted for acquisition option	—	—	—	—	—	—	471,574	—	471,574
Common stock cancelled upon employee resignation	—	—	—	—	(325,000)	(33)	33	—	—
Vesting of shares of common stock issued for services	—	—	—	—	—	—	68,292	—	68,292
Net loss	—	—	—	—	—	—	—	(1,951,813)	(1,951,813)
Balance at June 30, 2016	107,636	$11	20,000	$2	153,000,627	$15,300	$32,093,951	$(25,646,162)	$6,463,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss for the period	$(1,951,813)	$(4,925,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	4,494	226,087
Depreciation and amortization	75,745	41,984
Common stock issued for employee compensation	199,512	856,388
Common stock issued for professional fees	69,900	1,340,477
Vesting of shares of common stock issued for services	68,292	—
Unrealized loss on trading securities	84,393	1,087,377
(Gain) loss on sale of trading securities	(74,410)	485,329
(Increase) decrease in accounts receivables	(14,792)	3,884
Decrease in inventory	2,752	—
(Increase) decrease in prepaid expenses	(43,737)	736
Increase (decrease) in accounts payable and accrued liabilities	(25,450)	50,401
Decrease in related party accounts payable	(7,506)	(270,000)
Net Cash Used in Operating Activities from Continuing Operations	(1,612,620)	(1,102,978)
Net Cash Used in Operating Activities from Discontinued Operations	(4,494)	(379,984)
Net Cash Used in Operating Activities	(1,617,114)	(1,482,962)

Cash Flows From Investing Activities:
Purchase of licensing rights	(10,000)	—
Purchases of trading securities	(510,000)	—
Proceeds from sale of trading securities	280,195	1,959,738
Purchase of property and equipment	(47,958)	(142,090)
Purchase of intangible assets	—	(20,202)
Net Cash (Used in) Provided by Investing Activities	(287,763)	1,797,446

Cash Flows From Financing Activities:
Proceeds from sale of common stock	15,000	—
Net Cash Provided by Financing Activities	15,000	—

Net increase (decrease) in Cash	(1,889,877)	314,484
Cash and cash equivalents at beginning of period	6,903,887	6,994,180
Cash and cash equivalents at end of period	$5,014,010	$7,308,664

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock options granted	$471,574	$—
Common stock issued for acquisition of Franklin Networks, Inc.	$—	$1,700,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2016 and 2015

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

We currently own three operating subsidiaries, two in the digital technology industry and, one in the restaurant industry, each having their own particular focus.

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

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, SPYR APPS, LLC, a Nevada Limited Liability Company, and SPYR APPS, Oy, a Finnish Limited Liability Company, and E.A.J.: PHL, Airport Inc., a Pennsylvania corporation. Intercompany accounts and transactions have been eliminated.

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

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest.

The basic and fully diluted shares for the three and six months ended June 30, 2016 are the same because the inclusion of the potential shares (Non-vested Common – 154,166, Class A – 26,909,028, Class E – 365,738, Options - 3,750,000) would have had an anti-dilutive effect due to the Company generating a loss for the three and six months ended June 30, 2016.

The basic and fully diluted shares for the three and six months ended June 30, 2015 are the same because the inclusion of the potential shares (Non-vested Common – 395,833, Class A – 26,909,028, Class E – 175,039) would have had an anti-dilutive effect due to the Company generating a loss for the three and six months ended June 30, 2015.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, inventory, prepaid expenses, and accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

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

Software licensing costs were $370,000 and $0 for the six months ended June 30, 2016 and 2015, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations.

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

During the period ended June 30, 2016, the Company capitalized an additional $10,000 and amortized $15,000. As of June 30, 2016, the unamortized capitalized licensing rights amounted to $75,000.

Deferred Acquisition Costs

The Company capitalizes all costs of intended acquisitions until such acquisitions occurs. If management determines that such acquisitions will not occur, the capitalized costs will be expensed.

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

Investments in securities are summarized as follows:

	Fair Value at		Proceeds from	Gain on	Unrealized	Fair Value at
Year	Beginning of Year	Purchases	Sale	Sale	Loss	June 30, 2016
2016	$324,444	$510,000	$(280,195)	$74,410	$(84,393)	$544,266

Realized gains and losses are determined on the basis of specific identification. During the six months ended June 30, 2016 and 2015, sales proceeds and gross realized gains and losses on trading securities were:

	June 30, 2016	June 30, 2015

Sales proceeds	$280,195	$1,959,738
Gross realized (losses)	$—	$(485,329)
Gross realized gains	74,410	—
Gain (loss) on sale of trading securities	$74,410	$(485,329)

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 544,266	$ 544,266	$ -	$ -
Money market funds	42,734	42,734	-	-
Total	$ 587,000	$ 587,000	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 324,444	$ 324,444	$ -	$ -
Money market funds	332,706	332,706	-	-
Total	$ 657,150	$ 657,150	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2016 (unaudited)	December 31, 2015
Equipment	$151,219	$131,821
Furniture & fixtures	115,503	86,943
Leasehold improvements	381,450	381,450
	648,172	600,214
Less: accumulated depreciation and amortization	(384,273)	(325,328)
Property and Equipment, Net	$263,899	$274,886

Depreciation and amortization expense for the six months ended June 30, 2016 and 2015 was $58,945 and $41,984, respectively.

NOTE 4 – EQUITY TRANSACTIONS

Common Stock:

During the six months ended June 30, 2016, the Company issued an aggregate of 1,325,000 shares of common stock to employees with a total fair value of $199,512 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $199,512 upon issuance. The shares issued were valued at the date of the respective agreements.

During the six months ended June 30, 2016, the Company issued an aggregate of 392,500 shares of restricted common stock to consultants with a total fair value of $65,900. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $65,900 upon issuance. The shares issued were valued at the date of the respective agreements.

During the six months ended June 30, 2016, the Company issued an aggregate of 100,000 shares of restricted common stock to consultants for cash of $15,000. The common shares had a fair value of $19,000 at the date of grant, and as a result, the Company reflected an expense of $4,000 upon issuance. The shares issued were valued at the date of the respective agreements.

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

During the six months ended June 30, 2016, 175,001 of these shares vested and as a result, the Company recognized compensation cost of $68,292. As of June 30, 2016, total unvested shares totaled 154,166 shares with unearned compensation costs of $42,458 which will be recognized in the remainder of fiscal year 2016 and in fiscal 2017.

When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes common stock with vesting terms activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2015	329,167	$0.47
Granted	-	-
Vested	(175,001)	0.46
Forfeited	-	-
Non-vested, June 30, 2016	154,166	$0.49

Options

In June 2016, the Company was granted an exclusive option to purchase all the assets of a game developer and licensor, MMOJoe USA, Inc. (“MMOJoe”) for $5,000,000 payable in cash and issuance shares of common stock valued at $10,000,000. The purchase option will expire on December 31, 2020. In exchange for this purchase option, the Company granted MMOJoe stock options to purchase an aggregate of 3.75 million shares of common stock with a fair value of $471,574 using the Black-Scholes Option Pricing Model. The stock options are fully vested, exercisable at a price per share of $1.00, $2.50 and $5.00 and will expire starting in December 31, 2017 through December 31, 2019.

The Company deferred the entire fair value of $471,574 at grant date based upon the Company’s determination that the acquisition of MMOJoe will occur on or before December 31, 2016, otherwise, the amount will be reflected as an expense if the acquisition is deemed not to occur. Once the acquisition of MMOJoe occurs, the $471,574 will be included as part of its acquisition cost. The deferred fair value of $471,574 was reported as Deferred acquisition costs in the accompanying Consolidated Balance Sheets at June 30, 2016.

The following table summarizes common stock options activity:

		Weighted
		Average
	Options	Exercise Price
December 31, 2015	-	$-
Granted	3,750,000	3.97
Exercised	-	-
Forfeited	-	-
Outstanding June 30, 2016	3,750,000	3.97
Exercisable, June 30, 2016	3,750,000	$3.97

The weighted average exercise prices, remaining lives for options granted, and exercisable as of June 30, 2016, were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$1.00	500,000	1.5	$1.00	500,000	$1.00
$2.50	750,000	2.5	$2.50	750,000	$2.50
$5.00	2,500,000	3.5	$5.00	2,500,000	$5.00
	3,750,000	3.03	$3.97	3,750,000	$3.97

At June 30, 2016, the Company’s closing stock price was $0.27 per share. As all outstanding options had an exercise price greater than $0.27 per share, the aggregate intrinsic value of the options outstanding at June 30, 2016 was $0.

NOTE 5 – SEGMENT REPORTING

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

Information related to these segments is as follows:

REPORTABLE SEGMENTS
SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$64,919	$641,813	$—	$706,732
Cost of sales	—	192,620	—	192,620
General and administrative	823,586	468,167	1,093,765	2,385,518
Depreciation and amortization	15,293	37,001	23,451	75,745
Operating loss	$(773,960)	$(55,975)	$(1,117,216)	$(1,947,151)

Current assets	$153,376	$270,966	$5,340,902	$5,765,244
Property and equipment, net	6,426	59,723	197,750	263,899
Intangible assets	—	—	19,506	19,506
Deferred acquisition costs	471,574	—	—	471,574
Other non-current assets	—	16,610	5,689	22,299
Total assets	$631,376	$347,299	$5,563,847	$6,542,522

REPORTABLE SEGMENTS
SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$—	$773,128	$—	$773,128
Cost of sales	—	203,165	—	203,165
General and administrative	94,571	421,918	3,149,325	3,665,814
Depreciation and amortization	—	36,574	5,410	41,984
Operating Loss	$(94,571)	$111,471	$(3,154,735)	$(3,137,835)

Current assets	$50,911	$234,402	$9,457,434	$9,742,747
Property and equipment, net	—	134,591	118,590	253,181
Intangible assets	—	—	25,202	25,202
Other non-current assets	—	16,610	5,689	22,299
Total assets	$50,911	$385,603	$9,606,915	$10,043,429

REPORTABLE SEGMENTS
THREE MONTHS ENDED JUNE 30, 2016
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$29,592	$344,751	$—	$374,343
Cost of sales	—	95,136	—	95,136
General and administrative	489,777	229,677	505,030	1,224,484
Depreciation and amortization	7,793	18,280	12,015	38,088
Operating income (loss)	$(467,978)	$1,658	$(517,045)	$(983,365)

REPORTABLE SEGMENTS
THREE MONTHS ENDED JUNE 30, 2015
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$—	$441,207	$—	$441,207
Cost of sales	—	102,577	—	102,577
General and administrative	94,571	147,819	1,254,520	1,496,910
Depreciation and amortization	—	18,777	4,505	23,282
Operating Loss	$(94,571)	$172,034	$(1,259,025)	$(1,181,562)

NOTE 6 – DISCONTINUED OPERATIONS

On February 23, 2015 the Company entered into an agreement whereby, the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”), an internet company that began operations in September 2014. The acquisition of Franklin had been accounted for as a purchase and the operations of Franklin have been consolidated since the date of the acquisition. The $1.7 million purchase price was allocated based upon the fair value of the acquired assets which consisted of intangible assets of $671,131, deferred tax liability of $117,741 and goodwill of $1,146,610, as determined by management with the assistance of an independent valuation firm.

On December 31, 2015, the Company and the former owners of Franklin agreed to unwind the agreement and return the original consideration exchanged in the contract. Pursuant to ASC 2014-08, Reporting of Discontinued Operations, the Company reported the gain (loss) from operations as a gain (loss) from discontinued operations in the accompanying statements of operations since the Company considered its decision to rescind the Franklin acquisition as a strategic shift that has a major effect in the Company’s operations and financial results.

During the six months ended June 30, 2016, the Company incurred additional expenses of $4,494 related to the winding-up of Franklin. During the six months ended June 30, 2015, Franklin generated a loss from operations of $226,087. The following table provides additional detail of these losses which are reflected as a loss on discontinued operations.

	June 30, 2016	June 30, 2015
Revenues	$—	$371,384
General and administrative	4,494	597,471
Loss from discontinued operations	$(4,494)	$(226,087)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2016, and we undertake no duty to update this information.

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

The Company may also decide to diversify, through acquisition or otherwise, in other unrelated business areas if opportunities present themselves.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2016 TO 2015

The consolidated results of continuing operations for the six months ended June 30, 2016 and 2015 are as follows:

	Digital Media	Restaurants	Corporate	Consolidated

Six Months Ended June 30, 2016
Revenues	$64,919	$641,813	$—	$706,732
Cost of sales	—	192,620	—	192,620
Labor and related expenses	157,207	234,467	498,584	890,258
Rent	—	128,686	67,545	196,231
Depreciation and amortization	15,293	37,001	23,451	75,745
Professional fees	138,417	2,769	399,598	540,784
Other general and administrative	527,962	102,245	128,038	758,245
Operating loss	(773,960)	(55,975)	(1,117,216)	(1,947,151)

Other Income	—	50	(218)	(168)
Loss from continuing operations	$(773,960)	$(55,925)	$(1,117,434)	$(1,947,319)
17

Six Months Ended June 30, 2015
Revenues	$—	$773,128	$—	$773,128
Cost of sales	—	203,165	—	203,165
Labor and related expenses	—	201,393	831,441	1,032,834
Rent	—	130,203	10,974	141,177
Depreciation and amortization	—	36,574	5,410	41,984
Professional fees	—	5,583	2,116,340	2,121,923
Other general and administrative	94,571	84,739	190,570	369,880
Operating income (loss)	(94,571)	111,471	(3,154,735)	(3,137,835)

Other Income (Expense)	—	20	(1,561,739)	(1,561,719)
Loss from continuing operations	$(94,571)	$111,491	$(4,716,474)	(4,699,554)

Results of Operations - For the six months ended June 30, 2016 the Company had a loss from continuing operations of approximately $1,947,000 compared to a loss from continuing operations of approximately $4,700,000 for the six months ended June 30, 2015. This change is due primarily to decreases in the amount of realized and unrealized losses on the sale of marketable securities of approximately $1,562,000, in labor and related costs of approximately $143,000 and in professional fees of approximately $1,581,000, partially offset by increases in rent of approximately $55,000, in depreciation and amortization of approximately $34,000, and in other general and administrative expenses of approximately $388,000.

More detailed explanation of the six months ended June 30, 2016 and 2015 changes are included in the applicable segment discussions following.

Total Revenues - Total revenues decreased $66,000, to $707,000 from $773,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This change is primarily the due to fluctuations in airport traffic resulting in lower restaurant revenues. For the six months ended June 30, 2016, revenues included approximately $65,000 in revenues from our Digital Media Mobile Games Publishing and Advertising segment and approximately $642,000 in restaurant revenues. For the six months ended June 30, 2015, all revenues were generated from our restaurant segment. Management plans to expand its mobile application and game development and monetization efforts and expects increased revenues in this segment in the coming months. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor decreased approximately $143,000 to $890,000 from $1,033,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease is primarily due to restricted stock awards granted to executive officers recorded at fair value of approximately $200,000 for the six months ended June 30, 2016 compared to approximately $856,000 in restricted stock awards granted to executive officers recorded at fair value for the six months ended June 30, 2015. The cost of labor increased in our Digital Media Mobile Games Publishing and Advertising segment by approximately $157,000 is due to hiring additional employees for our digital media operations. Of this amount, approximately $138,000 was settled in cash and $19,000 was paid in restricted stock recorded at fair value. The remaining difference is attributed to hiring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increased approximately $55,000 from 2015 to 2016. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,000 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver and further increased our corporate rent expense to $12,000 per month.

Depreciation and amortization expenses increased by approximately $34,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This is attributable to depreciation and amortization expenses on the purchase of office equipment, furniture and fixtures and leasehold improvements for the new corporate headquarters in Denver Colorado of approximately $243,000, new restaurant equipment of approximately $4,000, new digital media equipment of approximately $7,000 and amortization of our capitalized licensing rights of $15,000.

Professional fees decreased approximately $1,581,000 from approximately $2,122,000 in 2015 to approximately $541,000 in 2016. Professional fees during 2016 included $169,000 for investor and public relations, $64,000 for accounting and auditing services, $33,000 for legal fees, $134,000 for consulting and professional fees related to our digital media segment, $21,000 for other professional service needs and 492,500 shares of restricted common stock issued to third parties for consulting services recorded at fair value of $120,000. Professional fees during 2015 included $448,000 for investor and public relations, $94,000 for accounting and auditing services, $51,000 for legal fees, $19,000 for other professional service needs, and the issuance of 3,170,000 shares of restricted common stock issued for consulting services and employee signing bonuses recorded at fair value of $1,510,000.

Other general and administrative expenses increased approximately $388,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase can be attributed primarily to software licensing costs of approximately $370,000, and increases in various other general and administrative costs of $18,000.

Other income (loss) - The Company had unrealized losses on trading securities of approximately $84,000 for the six months ended June 30, 2016 compared to unrealized losses of $1,087,000 for the six months ended June 30, 2015. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates. The Company realized gains from the sale of trading securities of approximately $74,000 for the six months ended June 30, 2016, compared to realized losses of approximately $485,000 for the six months ended June 30, 2015. Realized gains and losses are the difference between the selling prices and the underlying fair value of these securities at the corresponding reporting date prior to sale.

Digital Media Segment:

	2016	2015	Difference	%
Revenues	$64,919	$—	$64,919	100%
General and administrative	823,586	94,571	729,015	771%
Depreciation and amortization	15,293	—	15,293	100%
Operating Loss	$(773,960)	$(94,571)	$(679,389)	718%

Results of Operations – For the six months ended June 30, 2016 the Digital Media segment had a net loss from continuing operations of approximately $774,000. During the period since the incorporation of SPYR APPS, LLC on March 24, 2015 to June 30, 2015, the Digital Media segment had a net loss from continuing operations of approximately $95,000.

Revenues – For the six months ended to June 30, 2016, the Digital Media segment had total sales of approximately $65,000. Management plans to expand its mobile games and application development activities by developing and/or publishing mobile games and/or applications through acquisition and/or development of its own intellectual property and publishing agreements with developers.

General and Administrative Expenses – For the six months ended June 30, 2016, the Digital Media segment had total selling, general and administrative expenses of approximately $824,000, which included Labor and related expenses of approximately $157,000, of which approximately $139,000 was paid in cash and $18,000 was paid in restricted stock recorded at fair value, professional expenses of approximately $138,000, marketing and promotional expenses of approximately $106,000, software licensing costs of approximately $370,000, and other general and administrative costs of approximately $53,000.

Depreciation and Amortization Expenses – For the six months ended June 30, 2016 the Digital Media segment had total depreciation and amortization expense of approximately $15,000 relating to its capitalized licensing rights. The capitalized licensing rights are being amortized of the estimated useful life of the related games of 2-5 years.

Restaurant Segment:

	2016	2015	Difference	%
Revenues	$641,813	$773,128	$(131,315)	-17%
Cost of sales	192,620	203,165	(10,545)	-5%
General and administrative	468,167	421,918	46,249	11%
Depreciation and amortization	37,001	36,574	427	1%
Operating income (loss)	$(55,975)	$111,471	$(167,446)	-150%

Results of Operations – For the six months ended June 30, 2016 the Restaurant segment had a net loss from continuing operations of approximately $56,000 compared to net operating income of approximately $111,000 for the six months ended June 30, 2015 This change is due primarily to a decrease in revenues of approximately $131,000 and a decreased in cost of sales of approximately $10,000 and increased operating costs (general and administrative costs including depreciation and amortization) of approximately $46,000.

Revenues – For the six months ended June 30, 2016 and 2015, the Restaurant segment had sales of approximately $642,000 and $773,000, respectively, for a decrease of approximately $131,000 or 17%. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs of Sales – For the six months ended June 30, 2016 and 2015, the Restaurant segment had costs of sales of approximately $193,000 and $203,000, respectively, for a decrease of approximately $10,000 or 5%. Costs of sales include the costs of food, beverage, and kitchen supplies.

General and Administrative Expenses – For the six months ended June 30, 2016 and 2015, the Restaurant segment had general and administrative expenses of approximately $468,000 compared to approximately $422,000 for the six months ended June 30, 2015.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2016 TO 2015

The consolidated results of continuing operations for the three months ended June 30, 2016 and 2015 are as follows:

	Digital Media	Restaurants	Corporate	Consolidated

Three Months Ended June 30, 2016
Revenues	$29,592	$344,751	$—	$374,343
Cost of sales	—	95,136	—	95,136
Labor and related expenses	86,282	117,297	134,123	337,702
Rent	—	56,699	35,176	91,875
Depreciation and amortization	7,793	18,280	12,015	38,088
Professional fees	63,170	2,769	255,880	321,819
Other general and administrative	340,325	52,912	79,851	473,088
Operating income (loss)	(467,978)	1,658	(517,045)	(983,365)

Other Income	(131)	25	(154,959)	(155,065)
Loss from continuing operations	$(468,109)	$1,683	$(672,004)	$(1,138,430)

Three Months Ended June 30, 2015
Revenues	$—	$441,207	$—	$441,207
Cost of sales	—	102,577	—	102,577
Labor and related expenses	—	112,091	134,899	246,990
Rent	—	55,678	10,974	66,652
Depreciation and amortization	—	18,777	4,505	23,282
Professional fees	—	2,259	903,353	905,612
Other general and administrative	94,571	51,304	131,781	277,656
Operating income (loss)	(94,571)	98,521	(1,185,512)	(1,181,562)

Other Income (Expense)	—	10	(146,414)	(146,404)
Loss from continuing operations	$(94,571)	$98,531	$(1,331,926)	$(1,327,966)

Results of Operations - For the three months ended June 30, 2016 the Company had a loss from continuing operations of approximately $1,138,000 compared to a loss from continuing operations of approximately $1,328,000 for the three months ended June 30, 2015. This change is due primarily to decreases in professional fees of approximately $584,000, increases in the amount of realized and unrealized gains on the sale of marketable securities of approximately $8,000, partially offset by increases in labor and related costs of approximately $91,000, in rent of approximately $25,000, in depreciation and amortization of approximately $15,000, and in other general and administrative expenses of approximately $195,000.

More detailed explanation of the three months ended June 30, 2016 and 2015 changes are included in the applicable segment discussions following.

Total Revenues - Total revenues decreased $67,000, to $374,000 from $441,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This change is primarily the due to fluctuations in airport traffic resulting in lower restaurant revenues. For the three months ended June 30, 2016, revenues included approximately $29,000 in revenues from our Digital Media Mobile Games Publishing and Advertising segment and approximately $345,000 in restaurant revenues. For the three months ended June 30, 2015, all revenues were generated from our restaurant segment. Management plans to expand its mobile application and game development and monetization efforts and expects increased revenues in this segment in the coming months. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor increased approximately $91,000 to $338,000 from $247,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase is primarily due to hiring additional employees for our digital media operations. During the three months ended June 30, 2016, our Digital Media Mobile Games Publishing and Advertising segment incurred labor and related expenses of approximately $86,000, compared to $0 for the three months ended June 30, 2015. Of this amount, approximately $77,000 was paid in cash and $9,000 was paid in restricted stock recorded at fair value. The remaining difference is attributed to hiring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increased approximately $25,000 from 2015 to 2016. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,000 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver and further increased our corporate rent expense to $12,000 per month.

Depreciation and amortization expenses increased by approximately $15,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This is attributable to depreciation and amortization expenses on the purchase of office equipment, furniture and fixtures and leasehold improvements for the new corporate headquarters in Denver Colorado of approximately $243,000, new restaurant equipment of approximately $4,000, new digital media equipment of approximately $7,000 and amortization of our capitalized licensing rights of $15,000.

Professional fees decreased approximately $584,000 from approximately $906,000 in 2015 to approximately $322,000 in 2016. Professional fees during 2016 included $147,000 for investor and public relations, $15,000 for accounting and auditing services, $20,000 for legal fees, $59,000 for consulting and professional fees related to our digital media segment, $10,000 for other professional service needs and 142,500 shares of restricted common stock issued to third parties for consulting services recorded at fair value of $71,000. Professional fees during 2015 included $303,000 for investor and public relations, $94,000 for accounting and auditing services, $20,000 for legal fees, $40,000 for other professional service needs, and 670,000 shares of restricted common stock issued for consulting services and employee signing bonuses recorded at fair value of $449,000.

Other general and administrative expenses increased approximately $195,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase can be attributed primarily to software licensing costs of approximately $280,000, and decreases in various other general and administrative costs of $85,000.

The Company had unrealized losses on trading securities of approximately $185,000 for the three months ended June 30, 2016 compared to unrealized gains of $35,000 for the three months ended June 30, 2015. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

The Company realized gains from the sale of trading securities of approximately $25,000 for the three months ended June 30, 2016, compared to realized losses of approximately $187,000 for the three months ended June 30, 2015. Realized gains and losses are the difference between the selling prices and the underlying fair value of these securities at the corresponding reporting date prior to sale.

Digital Media Segment:

	2016	2015	Difference	%
Revenues	$29,592	$—	$29,592	100%
General and administrative	489,777	94,571	395,206	418%
Depreciation and amortization	7,793	—	7,793	100%
Operating Loss	$(467,978)	$(94,571)	$(373,407)	395%

Results of Operations – For the three months ended June 30, 2016 the Digital Media segment had a net loss from continuing operations of approximately $468,000 compared to a net loss from continuing operations of approximately $95,000 for the three months ended June 30, 2015.

Revenues – For the three months ended to June 30, 2016, the Digital Media segment had total sales of approximately $29,000. Management plans to expand its mobile games and application development activities by developing and/or publishing mobile games and/or applications through acquisition and/or development of its own intellectual property and publishing agreements with developers.

General and Administrative Expenses – For the three months ended June 30, 2016, the Digital Media segment had total selling, general and administrative expenses of approximately $490,000, which included Labor and related expenses of approximately $86,000, of which approximately $77,000 was paid in cash and $9,000 was paid in restricted stock recorded at fair value, professional expenses of approximately $63,000, marketing and promotional expenses of approximately $31,000, software licensing costs of approximately $280,000, and other general and administrative costs of approximately $30,000.

Depreciation and Amortization Expenses – For the three months ended June 30, 2016 the Digital Media segment had total depreciation and amortization expense of approximately $8,000 relating to its capitalized licensing rights. The capitalized licensing rights are being amortized of the estimated useful life of the related games of 2-5 years.

Restaurant Segment:

	2016	2015	Difference	%
Revenues	$344,751	$441,207	$(96,456)	-22%
Cost of sales	95,136	102,577	(7,441)	-7%
General and administrative	229,677	221,332	8,345	4%
Depreciation and amortization	18,280	18,777	(497)	-3%
Operating income (loss)	$1,658	$98,521	$(96,863)	-98%

Results of Operations – For the three months ended June 30, 2016 the Restaurant segment had income from continuing operations of approximately $1,000 compared to income from continuing operations of approximately $99,000 for the three months ended June 30, 2015 This change is due primarily to a decrease in revenues of approximately $97,000 and a decreased in cost of sales of approximately $7,000 and increased operating costs (general and administrative costs including depreciation and amortization) of approximately $8,000.

Revenues – For the three months ended June 30, 2016 and 2015, the Restaurant segment had sales of approximately $345,000 and $441,000, respectively, for a decrease of approximately $96,000 or 22%. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs of Sales – For the three months ended June 30, 2016 and 2015, the Restaurant segment had costs of sales of approximately $95,000 and $103,000, respectively, for a decrease of approximately $7,000 or 7%. Costs of sales include the costs of food, beverage, and kitchen supplies.

General and Administrative Expenses – For the three months ended June 30, 2016 and 2015, the Restaurant segment had general and administrative expenses of approximately $230,000 compared to approximately $221,000 for the three months ended June 30, 2015.

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

On December 31, 2015, the Company and the former owners of Franklin agreed to unwind the agreement and return the original consideration exchanged in the contract. The Company reported the gain (loss) from operations from Franklin as a gain (loss) from discontinued operations in the accompanying statements of operations since the Company considered its decision to rescind the Franklin acquisition as a strategic shift that has a major effect in the Company’s operations and financial results.

During the six months ended June 30, 2016, the Company incurred expenses of $4,494 related to Franklin. During the six months ended June 30, 2015, Franklin generated a loss from operations of $226,087.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated a net loss from continuing operations for the six months ended June 30, 2016 of approximately $1,947,000. As of June 30, 2016, the Company had current assets of approximately $5,765,000, which included cash and cash equivalents of approximately $5,014,000, and trading securities of approximately $544,000. While the Company believes it has sufficient cash and cash equivalents to carry out its operating plans for the next twelve to twenty-four months, there can be no assurance the Company will be able to successfully execute its plans at the anticipated level or that additional debt or equity financing will not be needed, or will be available on terms acceptable to the Company.

During the six months ended June 30, 2016 and 2015, the Company has met its capital requirements through a combination of collection of revenues, the sale of its trading securities, and utilization of cash reserves.

Operating Activities - For the six months ended June 30, 2016, the Company used cash in operating activities of $1,617,114. For the six months ended June 30, 2015, the Company used cash in operating activities of $1,482,962. This increase is due primarily to our expansion efforts into the digital media publishing, advertising and gaming industry, the addition of new management and operations personnel and the resulting increases in operating expenses.

Investing Activities - During the six months ended June 30, 2016, the Company used $510,000 in cash to purchase trading securities, received $280,195 in cash proceeds from sales of trading securities and used cash of $47,958 for the purchase of property plant and equipment. During the six months ended June 30, 2015, the Company received $1,959,738 in cash proceeds from sales of trading securities, and used cash of $162,292 for the purchase of property plant and equipment and domain names. As of June 30, 2016, the Company owns trading securities valued at $544,266.

Financing Activities - During the six months ended June 30, 2016 and 2016, the Company sold 100,000 shares of restricted common stock to a service provider for $15,000. The shares were recorded at fair value of $19,000 with the remaining $4,000 recorded as professional fees.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Deferred Acquisition

The Company capitalizes all costs of intended acquisitions until such acquisitions occurs. If management determines that such acquisitions will not occur, the capitalized costs will be expensed.

Recent Accounting Pronouncements

See Note 1 of the condensed consolidated financial statements for discussion of recent accounting pronouncements.

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

As of June 30, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April, May, and June 2016, the Company issued 42,500 restricted common shares pursuant to consulting agreements with a third party. These shares were recorded at fair value of $13,400 in the statement of operations and comprehensive income as part of professional fees for the six months ended June 30, 2016. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On April 14, 2016, the Company sold 100,000 restricted common shares to a third party service provider for $15,000. These shares were recorded at fair value of $19,000, with $4,000 being recorded in the statement of operations and comprehensive income as part of professional fees for the six months ended June 30, 2016. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

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

Dated: August 12, 2016

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

