Form 10-Q
period 2016-09-30
SPYR, Inc.
filed 2016-11-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 28, 2016, there were 156,187,859 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 207,900 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,865,074	$6,903,887
Accounts receivable, net	22,018	7,701
Inventory	10,228	12,957
Prepaid expenses	82,021	55,533
Trading securities, at market value	330,631	324,444
Total Current Assets	4,309,972	7,304,522

Property and equipment, net	237,290	274,886
Intangible assets, net	18,606	21,307
Capitalized licensing rights, net	267,500	80,000
Deposit on acquisition	471,574	—
Other assets	22,299	22,299
TOTAL ASSETS	$5,327,241	$7,703,014

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$183,028	$104,871
Related party accounts payable	—	7,506
Total Current Liabilities	183,028	112,377

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of September 30, 2016 and 2015	11	11
20,000 Class E shares issued and outstanding
as of September 30, 2016 and 2015	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized
154,708,712 and 151,508,127 shares issued and outstanding
as of September 30, 2016 and 2015	15,470	15,151
Additional paid-in capital	32,798,442	31,269,822
Accumulated deficit	(27,669,712)	(23,694,349)
Total Stockholders’ Equity	5,144,213	7,590,637
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,327,241	$7,703,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$431,242	$450,547	$1,137,974	$1,223,675
Cost of sales	131,210	155,083	323,830	358,248
Gross Margin	300,032	295,464	814,144	865,427

Expenses
Labor and related expenses	411,639	270,583	1,301,897	1,303,417
Rent	98,938	101,327	295,169	242,504
Depreciation and amortization	34,872	24,828	110,617	66,812
Professional fees	952,222	166,474	1,493,006	2,288,397
Other general and administrative	619,778	238,781	1,378,023	608,661
Total Operating Expenses	2,117,449	801,993	4,578,712	4,509,791
Operating Loss	(1,817,417)	(506,529)	(3,764,568)	(3,644,364)

Other Income (Expense)
Interest and dividend income	4,442	5,712	14,257	16,699
Unrealized gain (loss) on trading securities	(210,877)	(227,554)	(295,270)	(1,314,931)
Gain (loss) on sale of marketable securities	302	(485,928)	74,712	(971,257)
Total Other Expense	(206,133)	(707,770)	(206,301)	(2,269,489)
Loss from continuing operations	(2,023,550)	(1,214,299)	(3,970,869)	(5,913,853)

Loss from discontinued operations	—	(377,222)	(4,494)	(603,309)

Net Loss	$(2,023,550)	$(1,591,521)	$(3,975,363)	$(6,517,162)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted Average Common Shares
Basic and Diluted	154,466,661	153,241,052	153,202,982	151,840,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	107,636	$11	20,000	$2	151,508,127	$15,151	$31,269,822	$(23,694,349)	$7,590,637

Fair value of common stock issued for employee compensation	—	—	—	—	1,443,987	144	231,868	—	232,012
Fair value of common stock issued for professional fees	—	—	—	—	1,981,598	198	533,635	—	533,833
Common stock issued for cash	—	—	—	—	100,000	10	18,990	—	19,000
Fair value of options granted for acquisition option	—	—	—	—	—	—	471,574	—	471,574
Fair value of options granted to employees	—	—	—	—	—	—	25,020	—	25,020
Common stock cancelled upon employee resignation	—	—	—	—	(325,000)	(33)	33	—	—
Vesting of shares of common stock issued for services	—	—	—	—	—	—	225,917	—	225,917
Vesting of shares of common stock issued to employees	—	—	—	—	—	—	21,583	—	21,583
Net loss	—	—	—	—	—	—	—	(3,975,363)	(3,975,363)
Balance at September 30, 2016	107,636	$11	20,000	$2	154,708,712	$15,470	$32,798,442	$(27,669,712)	$5,144,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss for the period	$(3,975,363)	$(6,517,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	4,494	603,309
Depreciation and amortization	110,618	66,812
Fair value of vesting warrants and options	25,020	16,564
Common stock issued for employee compensation	253,595	879,183
Common stock issued for professional fees	537,833	1,280,550
Vesting of shares of common stock issued for services	225,917	47,850
Unrealized loss on trading securities	295,270	1,314,931
(Gain) loss on sale of trading securities	(74,712)	971,257
(Increase) decrease in accounts receivables	(14,317)	(2,614)
Decrease in inventory	2,729	3,414
(Increase) decrease in prepaid expenses	(26,488)	(553)
Increase in other assets	—	(7,299)
Increase (decrease) in accounts payable and accrued liabilities	78,157	84,702
Decrease in related party accounts payable	(7,506)	(270,000)
Net Cash Used in Operating Activities from Continuing Operations	(2,564,753)	(1,529,056)
Net Cash Used in Operating Activities from Discontinued Operations	(4,494)	(601,157)
Net Cash Used in Operating Activities	(2,569,247)	(2,130,213)

Cash Flows From Investing Activities:
Purchase of licensing rights	(210,000)	—
Purchases of trading securities	(510,000)	—
Proceeds from sale of trading securities	283,255	2,576,667
Purchase of property and equipment	(47,821)	(163,995)
Purchase of intangible assets	—	(20,202)
Net Cash (Used in) Provided by Investing Activities	(484,566)	2,392,470

Cash Flows From Financing Activities:
Proceeds from sale of common stock	15,000	—
Net Cash Provided by Financing Activities	15,000	—

Net increase (decrease) in Cash	(3,038,813)	262,257
Cash and cash equivalents at beginning of period	6,903,887	6,994,180
Cash and cash equivalents at end of period	$3,865,074	$7,256,437

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock options granted for acquisition option	$471,574	$—
Common stock issued for acquisition of Franklin Networks, Inc.	$—	$1,700,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2016 and 2015

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

The basic and fully diluted shares for the three and nine months ended September 30, 2016 are the same because the inclusion of the potential shares (Non-vested Common – 83,333, Class A – 26,909,028, Class E – 163,415, Options – 11,250,000) would have had an anti-dilutive effect due to the Company generating a loss for the three and nine months ended September 30, 2016.

The basic and fully diluted shares for the three and nine months ended September 30, 2015 are the same because the inclusion of the potential shares (Non-vested Common – 416,666, Class A – 26,909,028, Class E – 436,681, Warrants – 250,000) would have had an anti-dilutive effect due to the Company generating a loss for the three and nine months ended September 30, 2015.

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

Software Licensing Costs

Software licensing publishing costs pertain to non-refundable payments made to independent gaming software developers pursuant to licensing agreements. The payments are intended to assist gaming software developers in the marketing and further development of two gaming software applications.

Software licensing costs were $760,000 for the nine months ended September 30, 2016 and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations. There were no such costs in 2015.

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

During the nine months ended September 30, 2016, the Company capitalized an additional $210,000 and amortized $22,500. As of September 30, 2016, the unamortized capitalized licensing rights amounted to $267,500. The Company estimates that the two gaming applications will have an estimated life ranging from two to five years, which approximates the term of the respective licenses.

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

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

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

Investments in securities are summarized as follows:

Year	Fair Value at Beginning of Year	Purchases	Proceeds from Sale	Gain on Sale	Unrealized Loss	Fair Value at September 30, 2016
2016	$324,444	$510,000	$(283,255)	$74,712	$(295,270)	$330,631

Realized gains and losses are determined on the basis of specific identification. During the nine months ended September 30, 2016 and 2015, sales proceeds and gross realized gains and losses on trading securities were:

	September 30, 2016	September 30, 2015

Sales proceeds	$ 283,255	$ 2,576,667
Gross realized (losses)	$ -	$ (971,257)
Gross realized gains	74,712	-
Gain (loss) on sale of trading securities	$ 74,712	$ (971,257)

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 330,631	$ 330,631	$ -	$ -
Money market funds	36,255	36,255	-	-
Total	$ 366,886	$ 366,886	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 324,444	$ 324,444	$ -	$ -
Money market funds	332,706	332,706	-	-
Total	$ 657,150	$ 657,150	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Equipment	$151,082	$131,821
Furniture & fixtures	115,503	86,943
Leasehold improvements	381,450	381,450
	648,035	600,214
Less: accumulated depreciation and amortization	(410,745)	(325,328)
Property and Equipment, Net	$237,290	$274,886

Depreciation and amortization expense for the nine months ended September 30, 2016 and 2015 was $85,417 and $66,812, respectively.

NOTE 4 – DEPOSIT ON ACQUISITION

In January 2016, the Company started publishing an electronic game called Pocket Starships through an exclusive publishing agreement (the “Publishing Agreement”) with Spectacle Games Publishing (“Spectacle”). The exclusive Publishing Agreement runs for a term of five years, expiring on December 17, 2020. Spectacle is a California corporation, holding the exclusive rights to publish and market Pocket Starships, including the ability to sublicense these rights to other parties, pursuant to an agreement with MMOJoe UG. MMOJoe UG, a German limited liability company (“MMOJoe”) is the owner and developer of all intellectual property that relates or pertains to the real-time, cross-platform, massively multiplayer on-line electronic game know as Pocket Starships.

In June 2016, the Company obtained an exclusive option to purchase all of MMOJoe’s assets including but not limited to all assets pertaining to Pocket Starships (the “Option”). Should the Company decide to exercise the Option, it will purchase MMOJoe for cash of $5,000,000 plus $10,000,000 worth of shares of the Company’s common stock, valued at the time of closing of the purchase. This exclusive Option is exercisable by the Company at any time, in the Company’s sole discretion, through December 31, 2020.

In exchange for the Option, the Company granted MMOJoe stock options to purchase an aggregate of 3.75 million shares of the Company’s common stock. The stock options are fully vested, exercisable at a price per share of $1.00, $2.50 and $5.00 and will expire starting in December 31, 2017 through December 31, 2019. Total fair value of the options amounted to $471,574 using the Black-Scholes Option Pricing Model.

The Company accounted for the entire fair value of $471,574 at grant date as a deposit on acquisition based upon the Company’s determination that the acquisition of MMOJoe will occur on or before June 30, 2017, otherwise, the amount will be reflected as an expense if the acquisition will not occur.

NOTE 5 – EQUITY TRANSACTIONS

Common Stock:

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,443,987 shares of common stock to employees with a total fair value of $232,012 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $232,012 upon issuance. The shares issued were valued at the date of the respective agreements.

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,981,598 shares of restricted common stock to consultants with a total fair value of $533,833. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $533,833 upon issuance. The shares issued were valued at the date of the respective agreements.

During the nine months ended September 30, 2016, the Company issued an aggregate of 100,000 shares of restricted common stock to consultants for cash of $15,000. The common shares had a fair value of $19,000 at the date of grant, and as a result, the Company reflected an expense of $4,000 upon issuance. The shares issued were valued at the date of the respective agreements.

Common Stock with Vesting Terms:

In August 2015, the Company granted and issued 100,000 shares of its restricted common stock to an employee pursuant to an employment agreement. The 100,000 shares vest over a period of one year with a fair value of $37,000 at the date of grant.

In February 2015, the Company granted and issued 500,000 shares of its restricted common stock to a consultant pursuant to a consulting agreement. The 500,000 shares are forfeitable and are deemed earned upon completion of service over a period of twenty-four months. The Company recognizes the fair value of these shares as they vest.

As of December 31, 2015, 270,833 of these shares had vested. During the nine months ended September 30, 2016, another 245,834 of these shares vested and as a result, the Company recognized compensation cost of $247,500. As of September 30, 2016, total unvested shares totaled 83,333 shares with unearned compensation costs of $54,350 which will be recognized in the remainder of fiscal year 2016 and in fiscal 2017.

When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

The following table summarizes common stock with vesting terms activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2015	329,167	$0.47
Granted	-	-
Vested	(245,834)	0..47
Forfeited	-	-
Non-vested, September 30, 2016	83,333	$0.50

Options

In June 2016, the Company granted options to purchase 3.75 million shares of common stock pursuant to the planned acquisition of MMOJoe (see Note 4). The stock options are fully vested, exercisable at a price per share of $1.00, $2.50 and $5.00 and will expire starting in December 31, 2017 through December 31, 2019.

In August 2016, the Company granted an employee option to purchase a total of 7.5 million shares of common stock with an exercise price of $1.00, $2.50 and $5.00. The options are fully vested upon grant but are only exercisable in three tranches starting in January 2017, 2018 and 2019. These options will expire starting in December 2017 through December 2019.

Total fair value of the options at grant date amounted to $200,575 computed using the Black-Scholes Option Pricing Model. The Company determined the appropriate treatment is to recognize the fair value of the options over the service period, which would be when the options are fully exercisable. During the period ended September 30, 2016, the Company recognized compensation expense of $25,020. As of September 30, 2016, future unamortized costs amounted to approximately $176,000.

The following table summarizes common stock options activity:

		Weighted
		Average
	Options	Exercise Price
December 31, 2015	-	$-
Granted	11,250,000	3.97
Exercised	-	-
Forfeited	-	-
Outstanding September 30, 2016	11,250,000	3.97
Exercisable, September 30, 2016	3,750,000	$3.97

The weighted average exercise prices, remaining lives for options granted, and exercisable as of September 30, 2016, were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$1.00	1,500,000	1.42 - 1.5	$1.00	500,000	$1.00
$2.50	2,250,000	2.42 - 2.5	$2.50	750,000	$2.50
$5.00	7,500,000	3.42 - 3.5	$5.00	2,500,000	$5.00
	11,250,000		$3.97	3,750,000	$3.97

At September 30, 2016, the Company’s closing stock price was $0.65 per share. As all outstanding options had an exercise price greater than $0.65 per share, the aggregate intrinsic value of the options outstanding at September 30, 2016 was $0.

The table below represents the average assumptions used in valuing the stock options granted in fiscal 2016:

Nine-Months Ended September 30,
2016
Expected life in years	0.71 – 3.5
Stock price volatility	132 - 141%
Risk free interest rate	0.64% - 1.08%
Expected dividends	-
Forfeiture rate	-

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) the contractual life of the underlying non-employee options is the expected life. The expected life of the employee option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility was based upon the Company’s historical stock price over the expected term of the option. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

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

Information related to these segments is as follows:

REPORTABLE SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$88,232	$1,049,742	$—	$1,137,974
Cost of sales	—	323,830	—	323,830
General and administrative	1,522,486	703,359	2,242,250	4,468,095
Depreciation and amortization	22,986	52,165	35,466	110,617
Operating loss	$(1,457,240)	$(29,612)	$(2,277,716)	$(3,764,568)

Current assets	$78,950	$327,253	$3,903,769	$4,309,972
Property and equipment, net	6,096	44,559	186,635	237,290
Intangible assets	—	—	18,606	18,606
Deposit on acquisition	471,574	—	—	471,574
Other non-current assets	267,500	16,610	5,689	289,799
Total assets	$824,120	$388,422	$4,114,699	$5,327,241

REPORTABLE SEGMENTS NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$6,040	$1,217,635	$—	$1,223,675
Cost of sales	—	358,248	—	358,248
General and administrative	237,950	676,125	3,528,904	4,442,979
Depreciation and amortization	—	55,720	11,092	66,812
Operating income (loss)	$(231,910)	$127,542	$(3,539,996)	$(3,644,364)

Current assets	$28,374	$271,126	$8,185,228	$8,484,728
Property and equipment, net	6,715	115,445	129,826	251,986
Intangible assets	—	—	25,202	25,202
Other non-current assets	—	16,610	5,689	22,299
Total assets	$35,089	$403,181	$8,345,945	$8,784,215

REPORTABLE SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$23,313	407,929	$—	$431,242
Cost of sales	—	131,210	—	131,210
General and administrative	698,900	235,192	1,148,485	2,082,577
Depreciation and amortization	7,693	15,164	12,015	34,872
Operating income (loss)	$(683,280)	$26,363	$(1,160,500)	$(1,817,417)

REPORTABLE SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$6,040	$444,507	$—	$450,547
Cost of sales	—	155,083	—	155,083
General and administrative	143,379	254,207	379,579	777,165
Depreciation and amortization	—	19,146	5,682	24,828
Operating income (loss)	$(137,339)	$16,071	$(385,261)	$(506,529)

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

During the nine months ended September 30, 2016, the Company incurred additional expenses of $4,494 related to the winding-up of Franklin. During the nine months ended September 30, 2015, Franklin generated a loss from operations of $603,309. The following table provides additional detail of these losses which are reflected as a loss on discontinued operations.

	September 30, 2016	September 30, 2015
Revenues	$—	$386,513
General and administrative	4,494	989,822
Loss from discontinued operations	$(4,494)	$(603,309)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt and is vigorously defending this lawsuit. On December 4, 2015, the Company filed a motion to dismiss the suit based on the statute of limitations. In evaluating a motion to dismiss, the Court is only allowed to view the allegations set forth in the plaintiff’s complaint and documents referenced therein, must assume that those allegations are true, and must construe all evidence contained in the referenced documents in a light most favorable to the plaintiff. On August 24, 2016, under this standard, the Court determined that the legal requirements to grant the motion to dismiss had not been fully satisfied and denied the Company’s Motion to Dismiss. Accordingly, no final determinations regarding liability have been made, the case will proceed to be litigated in the normal course, and, if the Company elects, it will have the ability to again present its arguments for dismissal prior to trial through a motion for summary judgment, which will allow for a determination to be made based on a legal standard that is slightly less favorable to the plaintiff. If that motion is denied, the Company will still have the opportunity to present all of its arguments and defenses at trial, at which Zakeni will have to prove its case by a preponderance of the evidence. The case is scheduled for trial on January 8, 2018. Based upon available information at this very early stage of litigation, it is still the opinion of management and belief of in-house counsel that the Company will obtain a favorable ruling and no amount will be awarded to the plaintiff in this action. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company issued an aggregate of 1,479,147 shares of common stock to consultants and employees with a total fair value of $872,918 for services rendered. The shares issued are non-refundable and deemed earned upon issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2016, and we undertake no duty to update this information.

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

In June 2016, the Company obtained an exclusive option to purchase all the assets of the developer of the electronic game commonly known and referred to as “Pocket Starships” (the “Option”). This exclusive Option is exercisable by the Company at any time, in the Company’s sole discretion, through December 31, 2020, on fixed terms favorable to the Company.

Since January 1, 2016, the Company has been publishing Pocket Starships through an exclusive publishing agreement (the “Publishing Agreement”) with the game’s former publisher, Spectacle Games Publishing (“Spectacle”). The exclusive Publishing Agreement runs for a term of five years, expiring on December 17, 2020, and provides for the Company to fund advanced development and marketing of Pocket Starships in exchange for 50% of the revenue generated by Pocket Starships, plus a recoupment, out of Spectacle’s share of the revenue, of the development money advanced by the Company. Should the Company decide to exercise the Option, the Company will receive 100% of the revenue generated by Pocket Starships.

Spectacle is a California corporation that is under common ownership and control of MMOJoe, as defined below. Spectacle maintains a proper registered agent in California, but otherwise has no formal presence in the U.S. The developer and owner of Pocket Starships, MMOJoe UG, maintains its physical offices out of which its employees perform their work at Pintschstrasse 13, 10249 Berlin, Germany and has incorporated a related entity in the U.S. under common ownership and control by the name of MMOJoe USA, a California corporation, which maintains a proper registered agent, but otherwise has no formal presence in the U.S. (collectively “MMOJoe”). All services and work by Spectacle and MMOJoe are performed by employees working out of offices in Berlin, Germany and/or third party contractors overseas. Should the Company decide to exercise the Option, it will pay to MMOJoe $5,000,000 in cash plus $10,000,000 worth of shares of the Company’s common stock, valued at the time of closing of the purchase. In exchange for the Option, the Company granted MMOJoe stock options to purchase an aggregate of 3.75 million shares of common stock with a fair value of $471,574 using the Black-Scholes Option Pricing Model. The stock options are fully vested, exercisable at a price per share of $1.00, $2.50 and $5.00 and will expire starting in December 31, 2017 through December 31, 2019.

The Company accounted for the entire fair value of $471,574 at grant date as a deposit on acquisition based upon the Company’s determination that the acquisition of MMOJoe will occur on or before June 30, 2017, otherwise, the amount will be reflected as an expense if the acquisition is deemed not to occur. Once the acquisition of MMOJoe occurs, the $471,574 will be included as part of its acquisition cost. The fair value of $471,574 was reported as deposit on acquisition in the accompanying Consolidated Balance Sheets at September 30, 2016.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2016 TO 2015

The consolidated results of continuing operations for the nine months ended September 30, 2016 and 2015 are as follows:

	Digital Media	Restaurants	Corporate	Consolidated

Nine Months Ended September 30, 2016
Revenues	$88,232	$1,049,742	$—	$1,137,974
Cost of sales	—	323,830	—	323,830
Labor and related expenses	317,945	352,923	631,029	1,301,897
Rent	1,672	190,776	102,721	295,169
Depreciation and amortization	22,986	52,165	35,466	110,617
Professional fees	166,173	4,869	1,321,964	1,493,006
Other general and administrative	1,036,696	154,791	186,536	1,378,023
Operating loss	(1,457,240)	(29,612)	(2,277,716)	(3,764,568)

Other income (expense)	—	75	(206,376)	(206,301)
Loss from continuing operations	$(1,457,240)	$(29,537)	$(2,484,092)	$(3,970,869)

Nine Months Ended September 30, 2015
Revenues	$6,040	$1,217,635	$—	$1,223,675
Cost of sales	—	358,248	—	358,248
Labor and related expenses	36,183	322,522	944,712	1,303,417
Rent	—	214,997	27,507	242,504
Depreciation and amortization	—	55,720	11,092	66,812
Professional fees	19,500	6,772	2,262,125	2,288,397
Other general and administrative	182,267	131,834	294,560	608,661
Operating income (loss)	(231,910)	127,542	(3,539,996)	(3,644,364)

Other income (expense)	—	41	(2,269,530)	(2,269,489)
Income (loss) from continuing operations	$(231,910)	$127,583	$(5,809,526)	(5,913,853)

Results of Operations - For the nine months ended September 30, 2016 the Company had a loss from continuing operations of approximately $3,971,000 compared to a loss from continuing operations of approximately $5,914,000 for the nine months ended September 30, 2015. This change is due primarily to decreases in the amount of realized and unrealized losses on the sale of marketable securities of approximately $2,066,000, in labor and related costs of approximately $1,000 and in professional fees of approximately $795,000, partially offset by increases in rent of approximately $52,000, in depreciation and amortization of approximately $44,000, and in other general and administrative expenses of approximately $769,000. The 2016 and 2015 losses are due to the Company’s change of focus and investment into the digital media business. Management believes that its plans for the digital media operations will be successful and start to generate meaningful income from operations within the next 12-24 months.

More detailed explanation of the nine months ended September 30, 2016 and 2015 changes are included in the applicable segment discussions following.

Total Revenues - Total revenues decreased $86,000, to $1,138,000 from $1,224,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This change is primarily the due to fluctuations in airport traffic resulting in lower restaurant revenues. For the nine months ended September 30, 2016, revenues included approximately $88,000 in revenues from our Digital Media Mobile Games Publishing and Advertising segment and approximately $1,050,000 in restaurant revenues. For the nine months ended September 30, 2015, revenues included approximately $6,000 in revenues from our Digital Media Mobile Games Publishing and Advertising segment and approximately $1,218,000 in restaurant revenues. Management plans to expand its mobile application and game development and monetization efforts and expects increased revenues in this segment in the coming months. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor decreased approximately $1,000 to $1,302,000 from $1,303,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease is primarily due to restricted stock awards granted to executive officers recorded at fair value of approximately $278,000 for the nine months ended September 30, 2016 compared to approximately $732,000 in restricted stock awards granted to executive officers recorded at fair value for the nine months ended September 30, 2015. The cost of labor increased in our Digital Media Mobile Games Publishing and Advertising segment by approximately $282,000 due to hiring additional employees for our digital media operations. Of this amount, approximately $203,000 was settled in cash and $79,000 was paid in restricted stock recorded at fair value. The remaining difference is attributed to hiring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increased approximately $52,000 from 2015 to 2016. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,000 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver and further increased our corporate rent expense to $12,000 per month. Beginning September 1, 2016, the company began leasing 25 square meters of office space, at Rosenstrasse 17, 10178 Berlin, Germany. The lease in on a month to month basis at a cost of EUR 250 plus 19% tax per person up to a maximum of 10 people. For the month of September 2016 we accrued $1,672 in rent pursuant to this lease agreement.

Depreciation and amortization expenses increased by approximately $44,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This is attributable to depreciation and amortization expenses on the purchase of office equipment, furniture and fixtures and leasehold improvements for the new corporate headquarters in Denver Colorado of approximately $243,000, new restaurant equipment of approximately $16,000, new digital media equipment of approximately $7,000 and amortization of our capitalized licensing rights of $23,000.

Professional fees decreased approximately $795,000 from approximately $2,288,000 in 2015 to approximately $1,493,000 in 2016. Professional fees during 2016 included $393,000 for investor and public relations, $79,000 for accounting and auditing services, $68,000 for legal fees, $166,000 for consulting and professional fees related to our digital media segment, $27,000 for other professional service needs and 492,500 shares of restricted common stock issued to third parties for consulting services recorded at fair value of $760,000. Professional fees during 2015 included $574,000 for investor and public relations, $131,000 for accounting and auditing services, $61,000 for legal fees, $30,000 for other professional service needs, and the issuance of 3,170,000 shares of restricted common stock issued for consulting services and employee signing bonuses recorded at fair value of $1,492,000.

Other general and administrative expenses increased approximately $769,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase can be attributed primarily to software licensing costs of approximately $760,000, and increases in various other general and administrative costs of $9,000.

Other income (loss) - The Company had unrealized losses on trading securities of approximately $295,000 for the nine months ended September 30, 2016 compared to unrealized losses of $1,315,000 for the nine months ended September 30, 2015. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates. The Company realized gains from the sale of trading securities of approximately $75,000 for the nine months ended September 30, 2016, compared to realized losses of approximately $971,000 for the nine months ended September 30, 2015. Realized gains and losses are the difference between the selling prices and the underlying fair value of these securities at the corresponding reporting date prior to sale.

Digital Media Segment:

	2016	2015	Difference	%
Revenues	$88,232	$(6,040)	$94,272	100%
General and administrative	1,522,486	237,950	1,284,536	540%
Depreciation and amortization	22,986	—	22,986	100%
Operating Loss	$(1,457,240)	$(243,990)	$(1,213,250)	497%

Results of Operations – For the nine months ended September 30, 2016 the Digital Media segment had a net loss from continuing operations of approximately $1,457,000. During the period since the incorporation of SPYR APPS, LLC on March 24, 2015 to September 30, 2015, the Digital Media segment had a net loss from continuing operations of approximately $244,000.

Revenues – For the nine months ended to September 30, 2016, the Digital Media segment had total sales of approximately $88,000. Management plans to expand its mobile games and application development activities by developing and/or publishing mobile games and/or applications through acquisition and/or development of its own intellectual property and publishing agreements with developers.

General and Administrative Expenses – For the nine months ended September 30, 2016, the Digital Media segment had total selling, general and administrative expenses of approximately $1,522,000, which included Labor and related expenses of approximately $318,000, of which approximately $239,000 was paid in cash and $79,000 was paid in restricted stock recorded at fair value, professional expenses of approximately $166,000, marketing and promotional expenses of approximately $187,000, software licensing costs of approximately $760,000, and other general and administrative costs of approximately $91,000.

Depreciation and Amortization Expenses – For the nine months ended September 30, 2016 the Digital Media segment had total depreciation and amortization expense of approximately $23,000 relating to its capitalized licensing rights. The capitalized licensing rights are being amortized of the estimated useful life of the related games of 2-5 years.

Restaurant Segment:

	2016	2015	Difference	%
Revenues	$1,049,742	$1,217,635	$(167,893)	-14%
Cost of sales	323,830	358,248	(34,418)	-10%
General and administrative	703,359	676,125	27,234	4%
Depreciation and amortization	52,165	55,720	(3,555)	-6%
Operating income (loss)	$(29,612)	$127,542	$(157,154)	-123%

Results of Operations – For the nine months ended September 30, 2016 the Restaurant segment had a net loss from continuing operations of approximately $30,000 compared to net operating income of approximately $128,000 for the nine months ended September 30, 2015 This change is due primarily to a decrease in revenues of approximately $168,000 and a decreased in cost of sales of approximately $34,000 and increased operating costs (general and administrative costs including depreciation and amortization) of approximately $23,000.

Revenues – For the nine months ended September 30, 2016 and 2015, the Restaurant segment had sales of approximately $1,050,000 and $1,218,000, respectively, for a decrease of approximately $168,000 or 14%. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs of Sales – For the nine months ended September 30, 2016 and 2015, the Restaurant segment had costs of sales of approximately $324,000 and $358,000, respectively, for a decrease of approximately $34,000 or 10%. Costs of sales include the costs of food, beverage, and kitchen supplies.

General and Administrative Expenses – For the nine months ended September 30, 2016 and 2015, the Restaurant segment had general and administrative expenses of approximately $703,000 compared to approximately $676,000 for the nine months ended September 30, 2015.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2016 TO 2015

The consolidated results of continuing operations for the three months ended September 30, 2016 and 2015 are as follows:

	Digital Media	Restaurants	Corporate	Consolidated

Three Months Ended September 30, 2016
Revenues	$23,313	$407,929	$—	$431,242
Cost of sales	—	131,210	—	131,210
Labor and related expenses	160,738	118,456	132,445	411,639
Rent	1,672	62,090	35,176	98,938
Depreciation and amortization	7,693	15,164	12,015	34,872
Professional fees	27,756	2,100	922,366	952,222
Other general and administrative	508,734	52,546	58,498	619,778
Operating income (loss)	(683,280)	26,363	(1,160,500)	(1,817,417)

Other Income	—	25	(206,158)	(206,133)
Income (loss) from continuing operations	$(683,280)	$26,388	$(1,366,658)	$(2,023,550)

Three Months Ended September 30, 2015
Revenues	$6,040	$444,507	$—	$450,547
Cost of sales	—	155,083	—	155,083
Labor and related expenses	36,183	121,129	113,271	270,583
Rent	—	84,794	16,533	101,327
Depreciation and amortization	—	19,146	5,682	24,828
Professional fees	19,500	59,702	87,272	166,474
Other general and administrative	87,696	62,095	88,990	238,781
Operating income (loss)	(137,339)	(57,442)	(311,748)	(506,529)

Other Income (Expense)	—	21	(707,791)	(707,770)
Loss from continuing operations	$(137,339)	$(57,421)	$(1,019,539)	$(1,214,299)

Results of Operations - For the three months ended September 30, 2016 the Company had a loss from continuing operations of approximately $2,024,000 compared to a loss from continuing operations of approximately $1,214,000 for the three months ended September 30, 2015. This change is due primarily to increases in labor and related costs of approximately $141,000, in depreciation and amortization of approximately $10,000, in professional fees of approximately $786,000, and in other general and administrative expenses of approximately $381,000, partially offset by decreases in rent of approximately $2,000, in the amount of realized and unrealized losses on the sale of marketable securities of approximately $503,000.

More detailed explanation of the three months ended September 30, 2016 and 2015 changes are included in the applicable segment discussions following.

Total Revenues - Total revenues decreased $20,000, to $431,000 from $451,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This change is primarily the due to fluctuations in airport traffic resulting in lower restaurant revenues. For the three months ended September 30, 2016, revenues included approximately $23,000 in revenues from our Digital Media Mobile Games Publishing and Advertising segment and approximately $408,000 in restaurant revenues. For the three months ended September 30, 2015, revenues included approximately $6,000 in revenues from our Digital Media Mobile Games Publishing and Advertising segment and approximately $445,000 in restaurant revenues. Management plans to expand its mobile application and game development and monetization efforts and expects increased revenues in this segment in the coming months. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor increased approximately $141,000 to $412,000 from $271,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase is primarily due to hiring additional employees for our digital media operations. During the three months ended September 30, 2016, our Digital Media Mobile Games Publishing and Advertising segment incurred labor and related expenses of approximately $161,000, compared to $36,000 for the three months ended September 30, 2015. Of this amount, approximately $101,000 was paid in cash and $60,000 was paid in restricted stock recorded at fair value. The remaining difference is attributed to hiring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased approximately $2,000 from 2015 to 2016. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,000 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver and further increased our corporate rent expense to $12,000 per month. Beginning September 1, 2016, the company began leasing 25 square meters of office space, at Rosenstrasse 17, 10178 Berlin, Germany. The lease in on a month to month basis at a cost of EUR 250 plus 19% tax per person up to a maximum of 10 people. For the month of September 2016 we accrued $1,672 in rent pursuant to this lease agreement.

Depreciation and amortization expenses increased by approximately $10,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This is attributable to depreciation and amortization expenses on the purchase of office equipment, furniture and fixtures and leasehold improvements for the new corporate headquarters in Denver Colorado of approximately $243,000, new restaurant equipment of approximately $16,000, new digital media equipment of approximately $7,000 and amortization of our capitalized licensing rights of $23,000.

Professional fees increased approximately $786,000 from approximately $166,000 in 2015 to approximately $952,000 in 2016. Professional fees during 2016 included $224,000 for investor and public relations, $15,000 for accounting and auditing services, $35,000 for legal fees, $28,000 for consulting and professional fees related to our digital media segment, $6,000 for other professional service needs and 1,589,098 shares of restricted common stock issued to third parties for consulting services recorded at fair value of $644,000. Professional fees during 2015 included $126,000 for investor and public relations, $37,000 for accounting and auditing services, $10,000 for legal fees, $11,000 for other professional service needs, and a decrease of $18,000 in the recorded fair value of 500,000 vesting shares of restricted common stock issued previously on February 1, 2015 for consulting services.

Other general and administrative expenses increased approximately $381,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase can be attributed primarily to software licensing costs of approximately $390,000, and decreases in various other general and administrative costs of $9,000.

The Company had unrealized losses on trading securities of approximately $211,000 for the three months ended September 30, 2016 compared to unrealized losses of $228,000 for the three months ended September 30, 2015. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

The Company realized gains from the sale of trading securities of approximately $0 for the three months ended September 30, 2016, compared to realized losses of approximately $486,000 for the three months ended September 30, 2015. Realized gains and losses are the difference between the selling prices and the underlying fair value of these securities at the corresponding reporting date prior to sale.

Digital Media Segment:

	2016	2015	Difference	%
Revenues	$23,313	$(6,040)	$29,353	100%
General and administrative	698,900	143,379	555,521	387%
Depreciation and amortization	7,693	—	7,693	100%
Operating Loss	$(683,280)	$(149,419)	$(533,861)	357%

Results of Operations – For the three months ended September 30, 2016 the Digital Media segment had a net loss from continuing operations of approximately $683,000 compared to a net loss from continuing operations of approximately $149,000 for the three months ended September 30, 2015.

Revenues – For the three months ended to September 30, 2016, the Digital Media segment had total sales of approximately $23,000. Management plans to expand its mobile games and application development activities by developing and/or publishing mobile games and/or applications through acquisition and/or development of its own intellectual property and publishing agreements with developers.

General and Administrative Expenses – For the three months ended September 30, 2016, the Digital Media segment had total selling, general and administrative expenses of approximately $699,000, which included Labor and related expenses of approximately $161,000, of which approximately $101,000 was paid in cash and $60,000 was paid in restricted stock recorded at fair value, professional expenses of approximately $28,000, marketing and promotional expenses of approximately $69,000, software licensing costs of approximately $390,000, and other general and administrative costs of approximately $51,000.

Depreciation and Amortization Expenses – For the three months ended September 30, 2016 the Digital Media segment had total depreciation and amortization expense of approximately $8,000 relating to its capitalized licensing rights. The capitalized licensing rights are being amortized of the estimated useful life of the related games of 2-5 years.

Restaurant Segment:

	2016	2015	Difference	%
Revenues	$407,929	$444,507	$(36,578)	-8%
Cost of sales	131,210	155,083	(23,873)	-15%
General and administrative	235,192	327,720	(92,528)	-28%
Depreciation and amortization	15,164	19,146	(3,982)	-21%
Operating income (loss)	$26,363	$(57,442)	$83,805	-146%

Results of Operations – For the three months ended September 30, 2016 the Restaurant segment had income from continuing operations of approximately $26,000 compared to a loss from continuing operations of approximately $57,000 for the three months ended September 30, 2015 This change is due primarily to a decrease in revenues of approximately $37,000 and a decreased in cost of sales of approximately $24,000 and increased operating costs (general and administrative costs including depreciation and amortization) of approximately $97,000.

Revenues – For the three months ended September 30, 2016 and 2015, the Restaurant segment had sales of approximately $408,000 and $445,000, respectively, for a decrease of approximately $37,000 or 8%. We believe restaurant revenues will continue to fluctuate in the future as airport traffic fluctuates.

Costs of Sales – For the three months ended September 30, 2016 and 2015, the Restaurant segment had costs of sales of approximately $131,000 and $155,000, respectively, for a decrease of approximately $24,000 or 15%. Costs of sales include the costs of food, beverage, and kitchen supplies.

General and Administrative Expenses – For the three months ended September 30, 2016 and 2015, the Restaurant segment had general and administrative expenses of approximately $235,000 compared to approximately $328,000 for the three months ended September 30, 2015.

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

During the nine months ended September 30, 2016, the Company incurred expenses of $4,494 related to Franklin. During the nine months ended September 30, 2015, Franklin generated a loss from operations of $603,309.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated a net loss from continuing operations for the nine months ended September 30, 2016 of approximately $3,975,000. As of September 30, 2016, the Company had current assets of approximately $4,577,000, which included cash and cash equivalents of approximately $3,865,000, and trading securities of approximately $331,000. While the Company believes it has sufficient cash and cash equivalents to carry out its operating plans for the next twelve to twenty-four months, there can be no assurance the Company will be able to successfully execute its plans at the anticipated level or that additional debt or equity financing will not be needed, or will be available on terms acceptable to the Company.

During the nine months ended September 30, 2016 and 2015, the Company has met its capital requirements through a combination of collection of revenues, the sale of its trading securities, and utilization of cash reserves.

Operating Activities - For the nine months ended September 30, 2016, the Company used cash in operating activities of $2,569,247. For the nine months ended September 30, 2015, the Company used cash in operating activities of $2,130,213. This increase is due primarily to our expansion efforts into the digital media publishing, advertising and gaming industry, the addition of new management and operations personnel and the resulting increases in operating expenses.

Investing Activities - During the nine months ended September 30, 2016, the Company used $510,000 in cash to purchase trading securities, $210,000 to purchase software licensing rights, $47,821 for the purchase of property plant and equipment, and received $283,255 in cash proceeds from sales of trading securities. During the nine months ended September 30, 2015, the Company received $2,576,667 in cash proceeds from sales of trading securities, and used cash of $184,197 for the purchase of property plant and equipment and domain names. As of September 30, 2016, the Company owns trading securities valued at $330,631.

Financing Activities - During the nine months ended September 30, 2016 and 2016, the Company sold 100,000 shares of restricted common stock to a service provider for $15,000. The shares were recorded at fair value of $19,000 with the remaining $4,000 recorded as professional fees.

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

As of September 30, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt and is vigorously defending this lawsuit. On December 4, 2015, the Company filed a motion to dismiss the suit based on the statute of limitations. In evaluating a motion to dismiss, the Court is only allowed to view the allegations set forth in the plaintiff’s complaint and documents referenced therein, must assume that those allegations are true, and must construe all evidence contained in the referenced documents in a light most favorable to the plaintiff. On August 24, 2016, under this standard, the Court determined that the legal requirements to grant the motion to dismiss had not been fully satisfied and denied the Company’s Motion to Dismiss. Accordingly, no final determinations regarding liability have been made, the case will proceed to be litigated in the normal course, and, if the Company elects, it will have the ability to again present its arguments for dismissal prior to trial through a motion for summary judgment, which will allow for a determination to be made based on a legal standard that is slightly less favorable to the plaintiff. If that motion is denied, the Company will still have the opportunity to present all of its arguments and defenses at trial, at which Zakeni will have to prove its case by a preponderance of the evidence. The case is scheduled for trial on January 8, 2018. Based upon available information at this very early stage of litigation, it is still the opinion of management and belief of in-house counsel that the Company will obtain a favorable ruling and no amount will be awarded to the plaintiff in this action. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July, August, and September 2016, the Company issued 1,589,098 restricted common shares pursuant to consulting agreements with a third party. These shares were recorded at fair value of $467,933 in the statement of operations and comprehensive income as part of professional fees for the nine months ended September 30, 2016. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

During July, August, and September 2016, the Company issued 118,987 restricted common shares pursuant to leased employees. These shares were recorded at fair value of $32,488 in the statement of operations and comprehensive income as part of professional fees for the nine months ended September 30, 2016. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

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

Dated: November 14, 2016

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

