Form 10-K
period 2016-12-31
SPYR, Inc.
filed 2017-03-31
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $15,076,195 based on 55,837,759 non affiliate shares outstanding at $0.27 per share.

As of February 28, 2017, there were 153,108,127 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 145,599 common shares), par value $0.0001.

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

None

2

SPYR, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

PART I

ITEM 1.	BUSINESS

Organization and Nature of Business

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

The Company has the following wholly owned subsidiaries:

•	SPYR APPS, LLC a Nevada Limited Liability Company;
•	SPYR APPS Oy, a Finish Limited Liability Company;
•	E.A.J.: PHL, Airport Inc. a Pennsylvania corporation;

On March 24, 2015, the Company organized its wholly owned subsidiary SPYR APPS, LLC, (“Apps”) a Nevada Limited Liability Company, and on February 22, 2016, the Company organized its wholly owned subsidiary SPYR APPS Oy, (“Oy”) a Finish Limited Liability Company. The focus of the SPYR APPS subsidiaries is the development and publication of our own mobile games as well as the publication of games developed by third-party developers.

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we own and operate the restaurant “Eat at Joe’s” ®, which is located in the Philadelphia International Airport and has been in operations since 1997.

Beginning May 2015, administrative activities have been conducted from the Company’s corporate headquarters located at 4643 South Ulster Street, Suite 1510, Denver, Colorado. Prior to May 2015, administrative activities of the Company were conducted by corporate officers from either their home or shared business offices located at 670 White Plains Road, Suite 120, Scarsdale, NY 10583.

The Company’s lease with the Philadelphia Airport, Philadelphia, Pennsylvania, where the Company’s restaurant is located is scheduled to expire in April 2017. The lease will not be renewed and as a result, the Company is scheduled to close the restaurant concurrent with expiration of the lease in April 2017. The Company’s plan is to divest itself from its restaurant division and is considering spinning off the business, and issuing a stock dividend to its shareholders of record as of May 19, 2017, however, there can be no assurance this can be completed. The Company is also exploring opportunities to license and/or franchise the name “Eat at Joe’s” as well as merger and acquisition targets of other businesses in the food service industries.

OPERATING LOSSES

The Company has incurred net losses from operations of $7,252,000 and $3,981,000 for the years ended December 31, 2016 and 2015, respectively. Such operating losses reflect developmental and other administrative costs for 2016 and 2015. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

Revenues are not yet sufficient to support the Company’s operating expenses and are not expected to reach such levels until the Company completes its expansion plans of building a portfolio of mobile games published and/or developed under its umbrella.

In June 2016, the Company obtained an exclusive option to purchase all the assets of the developer of the electronic game commonly known and referred to as “Pocket Starships” (the “Option”). This exclusive Option is exercisable by the

Company at any time, in the Company’s sole discretion, through December 31, 2020, on fixed terms favorable to the Company.

Since December 17, 2015, the Company has been publishing Pocket Starships through an exclusive publishing agreement (the “Publishing Agreement”) with the game’s former publisher, Spectacle Games Publishing (“Spectacle”). The exclusive Publishing Agreement runs for a term of five years, expiring on December 17, 2020, and provides for the Company to fund advanced development and marketing of Pocket Starships in exchange for 50% of the revenue generated by Pocket Starships, plus a recoupment, out of Spectacle’s share of the revenue, of the development money advanced by the Company. Should the Company decide to exercise the Option, the Company will receive 100% of the revenue generated by Pocket Starships.

Spectacle is a California corporation that is under common ownership and control of MMOJoe, as defined below. Spectacle maintains a proper registered agent in California, but otherwise has no formal presence in the U.S. The developer and owner of Pocket Starships, MMOJoe UG, maintains its physical offices out of which its employees perform their work at Pintschstrasse 13, 10249 Berlin, Germany and has incorporated a related entity in the U.S. under common ownership and control by the name of MMOJoe USA, a California corporation, which maintains a proper registered agent, but otherwise has no formal presence in the U.S. (collectively “MMOJoe”). All services and work by Spectacle and MMOJoe are performed by employees working out of offices in Berlin, Germany and/or third party contractors overseas. Should the Company decide to exercise the Option, it will pay to MMOJoe $5,000,000 in cash plus $10,000,000 worth of shares of the Company’s common stock, valued at the time of closing of the purchase. In exchange for the Option, the Company granted MMOJoe stock options to purchase an aggregate of 3.75 million shares of common stock with a fair value of $472,000 using the Black-Scholes Option Pricing Model. The stock options are fully vested, exercisable at a price per share of $1.00, $2.50 and $5.00 and will expire starting in December 31, 2017 through December 31, 2019.

The Company may also decide to diversify, through acquisition or otherwise, in other unrelated business areas if opportunities present themselves. The Company may seek additional financing in the future to help fund such expansion and growth. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

GOVERNMENT REGULATION

The Company is subject to all pertinent federal, state, local, and international laws governing its business. Each subsidiary is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company’s operations are also subject to Federal and State minimum wage laws governing such matters as working conditions, overtime and tip credits.

COMPETITION

The Company faces competition from a wide variety of participants in the mobile games industry and restaurants, many of which have substantially greater financial, marketing and technological resources than the Company.

EMPLOYEES

As of December 31, 2016, the Company had approximately 24 employees, none of whom is represented by a labor union.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

All administrative activities of the Company are conducted from the Company’s headquarters located at 4643 South Ulster

Street, Suite 1510, Denver, Colorado.

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015. The lease expires December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $143,000 to $152,000.

The Company’s wholly-owned subsidiary E.A.J.: PHL, Airport Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania pursuant to a lease dated July 6, 2010. E.A.J.: PHL, Airport Inc. pays $14,000 per month basic rent plus 20% of gross revenues above $1,200,000 under the lease that expires April 30, 2017.

ITEM 3.	LEGAL PROCEEDINGS

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware captioned: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt and is vigorously defending this lawsuit. On December 4, 2015, the Company filed a motion to dismiss the suit based on the statute of limitations. In evaluating a motion to dismiss, the Court is only allowed to view the allegations set forth in the plaintiff’s complaint and documents referenced therein, must assume that those allegations are true, and must construe all evidence contained in the referenced documents in a light most favorable to the plaintiff. On August 24, 2016, under this standard, the Court determined that the legal requirements to grant the motion to dismiss had not been fully satisfied and denied the Company’s Motion to Dismiss. Accordingly, no final determinations regarding liability have been made, the case will proceed to be litigated in the normal course, and, if the Company elects, it will have the ability to again present its arguments for dismissal prior to trial through a motion for summary judgment, which will allow for a determination to be made based on a legal standard that is slightly less favorable to the plaintiff. If that motion is denied, the Company will still have the opportunity to present all of its arguments and defenses at trial, at which Zakeni will have to prove its case by a preponderance of the evidence. The case is scheduled for trial on January 8, 2018. Based upon available information at this very early stage of litigation, it is still the belief of management and opinion of in-house counsel that the Company will obtain a favorable ruling and no amount will be awarded to the plaintiff in this action. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

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

	High	Low
2016
First Quarter	$0.22	$0.13
Second Quarter	$0.46	$0.12
Third Quarter	$0.71	$0.22
Fourth Quarter	$0.67	$0.41
2015
First Quarter	$0.74	$0.17
Second Quarter	$0.99	$0.36
Third Quarter	$0.57	$0.18
Fourth Quarter	$0.29	$0.16
6

DIVIDENDS

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2016 was approximately 1,762.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-K that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2016, and we undertake no duty to update this information.

Plan of Operations – SPYR, Inc. operates in two separate and distinct segments: Digital Media and Restaurant. The Digital Media segment includes publishing, co-publishing, developing and marketing mobile games and applications. The Restaurant segment includes owning and operating an “American Diner” theme restaurant called “Eat at Joe’s”®.

Through our wholly owned subsidiaries SPYR APPS, LLC, d/b/a SPYR GAMES and SPYR APPS Oy, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. Our primary focus is on the development and expansion of our mobile games and applications. We anticipate we will need to hire additional employees during 2017 to help with the development and marketing of existing and future games and applications.

In June 2016, we obtained an exclusive option to purchase all the assets of the developer of the electronic game commonly known and referred to as “Pocket Starships” (the “Option”). This exclusive Option is exercisable by the Company at any time, in the Company’s sole discretion, through December 31, 2020, on fixed terms favorable to the Company.

Since December 17, 2015, the Company has been publishing Pocket Starships through an exclusive publishing agreement (the “Publishing Agreement”) with the game’s former publisher, Spectacle Games Publishing (“Spectacle”). The exclusive Publishing Agreement runs for a term of five years, expiring on December 17, 2020, and provides for the Company to fund advanced development and marketing of Pocket Starships in exchange for 50% of the revenue generated by Pocket Starships, plus a recoupment, out of Spectacle’s share of the revenue, of the development money advanced by the Company. Should the Company decide to exercise the Option, the Company will receive 100% of the revenue generated by Pocket Starships.

Spectacle is a California corporation that is under common ownership and control of MMOJoe, as defined below. Spectacle maintains a proper registered agent in California, but otherwise has no formal presence in the U.S. The developer and owner of Pocket Starships, MMOJoe UG, maintains its physical offices out of which its employees perform their work at Rosenstrasse 17, 10178 Berlin, Germany and has incorporated a related entity in the U.S. under common ownership and control by the name of MMOJoe USA, a California corporation, which maintains a proper registered agent, but otherwise has no formal presence in the U.S. (collectively “MMOJoe”). All services and work by Spectacle and MMOJoe are performed by employees working out of offices in Berlin, Germany and/or third party contractors overseas. Should the Company decide to exercise the Option, it will pay to MMOJoe $5,000,000 in cash plus $10,000,000 worth of shares of the Company’s common stock, valued at the time of closing of the purchase. In exchange for the Option, the Company granted MMOJoe stock options to purchase an aggregate of 3.75 million shares of common stock with a fair value of $472,000 using the Black-Scholes Option Pricing Model. The stock options are fully vested, exercisable at a price per share of $1.00, $2.50 and $5.00 and will expire starting in December 31, 2017 through December 31, 2019.

Though our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. we generate revenue from the sale of food and beverage products through our theme restaurant located in Philadelphia, Pennsylvania. Our lease in the Philadelphia Airport is scheduled to expire in April 2017 and will not be renewed, and concurrent with expiration of the lease the restaurant will close. The Company’s plan is to divest itself from its restaurant division and is considering spinning off the business, and issuing a stock dividend to its shareholders of record as of May 19, 2017, however, there is no assurance this can be completed. The Company is also exploring opportunities to license or franchise the name “Eat at Joe’s” as well as merger and acquisition targets of other businesses in the food service industries.

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

COMPARISON OF 2016 TO 2015

The consolidated results of continuing operations are as follows:

	Digital Media	Restaurants	Corporate	Consolidated

Year Ended December 31, 2016
Revenues	$139,000	$1,413,000	$—	$1,552,000
Cost of sales	—	421,000	—	421,000
Labor and related expenses	575,000	471,000	892,000	1,938,000
Rent	8,000	278,000	138,000	424,000
Depreciation and amortization	51,000	68,000	47,000	166,000
Professional fees	250,000	2,000	3,042,000	3,294,000
Research and Development	416,000	—	—	416,000
Cost of acquisition option	472,000	—	—	472,000
Other general and administrative	1,214,000	198,000	261,000	1,673,000
Operating loss	(2,847,000)	(25,000)	(4,380,000)	(7,252,000)

Other expense	—	—	(134,000)	(134,000)
Loss from continuing operations	$(2,847,000)	$(25,000)	$(4,514,000)	$(7,386,000)

Year Ended December 31, 2015
Revenues	$6,000	$1,591,000	$—	$1,597,000
Cost of sales	—	473,000	—	473,000
Labor and related expenses	161,000	435,000	1,123,000	1,719,000
Rent	—	294,000	64,000	358,000
Depreciation and amortization	—	74,000	24,000	98,000
Professional fees	50,000	7,000	2,217,000	2,274,000
Other general and administrative	203,000	182,000	271,000	656,000
Operating income (loss)	(408,000)	126,000	(3,699,000)	(3,981,000)

Other expense	—	—	(2,619,000)	(2,619,000)
Income (loss) from continuing operations	$(408,000)	$126,000	$(6,318,000)	(6,600,000)

Results of Operations - For the year ended December 31, 2016 the Company had a loss from continuing operations before income taxes of approximately $7,386,000 compared to a loss from continuing operations before income taxes of approximately $6,600,000 for the year ended December 31, 2015. This change is due primarily to increased operating expenses of $3,278,000 and decreased interest and dividend income of $4,000, partially offset by increased gross margin of $7,000, and decreases in the amount of realized and unrealized gains on the sale of marketable securities of $2,489,000.

More detailed explanation of the year ended December 31, 2016 and 2015 changes are included in the applicable segment discussions following.

Total Revenues - For the years ended December 31, 2016 and 2015, the Company had total sales of $1,552,000 and $1,597,000, respectively, for a decrease of $45,000 or 3%. For the year ended December 31, 2016, revenues included $139,000 in revenues from our Digital Media Mobile Games Publishing and Advertising segment and $1,413,000 in restaurant revenues. Management plans to expand its mobile application and game development and monetization efforts and expects increased revenues in this segment in the coming year. Our restaurant revenues fluctuate based on airport traffic fluctuations. As stated above, the lease in the Philadelphia Airport is scheduled to expire in April 2017 and will not be renewed. Concurrent with expiration of the lease the restaurant the will close. The Company’s plan is to divest itself from its restaurant division and is considering spinning off the business, and issuing a stock dividend to its shareholders of record as of May 19, 2017, however, there is no assurance this can be completed. The Company is also exploring opportunities to license or franchise the name “Eat at Joe’s” as well as merger and acquisition targets of other businesses in the food service industries.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor increased $219,000 from $1,719,000 to $1,938,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015. The cost of labor increased in our Digital Media Mobile Games Publishing and Advertising segment by $414,000 due to hiring additional employees for our digital media operations. Of this amount, $248,000 was settled in cash and $166,000 was paid in restricted stock recorded at fair value. At the corporate level, cash compensation increased by $205,000, while the amounts paid in restricted stock recorded at fair value decrease by $436,000 for a net decreased of $231,000. The remaining difference is attributed to hiring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increased approximately 5% as a percentage of sales from 2015 to 2016. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, pays $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12 month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,500 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver and further increased our rent expense for the year. Beginning September 1, 2016, we began leasing office space in Berlin, Germany on a month to month basis at a cost of EUR 250 plus 19% tax per person up to a maximum of 10 people. The Berlin office is being used by leased employees hired by the Company for the marketing and user acquisition for the Pocket Starships game. For 2016, we incurred approximately $7,500 in rent pursuant to the Germany lease agreement. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $225 per month per desk.

Depreciation and amortization expenses increased by $68,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015. This is attributable to depreciation and amortization expenses on the purchase of office equipment, furniture and fixtures and leasehold improvements for the new corporate headquarters in Denver Colorado of approximately $192,000 in 2015 and $41,000 in 2016, new office equipment of approximately $7,000 in 2016 for use in our Digital Media Mobile Games Publishing and Advertising segment, and new restaurant equipment of approximately $16,000 in 2015, and the purchase of approximately $20,000 of intangible assets during 2015.

Professional fees increased $1,020,000 from $2,274,000 in 2015 to $3,294,000 in 2016. Professional fees during 2016 included the grant of 4,509,912 shares of restricted common stock, 350,000 options to purchase restricted common stock issued to third parties for consulting services, and vesting of shares of restricted common stock with a total fair value of $2,306,000. The Company paid approximately $587,000 in consulting fees for investor and public relations. The remaining $401,000 is due to legal, accounting and other professional service needs. Professional fees during 2015 included the grant of 500,000 shares of restricted common stock issued to third parties for legal services recorded at fair value of $295,000, and the grant of 2,420,000 shares of restricted common stock issued to third parties for consulting services recorded at fair value of $1,265,000. The Company paid approximately $519,000 in consulting fees for investor and public relations. The remaining $429,000 is due to accounting and other professional service needs.

As described in the plan of operations above, the Company obtained an exclusive option to purchase all of MMOJoe’s assets including but not limited to all assets pertaining to Pocket Starships for cash of $5,000,000 plus $10,000,000 worth of shares of the Company’s common stock, valued at the time of closing of the purchase in exchange for granted MMOJoe stock options to purchase an aggregate of 3.75 million shares of the Company’s common stock. The stock options are fully vested, exercisable at a price per share of $1.00, $2.50 and $5.00 and will expire starting in December 31, 2017 through December 31, 2019. Total fair value of the options of $472,000 has been recorded as an expense in full in 2016 due to the uncertainty of such acquisition occurring in the near future.

During the year ended December 31, 2016, the Company incurred research and development costs of $416,000 in connection with fees paid to a game developer for the development of the Pocket Starships game. There were no such costs in 2015.

Other general and administrative expenses increased approximately $1,017,000 for the year months ended December 31, 2016 compared to the year months ended December 31, 2015. The increase can be attributed primarily to software licensing, publishing and development costs which increased by $664,000, marketing costs which increased by $225,000, travel costs which increased by $118,000, and various other general and administrative cost increases.

The Company had unrealized losses on trading securities of $57,000 for the year ended December 31, 2016 compared to unrealized losses of $1,181,000 for the year ended December 31, 2015. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company realized losses from the sale of trading securities of $95,000 for the year ended December 31, 2016, compared to realized losses of approximately $1,460,000 for the year ended December 31, 2015. Realized gains and losses are the difference between the selling prices and fair value of the underlying trading securities at the date of sale.

As of December 31, 2016, the Company had deferred tax assets arising from net operating loss carry-forwards, unrealized losses on marketable securities, capital loss carry overs and deductible temporary differences of approximately $13,700,000 compared to $7,000,000 in deferred tax assets at December 31, 2015. During the year ended December 31, 2016, the Company increased its net operating loss carry-forwards by approximately $6,600,000, increased it capital loss carry-overs by approximately $800,000 and used approximately $700,000 in deductible temporary differences. Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $4,225,000 against these potential future tax benefits. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

Digital Media Segment:

	2016	2015	Difference	%
Revenues	$139,000	$6,000	$133,000	2217%
General and administrative	2,935,000	414,000	2,521,000	609%
Depreciation and amortization	51,000	—	51,000	100%
Operating Loss	$(2,847,000)	$(408,000)	$(2,439,000)	598%

Results of Operations – For the year ended December 31, 2016 the Digital Media segment had an operating loss of $2,847,000 compared to an operating loss of $408,000 for the year ended December 31, 2015. Our Digital Media segment started operations in March 2015.

Revenues – For the year ended December 31, 2016 the Digital Media segment had revenues of $139,000 compared to revenues of $6,000 for the year ended December 31, 2015. Management expect digital media revenues to increase during the next 12-18 months as the Company expands its mobile games and application development and publishing activities through the acquisition and/or development of its own intellectual property and publishing agreements with developers.

General and Administrative Expenses – For the year ended December 31, 2016, the Digital Media segment had total selling, general and administrative expenses of approximately $2,935,000, which included Labor and related expenses of approximately $575,000, of which approximately $385,000 was paid in cash and $190,000 was paid in restricted stock recorded at fair value, rent expense of $8,000, professional fees of $250,000, of which approximately $172,000 was paid in cash and $78,000 was paid in restricted stock recorded at fair value, common stock options granted for acquisition option of $472,000, research and development of $416,000, software licensing and publishing costs of $735,000, marketing costs of $350,000, travel costs of $116,000, and various other general and administrative costs of $13,000. For the year ended December 31, 2015, the Digital Media segment had total selling, general and administrative expenses of approximately $414,000, which included Labor and related expenses of approximately $161,000, of which approximately $137,000 was paid in cash and $24,000 was paid in restricted stock recorded at fair value, digital marketing expenses of approximately $125,000, software development costs of approximately $67,000, professional fees of approximately $50,000, and other general and administrative costs of approximately $11,000.

Restaurant Segment:

	2016	2015	Difference	%
Revenues	$1,413,000	$1,591,000	$(178,000)	-11%
Cost of sales	421,000	473,000	(52,000)	-11%
General and administrative	949,000	918,000	31,000	3%
Depreciation and amortization	68,000	74,000	(6,000)	-8%
Operating income (loss)	$(25,000)	$126,000	$(151,000)	-120%

Results of Operations – For the year ended December 31, 2016, the Restaurant segment had an operating loss of $25,000 compared to operating income of $126,000 for the year ended December 31, 2015. Concurrent with expiration its lease in April 2017, the restaurant the will close. The Company’s plan is to divest itself from its restaurant division and is considering spinning off the business, and issuing a stock dividend to its shareholders of record as of May 19, 2017, however, there is no assurance this can be completed. The Company is also exploring opportunities to license or franchise the name “Eat at Joe’s” as well as merger and acquisition targets of other businesses in the food service industries.

Revenues – For the years ended December 31, 2016 and 2015, the Restaurant segment had sales of $1,413,000 and $1,591,000, respectively, for a decrease of $178,000 or 11%. Restaurant revenues fluctuates based upon airport traffic fluctuations.

Costs of Sales – For the years ended December 31, 2016 and 2015, the Restaurant segment had costs of sales of $421,000 and $473,000, respectively, for a decrease of approximately $52,000 or 11% as a result of the decrease in revenues. Costs of sales include the costs of food, beverage, and kitchen.

General and Administrative Expenses – For the years ended December 31, 2016 and 2015, the Restaurant segment had general and administrative expenses of $949,000 compared to approximately $918,000 for the year ended December 31, 2015. The increase in general and administrative expenses is due primarily increased in salary and wages of employees.

DISCONTINUED OPERATIONS

On February 23, 2015, the Company entered into an agreement whereby, the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”), an internet company that began operations in September 2014. The acquisition of Franklin had been accounted for as a purchase and the operations of Franklin have been consolidated since the date of the acquisition. The $1.7 million purchase price was allocated based upon the fair value of the acquired assets which consists of intangible assets of $671,000, deferred tax liability of $118,000 and goodwill of $1,147,000, as determined by management with the assistance of an independent valuation firm.

On December 31, 2015, the Company and the former owners of Franklin agreed to unwind the agreement and return the original consideration exchanged in the contract. As a result, the Company reported a loss on rescission of discontinued operations of $1,638,000 due to the write off of the unamortized intangible assets, goodwill and deferred tax liability, reduced by the fair value of the 2.5 million shares of common stock returned to the Company amounting to $500,000 or a net amount of $1,138,000. In addition, the Company also recognized a loss from discontinued operations of $1,206,000 which includes stock-based compensation of $279,000. The Company reported the loss from operations from Franklin as a loss from discontinued operations in the accompanying statements of operations since the Company considered its decision to rescind the Franklin acquisition as a strategic shift that has a major effect in the Company’s operations and financial results.

During the year ended December 31, 2016, the Company incurred expenses of $4,000 related to Franklin.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss from continuing operations for the year ended December 31, 2016 of $7,386,000 and utilized cash in operations of $3,929,000. As of December 31, 2016, the Company had current assets of $3,569,000, which included cash and cash equivalents of approximately $3,204,000, and trading securities of $59,000. The Company’s restaurant, Eat At Joes is scheduled to close in April 2017, concurrent with the expiration of the lease. However, the Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

During the years ended December 31, 2016 and 2015, the Company has met its capital requirements through the sale of its trading securities for proceeds of $783,000 and $3,061,000, respectively, and through the use of existing cash reserves.

Operating Activities - For the year ended December 31, 2016 and 2015, the Company used cash for operating activities of $3,929,000 and $2,836,000, respectively. This is due primarily to our expansion efforts into the digital media publishing, advertising and gaming industry, the addition of new management and operations personnel and the resulting increases in operating expenses.

As discussed in greater detail above, since December 17, 2015, the Company has been publishing Pocket Starships through an exclusive 5-year publishing agreement in signed in December 2015. As part of the agreement, the Company agreed to provide Spectacle monthly advances of $30,000 to cover development expenses related to Pocket Starships. In April 2016, the agreement was amended and the advance amount was increased to $120,000 per month starting in May 2016. In May 2016, the agreement was further amended to increase the monthly amount to $130,000 starting in June 2016. As a result, the Company recorded a total of $1,151,000 during the year ended Dec. 31, 2016. The monthly advance is non-refundable but is recoupable from future revenues generated from Pocket Starships. The agreement also provides that the Company provide appropriate marketing, promotional and user acquisition funds for the purpose of marketing Pocket Starships. These amounts are based upon the Company’s reasonable discretion determined by analysis of the various metrics and performance indicators. During 2016, the Company recorded a total of $350,000 in marketing and another $116,000 in travel costs. The Company can unilaterally terminate this agreement within 30 days of the one year anniversary of the agreement and each six-month period thereafter by providing written notice to Spectacle. Either party may terminate the agreement in the event of a material breach by the other party that remains uncured after receipt of thirty days written notice.

Investing Activities - During the year ended December 31, 2016, the Company received $783,000 in cash proceeds from sales of trading securities and used cash of $569,000 for the purchase of trading securities, property plant and equipment, and licensing rights. During the year ended December 31, 2015, the Company received $3,061,000 in cash proceeds from sales of trading securities and used cash of $315,000 for the purchase of property plant and equipment, domain names, and licensing rights.

Financing Activities - During the year ended December 31, 2016, the Company sold 100,000 shares of restricted common stock to a service provider for $15,000. During the year ended December 31, 2015, the Company did not engage in any financing activities.

During 2016 we have worked closely with the development team at Spectacle Games to optimize game play and expand the availability of the Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to provide the monthly advances to Spectacle for further development, enhancement and maintenance of the game as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities.

We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months. Historically, we have financed our operations primarily through private sales of our trading securities or through sales of our common stock. If our sales goals for our products do not materialize as planned, we believe that the Company can reduce its operating and product development costs that would allow us to maintain sufficient cash levels to continue operations. However, if we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Government Regulations - The Company is subject to all pertinent federal, state, local and international laws governing its business. Each subsidiary is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions, overtime and tip credits.

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

Through our wholly owned subsidiaries SPYR APPS, LLC, d/b/a SPYR GAMES and SPYR APPS Oy, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. The Company’s dedicated mobile gaming applications can be downloaded through the app stores maintained by Apple and Google. The Company’s cross platform gaming application, which can be played on personal computers, Facebook and mobile devices, can be downloaded from the internet and Facebook as well as through the app stores maintained by Apple, Google and Amazon. The Company receives revenue from the sale of advertising provided with games and through in-app purchases. The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SPYR, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SPYR, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPYR, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 31, 2017

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,204,000	$6,904,000
Accounts receivable, net	44,000	8,000
Other receivable	200,000	—
Inventory	12,000	13,000
Prepaid expenses	50,000	56,000
Trading securities, at market value	59,000	324,000
Total Current Assets	3,569,000	7,305,000

Property and equipment, net	211,000	275,000
Intangible assets, net	18,000	21,000
Capitalized licensing rights, net	40,000	80,000
Other assets	22,000	22,000
TOTAL ASSETS	$3,860,000	$7,703,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$176,000	$105,000
Related party accounts payable	—	7,000
Total Current Liabilities	176,000	112,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized 107,636 Class A shares issued and outstanding as of December 31, 2016 and 2015	11	11
20,000 Class E shares issued and outstanding as of December 31, 2016 and 2015	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized 157,637,026 and 151,508,127 shares issued and outstanding as of December 31, 2016 and 2015	15,763	15,151
Additional paid-in capital	34,752,224	31,269,836
Accumulated deficit	(31,084,000)	(23,694,000)
Total Stockholders’ Equity	3,684,000	7,591,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,860,000	$7,703,000

The accompanying notes are an integral part of these consolidated financial statements.
16

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

Revenues	$1,552,000	$1,597,000
Cost of sales	421,000	473,000
Gross Margin	1,131,000	1,124,000

Expenses
Labor and related expenses	1,938,000	1,719,000
Rent	424,000	358,000
Depreciation and amortization	166,000	98,000
Professional fees	3,294,000	2,274,000
Research and development	416,000	—
Cost of acquisition option	472,000	—
Other general and administrative	1,673,000	656,000
Total Operating Expenses	8,383,000	5,105,000
Operating Loss	(7,252,000)	(3,981,000)

Other Income (Expense)
Interest and dividend income	18,000	22,000
Unrealized loss on trading securities	(57,000)	(1,181,000)
Loss on sale of marketable securities	(95,000)	(1,460,000)
Total Other Expense	(134,000)	(2,619,000)

Loss from continuing operations	(7,386,000)	(6,600,000)

Loss from discontinued operations	(4,000)	(1,206,000)
Loss on rescission of discontinued operations	—	(1,138,000)
Loss on discontinued operations	(4,000)	(2,344,000)

Net Loss	$(7,390,000)	$(8,944,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.05)	$(0.04)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$(0.02)

Net Loss
Basic and Diluted earnings per share	$(0.05)	$(0.06)

Weighted Average Common Shares
Basic and Diluted	154,092,844	152,346,182

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock						Common	Additional
	Class A		Class E		Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Total
Balance at December 31, 2014	107,636	$11	20,000	$2	140,627,710	$14,063	$987,500	$26,681,424	$(14,750,000)	$12,933,000
Common stock issued for employee signing bonuses	—	—	—	—	5,500,000	550	(987,500)	986,950	—	—
Common stock issued for employee compensation	—	—	—	—	2,360,417	236	—	1,075,764	—	1,076,000
Common stock issued for professional fees	—	—	—	—	2,420,000	242	—	1,264,758	—	1,265,000
Common stock issued for acquisition of Franklin Networks, Inc.	—	—	—	—	2,500,000	250	—	1,699,750	—	1,700,000
Common stock cancelled on rescinded acquisition of Franklin Networks, Inc.	—	—	—	—	(2,500,000)	(250)	—	(499,750)	—	(500,000)
Vesting of shares of common stock issued for services	—	—	—	—	600,000	60	—	60,940	—	61,000
Net loss	—	—	—	—	—	—	—	—	(8,944,000)	(8,944,000)
Balance at December 31, 2015	107,636	11	20,000	2	151,508,127	15,151	—	31,269,836	(23,694,000)	7,591,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,843,987	184	—	412,816	—	413,000
Fair value of common stock issued for professional fees	—	—	—	—	4,509,912	451	—	1,950,549	—	1,951,000
Common stock issued for cash	—	—	—	—	100,000	10	—	14,990	—	15,000
Fair value of options granted for acquisition option	—	—	—	—	—	—	—	472,000	—	472,000
Fair value of options and warrants granted for services	—	—	—	—	—	—	—	199,000	—	199,000
Common stock cancelled upon employee resignation	—	—	—	—	(325,000)	(33)	—	33	—	—
Vesting of shares of common stock issued for services	—	—	—	—	—	—	—	273,000	—	273,000
Contributed capital from sale of trading securities to related party	—	—	—	—	—	—	—	160,000	—	160,000
Net loss	—	—	—	—	—	—	—	—	(7,390,000)	(7,390,000)
Balance at December 31, 2016	107,636	$11	20,000	$2	157,637,026	$15,763	$—	$34,752,224	$(31,084,000)	$3,684,000
The accompanying notes are an integral part of these consolidated financial statements.
18

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(7,390,000)	$(8,944,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	4,000	2,344,000
Depreciation and amortization	166,000	98,000
Fair value of vesting warrants and options	199,000	—
Common stock issued for employee compensation	413,000	796,000
Common stock issued for professional fees	1,951,000	1,265,000
Fair value of options granted for acquisition option	472,000	—
Vesting of shares of common stock issued for services	273,000	61,000
Unrealized loss on trading securities	57,000	1,181,000
Loss on sale of trading securities	95,000	1,460,000
Changes in operating assets and liabilities:
Increase in accounts receivables	(36,000)	(3,000)
Increase in other receivables	(200,000)	—
Decrease in inventory	1,000	2,000
Decrease in prepaid expenses	6,000	5,000
Increase in other assets	—	(7,000)
Increase in accounts payable and accrued liabilities	71,000	32,000
Decrease in related party accounts payable	(7,000)	(262,000)
Net Cash Used in Operating Activities from Continuing Operations	(3,925,000)	(1,972,000)
Net Cash Used in Operating Activities from Discontinued Operations	(4,000)	(864,000)
Net Cash Used in Operating Activities	(3,929,000)	(2,836,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	(10,000)	(80,000)
Purchases of trading securities	(510,000)	—
Proceeds from sale of trading securities	783,000	3,061,000
Purchase of property and equipment	(49,000)	(215,000)
Purchase of intangible assets	—	(20,000)
Net Cash Provided by Investing Activities	214,000	2,746,000

Cash Flows From Financing Activities:
Proceeds from sale of common stock	15,000	—
Net Cash Provided by Financing Activities	15,000	—

Net decrease in Cash	(3,700,000)	(90,000)
Cash and cash equivalents at beginning of period	6,904,000	6,994,000
Cash and cash equivalents at end of period	$3,204,000	$6,904,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Contributed capital from sale of trading securities	$160,000	$—
Common stock issued for acquisition of Franklin Networks, Inc.	$—	$1,700,000
Cancellation of common stock due to rescission of Franklin Networks acquisition	$—	$(500,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2016 AND 2015

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

Our lease in the Philadelphia Airport is scheduled to expire in April 2017 and will not be renewed, and concurrent with expiration of the lease the restaurant the will close. The Company’s plan is to divest itself from its restaurant division and is considering spinning off the business, and issuing a stock dividend to its shareholders of record as of May 19, 2017, however, there is no assurance this can be completed. The Company is also exploring opportunities to license or franchise the name “Eat at Joe’s” as well as merger and acquisition targets of other businesses in the food service industries.

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

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2016, the Company recorded a net loss from continuing operations of $7,386,000 and utilized cash in continuing operations of $3,925,000. As of December 31, 2016, our cash balance was $3,204,000 and we had trading securities of 59,000.

The Company’s restaurant, Eat At Joes is scheduled to close in April 2017, concurrent with the expiration of the lease. However, the Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months. Historically, we have financed our operations primarily through private sales of our trading securities or through sales of our common stock. If our sales goals for our products do not materialize as planned, we believe that the Company can reduce its operating and product development costs that would allow us to maintain sufficient cash levels to continue operations. However, if we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation or amortization. Depreciation is recorded at the time property and equipment is placed in service using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the expected useful lives of the related assets or the lease term. The estimated economic useful lives of the related assets as follows:

Furniture and fixtures	5-10 years
Equipment	5- 7 years
Computer equipment	3 years
Leasehold improvements	6 years

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

An intangible asset with a definite useful life is amortized; an intangible asset with an indefinite useful life is not amortized until its useful life is determined to be no longer indefinite. The remaining useful lives of intangible assets not being amortized are evaluated at least annually to determine whether events and circumstances continue to support an indefinite useful life. As of December 31, 2015, total intangible assets amounted to $21,000.

During the year ended December 31, 2016, the Company recorded amortization expense of $3,000. As of December 31, 2016, total intangible assets amounted to $18,000 which consist of website development costs. There were no indications of impairment based on management’s assessment of these assets at December 31, 2016. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record impairment to our intangible assets.

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

The basic and fully diluted shares for the year ended December 31, 2016 are the same because the inclusion of the potential shares (Non-vested Common – 20,833, Class A – 26,909,028, Class E – 161,108, Options – 12,900,000, and Warrants – 200,000) would have had an anti-dilutive effect as the Company generated a net loss for the year ended December 31, 2016.

The basic and fully diluted shares for the year ended December 31, 2015 are the same because the inclusion of the potential shares (Non-vested Common – 329,167, Class A – 26,909,028, Class E – 452,489) would have had an anti-dilutive effect as the Company generated a net loss for the year ended December 31, 2015.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions, in the form of demand deposits. At December 31, 2016, the Company had cash deposits in one financial institutions that were above FDIC limits of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of this financial institution.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivable, inventory, prepaid expenses, and accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

The Company’s trading securities are measured at fair value using level 1 fair values.

Software Licensing and Publishing Costs

Software licensing and publishing costs pertain to non-refundable payments made to independent gaming software developers pursuant to licensing agreements. The payments are intended to assist gaming software developers in the marketing and further development of two gaming software applications.

Software licensing and publishing costs were $734,000 for the year ended December 31, 2016 and was reflected as part of Other General and Administrative expenses on the accompanying consolidated statements of operations. There were no such costs in 2015.

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

During the year ended December 31, 2016, the Company capitalized an additional $10,000 and amortized $50,000. As of December 31, 2016, the unamortized capitalized licensing rights amounted to $40,000 relating to one gaming application with an estimated life of five years, which approximates the term of the license.

Advertising Costs

Advertising, marketing and promotional costs are expensed as incurred and included in general and administrative expenses.

Advertising, marketing and promotional expense was $350,000 and $125,000 for the years ended December 31, 2016, and 2015, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the year ended December 31, 2016, the Company incurred $416,000 in research and development costs paid to an independent gaming software developer for the Pocket Starships game. There was no such expense in 2015.

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

Investments in securities are summarized as follows:

	Fair Value at Beginning		Proceeds from	Loss on	Contributed	Unrealized	Fair Value at December 31,
Year	of Year	Purchases	Sale	Sale	Capital	Loss	2016
2016	$324,000	$510,000	$(783,000)	$(95,000)	$160,000	$(57,000)	$59,000
2015	$6,026,000	$—	$(3,061,000)	$(1,460,000)	$—	$(1,181,000)	$324,000

Realized gains and losses are determined on the basis of specific identification. During the years ended December 31, 2016 and 2015, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	December 31, 2016	December 31, 2015

Sales proceeds	$783,000	$3,061,000
Gross realized (losses)	$(95,000)	$(1,460,000)
Gross realized gains	—	—
Loss on sale of trading securities	$(95,000)	$(1,460,000)

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 59,000	$ 59,000	$ -	$ -
Money market funds	36,000	36,000	-	-
Total	$ 95,000	$ 95,000	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 324,000	$ 324,000	$ -	$ -
Money market funds	333,000	333,000	-	-
Total	$ 657,000	$ 657,000	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2016	December 31, 2015

Equipment	$151,000	$131,000
Furniture and fixtures	116,000	87,000
Leasehold improvements	381,000	381,000
	648,000	599,000
Less: accumulated depreciation and amortization	(437,000)	(324,000)
Property and Equipment, Net	$211,000	$275,000

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $113,000 and, $98,000 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On February 23, 2015, the Company acquired Franklin Networks, Inc. (Franklin) from Mark McGarrity and another minority shareholder. Subsequently, on March 2, 2015, Mr. McGarrity was hired as Chief Information Officer of the Company. See Note 9.

During the months of April, May and June, 2015 all activities of Franklin were conducted from shared business offices of an officer of the Company. The Company paid $2,500 per month for the use of these facilities for a total of $7,500 and was reflected as part of Loss from discontinued operations on the accompanying consolidated statements of operations. As of December 31, 2015, the Company owed this officer a total of $7,000 in unpaid rent and other fees which was reported as related party accounts payable on the accompanying balance sheet.

During the months of April, May, June and July 2015, the Company used consulting services of a company owned by an officer of the Company in the amount of $38,000, of which $30,000 was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations and $8,000 was reflected as part of Loss from discontinued operations on the accompanying consolidated statements of operations.

On October 3, 2016, the Company sold trading securities valued at $340,000 to Berkshire Capital Management Co., Inc. (“Berkshire”) for $500,000. Berkshire is controlled by Joseph Fiore, majority shareholder and chairman of the board of directors of the Company. The Company reported the $160,000 difference between the value of the trading securities and cash sale price as contributed capital.

The Company paid a total of $60,000 during the years ended December 31, 2016 and 2015 to a management and consulting firm owned by Mr. Joseph Fiore, majority shareholder and chairman of the board of directors of the Company. The payment pertains to services rendered for the Company’s restaurant business, Eat at Joes.

NOTE 5 - INCOME TAXES

The Company did not provide any Federal and State income tax for the years ended December 31, 2016 and 2015 due to the Company’s net losses.

A reconciliation of the provision for income taxes computed using the US statutory federal income tax rate is as follows:

	December 31,
	2016	2015
Tax provision at US statutory federal income tax rate	$(2,320,000)	$(837,000)
State income tax, net of federal benefit	—	—
Change in valuation allowances	2,320,000	837,000
Provision for Income Taxes	$—	$—

The significant components of the Company’s deferred tax assets were:

	December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carry forward	$3,746,000	$1,381,000
Unrealized losses on marketable securities	251,000	518,000
Stock based compensation	197,000	—
Depreciation and other	31,000	6,000
	4,225,000	1,905,000
Less valuation allowance	(4,225,000)	(1,905,000)
Net Deferred Tax Asset	$—	$—

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

As of December 31, 2016, the Company recorded a valuation allowance of $4,225,000 for its deferred tax assets. The Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2016 and 2015, the Company does not have a liability for unrecognized tax benefits.

The Company’s net operating loss carry forward for income tax purposes as of December 31, 2016 was approximately $9,900,000 and may be offset against future taxable income through 2036. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is generally no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2013. However, as of December 31, 2016, the years subsequent to 2013 remain open and could be subject to examination by tax authorities including the U.S. Internal Revenue Service and major state and local tax jurisdictions in the United States.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “General and administrative expenses.”

As of December 31, 2016, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties, nor did the Company recognized any interest or penalties expense related to unrecognized tax benefits during the years ended December 31, 2016 or 2015.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rent

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000.

The Company’s wholly-owned subsidiary E.A.J.: PHL, Airport Inc. leases approximately 845 square feet in the Philadelphia Airport, Philadelphia, Pennsylvania, pursuant to a lease dated July 6, 2010. E.A.J.: PHL, Airport Inc. pays $14,000 per month basic rent, plus percentage rent equal to 20% of gross revenues above $1,200,000, under the lease, which expires April 30, 2017.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Amount
2017	$ 201,000
2018	147,000
2019	150,000
2020	152,000
2021	-
Thereafter	-
Total Five Year Minimum Lease Payments	$ 650,000

Rent expense for the years ended December 31, 2016 and 2015 was $424,000 and $358,000, respectively. In addition to the minimum basic rent, rent expense also includes approximately $5,000 per month for other items charged by the landlord in connection with rent.

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

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt and is vigorously defending this lawsuit. On December 4, 2015, the Company filed a motion to dismiss the suit based on the statute of limitations. In evaluating a motion to dismiss, the Court is only allowed to view the allegations set forth in the plaintiff’s complaint and documents referenced therein, must assume that those allegations are true, and must construe all evidence contained in the referenced documents in a light most favorable to the plaintiff. On August 24, 2016, under this standard, the Court determined that the legal requirements to grant the motion to dismiss had not been fully satisfied and denied the Company’s Motion to Dismiss. Accordingly, no final determinations regarding liability have been made, the case will proceed to be litigated in the normal course, and, if the Company elects, it will have the ability to again present its arguments for dismissal prior to trial through a motion for summary judgment, which will allow for a determination to be made based on a legal standard that is slightly less favorable to the plaintiff. If that motion is denied, the Company will still have the opportunity to present all of its arguments and defenses at trial, at which Zakeni will have to prove its case by a preponderance of the evidence. The case is scheduled for trial on January 8, 2018. Based upon available information at this very early stage of litigation, it is still the belief of management and opinion of in-house counsel that the Company will obtain a favorable ruling and no amount will be awarded to the plaintiff in this action. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

Employment Agreements

Pursuant to employment agreements entered in December 2014 and October 2015, the Company agreed to compensate three officers with a base salary in the aggregate of $450,000 per year through 2020. In addition, as part of the employment agreement, the Company also agreed to grant these officers an aggregate of 1.55 million shares of common stock at the beginning of each employment year.

Acquisition Option

In January 2016, the Company started publishing an electronic game called Pocket Starships through an exclusive publishing agreement (the “Publishing Agreement”) with Spectacle Games Publishing (“Spectacle”). The exclusive Publishing Agreement runs for a term of five years, expiring on December 17, 2020. Spectacle is a California corporation, holding the exclusive rights to publish and market Pocket Starships, including the ability to sublicense these rights to other parties, pursuant to an agreement with MMOJoe UG. MMOJoe UG, a German limited liability company (“MMOJoe”) is the owner and developer of all intellectual property that relates or pertains to the real-time, cross-platform, massively multiplayer on-line electronic game known as Pocket Starships.

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

In exchange for the Option, the Company granted MMOJoe stock options to purchase an aggregate of 3.75 million shares of the Company’s common stock. The stock options are fully vested, exercisable at a price per share of $1.00, $2.50 and $5.00 and will expire starting in December 31, 2017 through December 31, 2019. Total fair value of the options amounted to $472,000 using the Black-Scholes Option Pricing Model. Total fair value of the options of $472,000 has been recorded as an expense in 2016 due to the uncertainty of such acquisition occurring in the near future.

Publishing Agreement

Since December 17, 2015, the Company has been publishing an electronic game called Pocket Starships through an exclusive 5 year publishing agreement in signed in December 2015. As part of the agreement, the Company agreed to provide Spectacle monthly advances of $30,000 to cover development expenses related to Pocket Starships. In April 2016, the agreement was amended and the advance amount was increased to $120,000 per month starting in May 2016. In May 2016, the agreement was further amended to increase the monthly amount to $130,000 starting in June 2016. As a result, the Company recorded a total of $1,151,000 during the year ended December 31, 2016, of which, $734,000 was reported as part of Other General and Administrative expenses and $416,000 as part of Research and Development expenses in the accompanying statements of operations. The monthly advance is non-refundable but is recoupable from future revenues generated from Pocket Starships. The agreement also provides that the Company provide appropriate marketing, promotional and user acquisition funds for the purpose of marketing Pocket Starships. These amounts are based upon the Company’s reasonable discretion determined by analysis of the various metrics and performance indicators. During 2016, the Company recorded a total of $350,000 in marketing and another $116,000 in travel costs. The Company can unilaterally terminate this agreement within 30 days of the one year anniversary of the agreement and each six-month period thereafter by providing written notice to Spectacle. Either party may terminate the agreement in the event of a material breach by the other party that remains uncured after receipt of thirty days written notice.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock:

Year Ended December 31, 2015:

In December 2014 the Company agreed to issue a total of 5,500,000 shares of the Company’s restricted common stock as a form of signing bonus to two employees with a fair value of $987,500. The entire fair value of $987,500 was expensed in 2014 and the 5.5 million common shares were subsequently issued in 2015.

During the year ended December 31, 2015, the Company issued an aggregate of 4,780,417 shares of common stock to employees and consultants with a total fair value of $2,341,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $2,341,000 upon issuance. The shares issued were valued at the date of the respective agreements.

In February 2015, the Company issued 2,500,000 shares of the its restricted common stock in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation. In December 2015, the Company cancelled 2,500,000 shares of its restricted common stock due to rescission and unwinding of the acquisition agreement. The value of the shares on the issuance date was $1,700,000 and the value of the shares on the rescission date was $500,000, resulting in a net charge to additional paid in capital of $1,200,000.

Year Ended December 31, 2016:

During the year ended December 31, 2016, the Company issued an aggregate of 1,843,987 shares of common stock to employees with a total fair value of $413,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $413,000 upon issuance. The shares issued were valued at the date of the respective agreements.

During the year ended December 31, 2016, the Company issued an aggregate of 4,509,912 shares of restricted common stock to consultants with a total fair value of $1,951,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,951,000 upon issuance. The shares issued were valued at the date of the respective agreements.

During the year ended December 31, 2016, the Company issued an aggregate of 100,000 shares of restricted common stock to consultants for cash of $15,000.

In April 2016, the Company cancelled a total of 325,000 shares of common stock issued to an employee pursuant to a settlement and termination agreement. Pursuant to current accounting guidelines, no further accounting was necessary for the cancellation of the 325,000 shares of common stock other than to remove the par value amounting to $33.00.

Common Stock with Vesting Terms:

The following table summarizes common stock with vesting terms activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2014	-	$-
Granted	600,000	0.61
Vested	(270,833)	0.57
Forfeited	-	-
Non-vested, December 31, 2015	329,167	$0.47
Granted	-	-
Vested	(308,334)	0.47
Forfeited	-	-
Non-vested, December 31, 2016	20,833	$0.50

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

During the year ended December 31, 2015, 270,833 of these shares vested and as a result, the Company recognized compensation cost of $61,000.

During the year ended December 31, 2016, another 308,334 of these shares vested and as a result, the Company recognized compensation cost of $273,000. As of December 31, 2016, total unvested shares totaled 20,833 shares with unearned compensation costs of $13,000 which will be recognized in 2017.

When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2015	—	$—
Granted	12,900,000	2.83
Exercised	—	—
Cancelled	—	—
Forfeited	—	—
Outstanding, December 31, 2016	12,900,000	$2.83
Exercisable, December 31, 2016	4,400,000	$2.83

In June 2016, the Company granted options to purchase 3.75 million shares of common stock valued at $472,000 pursuant to the planned acquisition of MMOJoe (see Note 6). The stock options are fully vested, exercisable at a price per share of $1.00, $2.50 and $5.00 and will expire starting December 31, 2017 through December 31, 2019.

In August 2016, the Company granted an employee options to purchase a total of 7.5 million shares of common stock with an exercise price per share of $1.00, $2.50 and $5.00. The options are fully vested upon grant but are only exercisable in three tranches starting in January 2017, 2018 and 2019. Total fair value of the options at grant date amounted to $201,000 computed using the Black-Scholes Option Pricing Model. The Company determined the appropriate treatment is to recognize the fair value of the options over the service period, which would be when the options are fully exercisable. The first tranche of 1 million shares became exercisable on January 1, 2017 with a fair value of the options at grant date of $28,000 computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2016, the Company recognized compensation expense of $28,000. Subsequent to December 31, 2016, the employment agreement was terminated, all options cancelled, and no further compensation expense for these options will be recognized.

In October 2016, the Company granted an employee options to purchase a total of 1.5 million shares of common stock with an exercise price per share of $1.00, $2.50 and $5.00 and will expire starting December 31, 2017 through December 31, 2019. The options are fully vested upon grant but are only exercisable in three tranches starting in October 2016 and January 2018 and 2019. Total fair value of the options at grant date amounted to $145,000 computed using the Black-Scholes Option Pricing Model. The Company determined the appropriate treatment is to recognize the fair value of the options over the service period, which would be when the options are fully exercisable. During the year ended December 31, 2016, the Company recognized compensation expense of $62,000. As of December 31, 2016, future unamortized costs amounted to approximately $82,000.

In October, 2016, the Company signed and investor relations consulting agreement with a third party granting options to purchase 50,000 shares of restricted common stock per month beginning October 24, 2016 through October 24, 2017 with an exercise price of $1.00 per share that will expire 36 months from date of grant. The options are granted monthly and fully vested and exercisable upon grant. As of December 31, 2016, 150,000 options were granted. Total fair value of the options at their respective grant dates amounted to $59,000 computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2016, the Company fully recognized the $59,000 compensation expense.

The weighted average exercise prices, remaining lives for options granted, and exercisable as of December 31, 2016, were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price

$1.00	2,150,000	1.21 - 3	$1.00	1,150,000	$1.00
$2.50	2,750,000	2.21 - 2.5	$2.50	750,000	$2.50
$5.00	8,000,000	3.21 - 3.5	$5.00	2,500,000	$5.00
	12,900,000		$3.97	4,400,000	$3.40

At December 31, 2016, the Company’s closing stock price was $0.62 per share and the aggregate intrinsic value of the options outstanding at December 31, 2016 was $0. There were no stock options issued or outstanding during the year ended December 31, 2015.

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
December 31, 2015	—	$—
Granted	200,000	0.50
Exercised	—	—
Cancelled	—	—
Forfeited	—	—
Outstanding, December 31, 2016	200,000	$0.50
Exercisable, December 31, 2016	200,000	$0.50

In October and November 2016, pursuant to advisory services agreement, the Company granted warrants to purchase a total of 200,000 shares of restricted common stock with an exercise price of $1.00 and will expire 12 months after date of grant. The options are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $50,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

	Outstanding Warrants			Exercisable Warrants
Warrants			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	200,000	1	$0.50	200,000	$0.50
	200,000		$0.50	200,000	$0.50

At December 31, 2016, the Company’s closing stock price was $0.62 per share and the aggregate intrinsic value of the warrants outstanding at December 31, 2016 was $24,000. There were no stock warrants issued or outstanding during the year ended December 31, 2015.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2016:

Year Ended December 31,
2016
Expected life in years	0.61 – 3.5
Stock price volatility	132% - 156%
Risk free interest rate	0.62% - 1.54%
Expected dividends	-
Forfeiture rate	-

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

NOTE 8 – SEGMENT REPORTING

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

Our lease in the Philadelphia Airport is scheduled to expire in April 2017 and will not be renewed, and concurrent with expiration of the lease the restaurant the will close. The Company’s plan is to divest itself from its restaurant division and is considering spinning off the business, and issuing a stock dividend to its shareholders of record as of May 19, 2017, however, there is no assurance this can be completed. The Company is also exploring opportunities to license or franchise the name “Eat at Joe’s” as well as merger and acquisition targets of other businesses in the food service industries.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, gains and losses on trading or marketable securities and income taxes are managed on a total company basis.

Information related to these segments is as follows:

REPORTABLE SEGMENTS
YEAR ENDED DECEMBER 31, 2016

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$139,000	$1,413,000	$—	$1,552,000
Cost of sales	—	421,000	—	421,000
Research and Development	416,000	—	—	416,000
General and administrative	2,519,000	949,000	4,333,000	7,801,000
Depreciation and amortization	51,000	68,000	47,000	166,000
Operating loss	$(2,847,000)	$(25,000)	$(4,380,000)	$(7,252,000)

Current assets	$290,000	$387,000	$2,892,000	$3,569,000
Property and equipment, net	8,000	30,000	173,000	211,000
Intangible assets	—	—	18,000	18,000
Other non-current assets	40,000	17,000	5,000	62,000
Total assets	$338,000	$434,000	$3,088,000	$3,860,000

REPORTABLE SEGMENTS
YEAR ENDED DECEMBER 31, 2015

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$6,000	$1,591,000	$—	$1,597,000
Cost of sales	—	473,000	—	473,000
General and administrative	414,000	918,000	3,675,000	5,007,000
Depreciation and amortization	—	74,000	24,000	98,000
Operating income (loss)	$(408,000)	$126,000	$(3,699,000)	$(3,981,000)

Current assets	$29,000	$284,000	$6,992,000	$7,305,000
Property and equipment, net	6,000	97,000	172,000	275,000
Intangible assets	—	—	21,000	21,000
Other non-current assets	80,000	17,000	5,000	102,000
Total assets	$115,000	$398,000	$7,190,000	$7,703,000

NOTE 9 – DISCONTINUED OPERATIONS

On February 23, 2015 the Company entered into an agreement whereby, the Company issued an aggregate of 2.5 million shares of its restricted common stock valued at $1,700,000, in exchange for all of the issued and outstanding shares of Franklin Networks, Inc., a Tennessee corporation (“Franklin”), an internet company that began operations in September 2014. The acquisition of Franklin had been accounted for as a purchase and the operations of Franklin have been consolidated since the date of the acquisition. The $1.7 million purchase price was allocated based upon the fair value of the acquired assets which consisted of intangible assets of $671,000, deferred tax liability of $118,000 and goodwill of $1,147,000, as determined by management with the assistance of an independent valuation firm.

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

During the year ended December 31, 2016, the Company incurred additional expenses of $4,494 related to the winding-up of Franklin. During the year ended December 31, 2015, Franklin generated a loss from operations of $2,344,000. The following table provides additional detail of these losses which are reflected as a loss on discontinued operations.

	December 31, 2016	December 31, 2015
Revenues	$—	$388,000
General and administrative	4,000	2,732,000
Loss from discontinued operations	$(4,000)	$(2,344,000)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
James R. Thompson, Esq	55	President, Chief Executive Officer & General Counsel	January 31, 2020

Joseph Fiore	55	Chairman of the Board of Directors	Next annual meeting

Jennifer Duettra, Esq	39	Executive Vice President, Assistant General Counsel & Secretary	January 31, 2020

Barry D. Loveless, CPA	50	Chief Financial Officer	October 15, 2020

Mark McGarrity	37	Chief Information Officer	March 31, 2016

James Mylock, Jr.	50	Director	Next annual meeting

Tim Matula	56	Director	Next annual meeting

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

The following table set forth the compensation of the Company’s executive officers for the years ended 2016 and 2015.

Summary Compensation Table
Name & Principal Position	Year		Salary $	Stock Awards $	All Others $	Total $
James R. Thompson	2016	(1)	$208,532	$150,000	$ -	$358,532
Chief Executive Officer &	2015	(2)	$191,206	$1,392,725	$ -	$1,583,931
General Counsel

Barry D. Loveless	2016	(3)	$154,909	$136,500	$ -	$291,409
Chief Financial Officer	2015	(4)	$34,495	$162,000	$37,500	$233,995

Jennifer D Duettra	2016	(5)	$130,225	$37,500	$ -	$167,725
Executive Vice President,	2015	(6)	$117,036	$213,525	$ -	$330,561
Assistant General Counsel &
Secretary

(1)	Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2016.
(2)	Stock Award includes 5,000,000 shares of restricted common stock valued at fair value on grant date December 22, 2014 and 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2015.
(3)	Stock Award includes 300,000 shares of restricted common stock valued at fair value on grant date October 16, 2016.
(4)	Stock Award includes 600,000 shares of restricted common stock valued at fair value on grant date October 16, 2015. Other compensation includes amounts paid while serving as an independent contracted Chief Financial Officer during the period April 30, 2015 to October 15, 2015.
(5)	Stock Award includes 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2016.
(6)	Stock Award includes 500,000 shares of restricted common stock valued at fair value on grant date December 29, 2014 and 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2015.

Employment Agreements

Effective January 1, 1997, the Company entered into an employment Agreement with Joseph Fiore (the “Fiore Employment Agreement”) under which Joseph Fiore serves as chairman of the board of the Company. Pursuant to the Fiore Employment Agreement, Mr. Fiore was to be paid $50,000 in 1997 and $75,000 in 1998. In addition, Mr. Fiore was to receive family health insurance coverage until age 70 and life insurance coverage until age 70 with a death benefit of $1,000,000 and the use of an automobile, with all expenses associated with the maintenance and operation of the automobile paid by the Corporation. Mr. Fiore deferred all salaries and benefits under this agreement until the Company reaches profitability.

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

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 153,637,026 shares of issued and outstanding Common Stock of the Company as of December 31, 2016, and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned		Percent
Joseph Fiore	Common Stock	99,872,820	*	63%
Tim Matula	Common Stock	11,000,000		7%
James R. Thompson	Common Stock	7,000,000		4%
James Mylock, Jr.	Common Stock	4,760,184		3%
Jennifer Duettra	Common Stock	1,000,000		1%
Barry D. Loveless	Common Stock	900,000		1%
All Executive Officers and Directors as a Group (7 persons)	Common Stock	124,533,004	**	79%

*	Includes 72,802,684 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,028 common shares), and 20,000 shares of Series E preferred stock (convertible to 161,108 common shares).
**	Includes 97,462,868 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,028 common shares), and 20,000 shares of Series E preferred stock (convertible to 161,108 common shares).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 3, 2016, the Company sold trading securities with a cost basis of $510,000 and a fair value of $340,000 to Berkshire Capital Management Co., Inc. (“Berkshire”) for $500,000. Berkshire is controlled by Joseph Fiore, majority shareholder and chairman of the board of directors of the Company. The Company reported the $170,000 difference between the cost basis of and the sold date fair value as a loss on sale. The Company and recorded the difference between the sold date fair value and cash sale price as contributed.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weinberg & Company, P.A. for professional services rendered during the years ended December 31, 2016 and 2015:

Service	2016	2015
Audit Fees	$93,000	$77,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$93,000	$77,000

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

The Audit Committee pre-approved 100% of the Company’s 2016 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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

3.	Exhibits required by Item 601 of Regulation S-K

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3	Amended Articles of Incorporation (1)
10.1	Lease Information Form between E.A.J.: PHL, Airport Inc. and Marketplace Redwood Limited Partnership(1)
10.2	Registration of trade name for Eat at Joe's(1)
10.2	Registration Rights Agreement(1)
10.3	Franklin Networks Acquisition Agreement (1)
14	Code of Ethics (1)
21	Subsidiaries of the Company(1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2017

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ James R. Thompson	President & Chief Executive Officer	March 31, 2017
James R. Thompson	(Principal Executive Officer)

/S/ Barry D. Loveless	Chief Financial Officer	March 31, 2017
Barry D. Loveless	(Principal Financial and Accounting Officer)

/S/ Joseph Fiore	Chairman & Director	March 31, 2017
Joseph Fiore

/S/ James Mylock, Jr.	Director	March 31, 2017
James Mylock, Jr.

/S/ Tim Matula	Director	March 31, 2017
Tim Matula

