Form 10-Q
period 2017-03-31
SPYR, Inc.
filed 2017-05-15
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 28, 2017, there were 160,507,026 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 170,648 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,296,000	$3,204,000
Accounts receivable, net	48,000	44,000
Other receivable	100,000	200,000
Inventory	8,000	12,000
Prepaid expenses	52,000	50,000
Trading securities, at market value	44,000	59,000
Total Current Assets	2,548,000	3,569,000

Property and equipment, net	184,000	211,000
Intangible assets, net	17,000	18,000
Capitalized licensing rights, net	38,000	40,000
Other assets	22,000	22,000
TOTAL ASSETS	$2,809,000	$3,860,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$222,000	$176,000
Total Current Liabilities	222,000	176,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of March 31, 2017 and December 31, 2016	11	11
20,000 Class E shares issued and outstanding
as of March 31, 2017 and December 31, 2016	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized
160,447,026 and 157,637,026 shares issued and outstanding
as of March 31, 2017 and December 31, 2016	16,044	15,763
Additional paid-in capital	37,111,943	34,752,224
Accumulated deficit	(34,541,000)	(31,084,000)
Total Stockholders’ Equity	2,587,000	3,684,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,809,000	$3,860,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues	$364,000	$332,000
Cost of sales	99,000	97,000
Gross Margin	265,000	235,000

Expenses
Labor and related expenses	1,493,000	553,000
Rent	99,000	104,000
Depreciation and amortization	30,000	38,000
Professional fees	1,592,000	219,000
Research and development	113,000	75,000
Other general and administrative	383,000	210,000
Total Operating Expenses	3,710,000	1,199,000
Operating Loss	(3,445,000)	(964,000)

Other Income (Expense)
Interest and dividend income	3,000	5,000
Unrealized (loss) gain on trading securities	(15,000)	101,000
Gain on sale of marketable securities	—	49,000
Total Other (Expense) Income	(12,000)	155,000

Loss from continuing operations	(3,457,000)	(809,000)

Loss on discontinued operations	—	(4,000)

Net Loss	$(3,457,000)	$(813,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.02)	$(0.01)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.02)	$(0.01)

Weighted Average Common Shares
Basic and Diluted	159,333,637	152,289,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	107,636	$11	20,000	$2	157,637,026	$15,763	$34,752,224	$(31,084,000)	$3,684,000

Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	846,875	—	847,000
Fair value of common stock issued for professional fees	—	—	—	—	1,560,000	156	1,064,844	—	1,065,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	402,000	—	402,000
Vesting of shares of common stock issued for services	—	—	—	—	—	—	46,000	—	46,000
Net loss	—	—	—	—	—	—	—	(3,457,000)	(3,457,000)
Balance at March 31, 2017	107,636	$11	20,000	$2	160,447,026	$16,044	$37,111,943	$(34,541,000)	$2,587,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss for the period	$(3,457,000)	$(813,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	—	4,000
Depreciation and amortization	30,000	38,000
Fair value of vesting warrants and options	402,000	—
Common stock issued for employee compensation	847,000	200,000
Common stock issued for professional fees	1,065,000	52,000
Vesting of shares of common stock issued for services	46,000	6,000
Unrealized loss on trading securities	15,000	(101,000)
(Gain) loss on sale of trading securities	—	(49,000)
(Increase) decrease in accounts receivables	(4,000)	(20,000)
Decrease (Increase) in other receivables	100,000	—
Decrease in inventory	4,000	3,000
(Increase) decrease in prepaid expenses	(2,000)	15,000
Increase (decrease) in accounts payable and accrued liabilities	46,000	34,000
Decrease in related party accounts payable	—	(8,000)
Net Cash Used in Operating Activities from Continuing Operations	(908,000)	(639,000)
Net Cash Used in Operating Activities from Discontinued Operations	—	(4,000)
Net Cash Used in Operating Activities	(908,000)	(643,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	—	(10,000)
Purchases of trading securities	—	(510,000)
Proceeds from sale of trading securities	—	189,000
Purchase of property and equipment	—	(40,000)
Net Cash (Used in) Provided by Investing Activities	—	(371,000)

Net decrease in Cash	(908,000)	(1,014,000)
Cash and cash equivalents at beginning of period	3,204,000	6,904,000
Cash and cash equivalents at end of period	$2,296,000	$5,890,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

We currently own three subsidiaries, two in the digital technology industry and, one in the restaurant industry, each having their own particular focus.

Through our wholly owned subsidiaries, SPYR APPS, LLC and SPYR APPS Oy, we operate our mobile games and applications business. The focus of the SPYR APPS subsidiaries is the development and publication of our own mobile games as well as the publication of games developed by third-party developers.

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we owned and operated the restaurant “Eat at Joe’s®,” which was located in the Philadelphia International Airport since 1997. Our lease in the Philadelphia Airport expired in April 2017 and will not be renewed. Concurrent with expiration of the lease the restaurant closed. The Company’s plan is to divest itself from its restaurant division and is considering spinning off the business, and issue a stock dividend to its shareholders; however, there is no assurance this can be completed. The Company is also exploring opportunities to license or franchise the name “Eat at Joe’s” as well as merger and acquisition targets of other food related businesses.

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, SPYR APPS, LLC, a Nevada Limited Liability Company, and SPYR APPS, Oy, a Finnish Limited Liability Company, and E.A.J.: PHL, Airport Inc., a Pennsylvania corporation. Intercompany accounts and transactions have been eliminated.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2017, the Company recorded a net loss from continuing operations of $3,457,000 and utilized cash in continuing operations of $908,000. As of March 31, 2017, our cash balance was $2,296,000 and we had trading securities of $44,000.

The Company’s restaurant, Eat At Joes closed in April 2017, concurrent with the expiration of the lease. However, the Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

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

The basic and fully diluted shares for the three months ended March 31, 2017 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 150,775, Options – 5,970,000, Warrants – 1,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2017.

The basic and fully diluted shares for the three months ended March 31, 2016 are the same because the inclusion of the potential shares (Non-vested Common – 241,667, Class A – 26,909,028, Class E – 696,767) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2016.

Software Licensing and Publication Costs

Software licensing and publishing costs pertain to non-refundable payments made to independent gaming software developers pursuant to licensing agreements. The payments are intended to assist gaming software developers in the marketing and further development of gaming software applications.

Software licensing and publication costs were $147,000 and $15,000 for the three months ended March 31, 2017 and 2016, respectively, and was reflected as part of Other general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

In a prior period, the Company capitalized $50,000 as a result of the acquisition of licensing rights of one gaming applications. The Company estimates that the gaming application will have an estimated life of five years, which approximates the term of the license. As of March 31, 2017 and December 31, 2016, the unamortized capitalized licensing rights amounted to $38,000 and $40,000 respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the three months ended March 31, 2017 and 2016, the Company incurred $113,000 and $75,000 in research and development costs paid to an independent gaming software developer for the Pocket Starships game.

Reclassifications

During the period ended March 31, 2016, the Company incurred $75,000 in connection with fees paid to a game developer for the development of the Pocket Starships game that were accounted as part of Operating expenses. To conform with presentation adopted for the current period, the Company reclassified this amount as Research and Development expenses. The reclassification had no effect on total assets, total shareholder's equity, net loss or cash flows as previously presented.

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

NOTE 2 - TRADING SECURITIES

The Company’s securities investments are bought and held principally for the purpose of selling them in the short term and are classified as trading securities. Trading securities are recorded at fair value based on quoted market prices (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings as unrealized gains or losses in the statement of operations. Gains from the sales of such securities will be utilized to fund payment of obligations and to provide working capital for operations and to finance future growth, including, but not limited to: conducting our ongoing business, conducting strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and research and development and implementation of the Company’s business plans generally.

Investments in securities are summarized as follows:

	Fair Value at
Year	Beginning of Year	Purchases	Proceeds from Sale	Gain on Sale	Unrealized Loss	Fair Value at March 31, 2017
2017	$59,000	$—	$—	$—	$(15,000)	$44,000

Realized gains and losses are determined on the basis of specific identification. During the three months ended March 31, 2017 and 2016, sales proceeds and gross realized gains and losses on trading securities were:

	March 31, 2017	March 31, 2016

Sales proceeds	$—	$189,000
Gross realized (losses)	$—	$—
Gross realized gains	—	49,000
Gain (loss) on sale of trading securities	$—	$49,000

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 44,000	$ 44,000	$ -	$ -
Money market funds	36,000	36,000	-	-
Total	$ 80,000	$ 80,000	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 59,000	$ 59,000	$ -	$ -
Money market funds	36,000	36,000	-	-
Total	$ 95,000	$ 95,000	$ -	$ -

The fair value of the Company’s trading securities is determined by reference to quoted market prices (level 1). During the three months ended March 31, 2017, the Company recorded $15,000 in unrealized losses to account for the changes in fair value of its trading securities. During the three months ended March 31, 2016, the Company recorded $101,000 in unrealized gains to account for the changes in fair value of its trading securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Equipment	$150,000	$151,000
Furniture & fixtures	116,000	116,000
Leasehold improvements	381,000	381,000
	647,000	648,000
Less: accumulated depreciation and amortization	(463,000)	(437,000)
Property and Equipment, Net	$184,000	$211,000

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $27,000 and $29,000, respectively.

NOTE 4 – EQUITY TRANSACTIONS

Common Stock:

During the three months ended March 31, 2017, the Company issued an aggregate of 1,250,000 shares of common stock to employees with a total fair value of $847,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $847,000 upon issuance. The shares issued were valued at the date earned under the respective agreements.

During the three months ended March 31, 2017, the Company issued an aggregate of 1,560,000 shares of restricted common stock to consultants with a total fair value of $1,065,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,065,000 upon issuance. The shares issued were valued at the date earned under the respective agreements.

Common Stock with Vesting Terms:

The following table summarizes common stock with vesting terms activity:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2016	20,833	$0.50
Granted	—	—
Vested	(20,833)	0.50
Forfeited	—	—
Non-vested, March 31, 2017	—	$—

In February 2015, the Company granted and issued 500,000 shares of its restricted common stock to a consultant pursuant to a consulting agreement. The 500,000 shares are forfeitable and are deemed earned upon completion of service over a period of twenty-four months. The Company recognizes the fair value of these shares as they vest. As of December 31, 2016, 479,167 of these shares had vested. During the three months ended March 31, 2017, the remaining 20,833 of these shares vested and as a result, the Company recognized compensation cost of $46,000. As of March 31, 2017, there were no unvested shares and no unearned compensation costs to be recorded.

When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Options

The following table summarizes common stock options activity:

		Weighted
		Average
	Options	Exercise Price
December 31, 2016	12,900,000	$2.83
Granted	570,000	1.00
Exercised	—	—
Cancelled	—	—
Forfeited	(7,500,000)	3.97
Outstanding, March 31, 2017	5,970,000	3.32
Exercisable, March 31, 2017	4,585,000	$3.43

During the period ended March 31, 2017, the Company granted stock options to consultants to purchase a total of 570,000 shares of common stock. A total of 185,000 options vested upon grant while the remaining 385,000 options will vest through February 2018 at a rate of 35,000 shares per month. The options are exercisable at $1.00 per share and will expire over 4 years. The fair values of the options are recorded at their respective grant dates computed using the Black-Scholes Option Pricing Model. During the three months ended March 31, 2017, the Company recognized $111,000 in compensation expense based upon the vesting of outstanding options. As of March 31, 2017 the unamortized compensation expense for unvested options was $231,000 which will be recognized over the vesting period.

The weighted average exercise prices, remaining lives for options granted, and exercisable as of March 31, 2017, were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price

$1.00	1,720,000	0.75 – 3.86	$1.00	1,335,000	$1.00
$2.50	1,250,000	1.75	$2.50	750,000	$2.50
$5.00	3,000,000	2.75	$5.00	2,500,000	$5.00
	5,970,000		$3.32	4,585,000	$3.43

At March 31, 2017, the Company’s closing stock price was $0.65 per share. As all outstanding options had an exercise price greater than $0.65 per share, there was no intrinsic value of the options outstanding at March 31, 2017.

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
December 31, 2016	200,000	$0.50
Granted	1,000,000	1.75
Exercised	—	—
Cancelled	—	—
Forfeited	—	—
Outstanding, March 31, 2017	1,200,000	$1.54
Exercisable, March 31, 2017	1,200,000	$1.54

In March 2017, pursuant to an employee separation agreement, the Company granted warrants to purchase a total of 1,000,000 shares of restricted common stock with an exercise price of $1.50 and $2.00 which will expire December 31, 2018. The warrants are fully vested and exercisable upon grant. Total fair value of the warrants at grant date amounted to $291,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of March 31, 2017, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.50	200,000	0.6
$1.50	500,000	1.75
$2.00	500,000	1.75
	1,200,000

At March 31, 2017, the Company’s closing stock price was $0.65 per share and the aggregate intrinsic value of the warrants outstanding at March 31, 2017 was $30,000.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2017:

Three-Months Ended March 31,
2017
Expected life in years	1.75 – 3.92
Stock price volatility	127% - 158%
Risk free interest rate	1.26% - 1.60%
Expected dividends	-
Forfeiture rate	-

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) the contractual life of the underlying non-employee options is the expected life. The expected life of the employee option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility was based upon the Company’s historical stock price over the expected term of the option. (3) The risk-free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

NOTE 5 – SEGMENT REPORTING

The Company operated in two segments: Digital Media and Restaurant, which provide different products or services.

Digital Media Segment - Through our wholly owned subsidiaries SPYR APPS, LLC and SPYR APPS Oy, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases.

Restaurant Segment - Through our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. we owned and operated one “American Diner” theme restaurant called “Eat at Joe’s ® located in the Philadelphia International Airport. Eat at Joe’s ® menu included a variety of dishes including omelets, waffles and hotcakes, sandwiches, hot dogs, burgers, traditional Philly Steak sandwiches, custom wraps, fresh salads and a full complement of beverages and deserts, all made with top quality, fresh ingredients and all prepared to order.

Our lease in the Philadelphia Airport expired in April 2017 and will not be renewed. Concurrent with expiration of the lease the restaurant closed. The Company’s plan is to divest itself from its restaurant division and is considering spinning off the business, and issue a stock dividend to its shareholders; however, there is no assurance this can be completed. The Company is also exploring opportunities to license or franchise the name “Eat at Joe’s®” as well as merger and acquisition targets of other businesses in the food service industries. Pursuant to current accounting guidelines, the Company will report the restaurant segment as a discontinued operations starting in April 2017.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, gains and losses on trading or marketable securities and income taxes are managed on a total company basis.

Information related to these segments is as follows:

REPORTABLE SEGMENTS
THREE MONTHS ENDED MARCH 31, 2017
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$52,000	$312,000	$—	$364,000
Cost of sales	—	99,000	—	99,000
Research and development	113,000	—	—	113,000
General and administrative	751,000	233,000	2,583,000	3,567,000
Depreciation and amortization	3,000	15,000	12,000	30,000
Operating loss	$(815,000)	$(35,000)	$(2,595,000)	$(3,445,000)

Current assets	$316,000	$378,000	$1,854,000	$2,548,000
Property and equipment, net	6,000	15,000	163,000	184,000
Intangible assets	—	—	17,000	17,000
Other non-current assets	38,000	17,000	5,000	60,000
Total assets	$360,000	$410,000	$2,039,000	$2,809,000

REPORTABLE SEGMENTS
THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

	Digital Media	Restaurants	Corporate	Consolidated

Revenues	$35,000	$297,000	$—	$332,000
Cost of sales	—	97,000	—	97,000
Research and development	75,000	—	—	75,000
General and administrative	258,000	239,000	589,000	1,086,000
Depreciation and amortization	8,000	19,000	11,000	38,000
Operating income (loss)	$(306,000)	$(58,000)	$(600,000)	$(964,000)

Current assets	$137,000	$245,000	$6,463,000	$6,845,000
Property and equipment, net	—	78,000	208,000	286,000
Intangible assets	—	—	20,000	20,000
Other non-current assets	—	17,000	6,000	23,000
Total assets	$137,000	$340,000	$6,697,000	$7,174,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company issued an aggregate of 60,000 shares of common stock to third party service providers with a total fair value of $38,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2017, and we undertake no duty to update this information.

Plan of Operations – SPYR, Inc. operated in two separate and distinct segments: Digital Media and Restaurant. The Digital Media segment includes publishing, co-publishing, developing and marketing mobile games and applications. The Restaurant segment included owning and operating an “American Diner” theme restaurant called “Eat at Joe’s®.” Concurrent with the expiration of our lease in the Philadelphia Airport in April 2017 and the closing of the restaurant, Management plans to focus our efforts on the Digital Media Segment.

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

Since December 17, 2015, the Company has been publishing Pocket Starships through an exclusive publishing agreement (the “Publishing Agreement”) with the game’s former publisher, Spectacle Games Publishing (“Spectacle”). The exclusive Publishing Agreement runs for a term of five years, expiring on December 17, 2020, and provides for the Company to fund advanced development and marketing of Pocket Starships in exchange for 50% of the revenue generated by Pocket Starships, us a recoupment, out of Spectacle’s share of the revenue, of the development money advanced by the Company. Should the Company decide to exercise the Option, the Company will receive 100% of the revenue generated by Pocket Starships.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2017 TO 2016

The consolidated results of continuing operations for the three months ended March 31, 2017 and 2016 are as follows:

	Digital Media	Restaurants	Corporate	Consolidated

Three Months Ended March 31, 2017
Revenues	$52,000	$312,000	$—	$364,000
Cost of sales	—	99,000	—	99,000
Labor and related expenses	383,000	123,000	987,000	1,493,000
Rent	3,000	61,000	35,000	99,000
Depreciation and amortization	3,000	15,000	12,000	30,000
Professional fees	93,000	—	1,499,000	1,592,000
Research and development	113,000	—	—	113,000
Other general and administrative	272,000	49,000	62,000	383,000
Operating loss	(815,000)	(35,000)	(2,595,000)	(3,445,000)

Other income (expense)	—	—	(12,000)	(12,000)
Loss from continuing operations	$(815,000)	$(35,000)	$(2,607,000)	$(3,457,000)

Three Months Ended March 31, 2016
Revenues	$35,000	$297,000	$—	$332,000
Cost of sales	—	97,000	—	97,000
Labor and related expenses	71,000	117,000	365,000	553,000
Rent	—	72,000	32,000	104,000
Depreciation and amortization	8,000	19,000	11,000	38,000
Professional fees	75,000	—	144,000	219,000
Research and development	75,000	—	—	75,000
Other general and administrative	112,000	50,000	48,000	210,000
Operating income (loss)	(306,000)	(58,000)	(600,000)	(964,000)

Other income (expense)	—	—	155,000	155,000
Income (loss) from continuing operations	$(306,000)	$(58,000)	$(445,000)	(809,000)

Results of Operations - For the three months ended March 31, 2017 the Company had a loss from continuing operations of $3,457,000 compared to a loss from continuing operations of $809,000 for the three months ended March 31, 2016. This change is due primarily to restricted stock awards granted to employees and third party service providers recorded at fair value of $2,360,000 during the period ended March 31, 2017, compared to $258,000 during the corresponding period in 2016. Other items contributing to the change included increases in professional fees settled in cash of $216,000, in research and development costs of $38,000, in other general and administrative expenses of $173,000, and decreases in gains on trading securities of $165,000.

More detailed explanation of the three months ended March 31, 2017 and 2016 changes are included in the applicable segment discussions following.

Total Revenues - Total revenues increased $32,000, to $364,000 from $332,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This change is due to increased digital media revenues of $17,000 and increased restaurant revenues of $15,000. For the three months ended March 31, 2017, revenues included $52,000 in revenues from our Digital Media Mobile Games Publishing and Advertising segment and $312,000 in restaurant revenues. For the three months ended March 31, 2016, revenues included $35,000 in revenues from our Digital Media Mobile Games Publishing and Advertising segment and $297,000 in restaurant revenues. Management plans to expand its mobile application and game development and monetization efforts and expects revenues to continued increasing in this segment in the coming months. As stated above, the lease in the Philadelphia Airport expired in April 2017 and the restaurant closed. The Company’s plan is to divest itself from its restaurant division and is considering spinning off the business, and issuing a stock dividend to its shareholders; however, there is no assurance this can be completed. The Company is also exploring opportunities to license or franchise the name “Eat at Joe’s” as well as merger and acquisition targets of other businesses in the food service industries.

Costs and Expenses - Costs of sales, include the costs of food, beverage, and kitchen supplies and relates solely to our restaurant business.

The cost of labor increased $940,000 to $1,493,000 from $553,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The cost of labor increased in our Digital Media Mobile Games Publishing and Advertising segment by $312,000. Of this amount, $15,000 was settled in cash and $297,000 was paid in restricted stock recorded at fair value. At the corporate level, cash compensation decreased by $26,000, while the amounts paid in restricted stock recorded at fair value increased by $648,000 for a net increase of $622,000. The remaining difference is attributed to ring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased 4% as a percentage of sales from 2016 to 2017. The Company’s wholly owned subsidiary, E.A.J.: PHL, Airport, paid $14,000 per month basic rent plus percentage rent equal to 20% of gross revenues above $1,200,000 under the lease based on sales for the 12-month period from July to June of each year. Basic rent is a fixed cost and percentage rent is variable, so the total rent paid is expected to vary from year to year in conjunction with restaurant sales. As has been previously described, our lease in the Philadelphia Airport expired in April 2017. Concurrent with expiration of the lease the restaurant closed. Beginning in May 2017, there will not be any further rent expense pursuant to this lease. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,500 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver and further increased our rent expense for the year. Beginning September 1, 2016, we began leasing office space in Berlin, Germany on a month to month basis at a cost of EUR 250 plus 19% tax per person up to a maximum of 10 people. The Berlin office is being used by leased employees hired by the Company for the marketing and user acquisition for the Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $225 per month per desk.

Depreciation and amortization expenses decreased by $8,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This is attributable to certain of the Company’s office equipment, furniture and fixtures, and other fixed assets being fully depreciated, no new fixed asset purchases during the three months ended March 31, 2017, and reductions in the amount of capitalized licensing rights subject to amortization.

Professional fees increased $1,373,000 from $219,000 for the three months ended March 31, 2016 to $1,592,000 for the three months ended March 31, 2017. Professional fees during 2017 included $1,407,000 for investor and public relations, of which $200,000 was settled in cash and $1,207,000 was paid in restricted stock recorded at fair value, $51,000 for accounting and auditing services, $37,000 for legal fees, $90,000 for consulting and professional fees related to our digital media segment, $7,000 for other professional service needs. Professional fees during 2016 $71,000 for investor and public relations, of which $21,000 was settled in cash and $50,000 was paid in restricted stock recorded at fair value, $49,000 for accounting and auditing services, $13,000 for legal fees, $75,000 for consulting and professional fees related to our digital media segment, $11,000 for other professional service needs.

During the three months ended March 31, 2017, the Company incurred research and development costs of $113,000 in connection with fees paid to a game developer for the development of the Pocket Starships game, compared to $75,000 during the three months ended March 31, 2016.

Other general and administrative expenses increased $173,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase can be attributed primarily to software licensing and publishing costs which increased by $132,000, travel costs which increased by $11,000, and various other general and administrative cost increases.

The Company had unrealized losses on trading securities of $15,000 for the year ended March 31, 2017 compared to unrealized gains of $101,000 for the three months ended March 31, 2016. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company did not sell any trading securities during the three months ended March 31, 2017. The Company realized losses from the sale of trading securities of $49,000 for the three months ended March 31, 2016. Realized gains and losses are the difference between the selling prices and fair value of the underlying trading securities at the date of sale.

Digital Media Segment:

	2017	2016	Difference	%
Revenues	$52,000	$35,000	$17,000	100%
General and administrative	864,000	333,000	531,000	159%
Depreciation and amortization	3,000	8,000	(5,000)	100%
Operating Loss	$(815,000)	$(306,000)	$(509,000)	166%

Results of Operations – For the three months ended March 31, 2017 the Digital Media segment had an operating loss of $815,000 compared to an operating loss of $306,000 for three months ended March 31, 2016. This increase is due to increased time and resources being devoted to the development of Pocket Starships. Management’s plan for the next 12 months is to continue building upon this foundation and focus our efforts on marketing, user acquisition optimization and retention. We will also continue to provide the monthly advances to further the development, enhancement and maintenance of the game as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities.

Revenues – For the three months ended to March 31, 2017, the Digital Media segment had revenues of $52,000 compared to revenues of $35,000 the three months ended March 31, 2016. Management expects digital media revenues to increase during the next 12-18 months as the Company expands its mobile games and application development and publishing activities through the acquisition and/or development of its own intellectual property and publishing agreements with developers.

General and Administrative Expenses – For the three months ended to March 31, 2017, the Digital Media segment had total selling, general and administrative expenses of $864,000, which included Labor and related expenses of $383,000, of which $77,000 was paid in cash and $306,000 was paid in restricted stock recorded at fair value, rent expense of $3,000, professional fees of $93,000, of which $48,000 was paid in cash and $45,000 was paid in restricted stock recorded at fair value, research and development costs of $113,000, software licensing and publishing costs of$147,000, marketing costs of $44,000, travel costs of $20,000, and various other general and administrative costs of $61,000. For the three months ended March 31, 2016, the Digital Media segment had total selling, general and administrative expenses of $334,000, which included Labor and related expenses of $71,000, of which $62,000 was paid in cash and $9,000 was paid in restricted stock recorded at fair value, marketing expenses of $75,000, research and development costs of $75,000, software licensing and publishing costs of $15,000, professional fees of $75,000, and other general and administrative costs of $23,000.

Depreciation and Amortization Expenses – For the three months ended March 31, 2017 the Digital Media segment had total depreciation and amortization expense of $3,000 compared $8,000 for the three months ended March 31, 2016.

Restaurant Segment:

	2017	2016	Difference	%
Revenues	$312,000	$297,000	$15,000	5%
Cost of sales	99,000	97,000	2,000	2%
General and administrative	233,000	239,000	(6,000)	-3%
Depreciation and amortization	15,000	19,000	(4,000)	-21%
Operating income (loss)	$(35,000)	$(58,000)	$23,000	-40%

Results of Operations – For the three months ended March 31, 2017 the Restaurant segment had an operating loss of $35,000 compared to an operating loss of $57,000 for the three months ended March 31, 2016. This change is due primarily to the increase in revenues of $15,000, an increase in cost of sales of $2,000, and a decreased in operating costs (general and administrative costs including depreciation and amortization) of $9,000.

Revenues – For the three months ended March 31, 2017 and 2016, the Restaurant segment had sales of $312,000 and $297,000, respectively, for an increase of $15,000 or 5%. Restaurant revenues fluctuate based upon airport traffic fluctuations.

Costs of Sales – For the three months ended March 31, 2017 and 2016, the Restaurant segment had costs of sales of $99,000 and $97,000, respectively, for an increase of $2,000 or 2%. As a percentage of sales, cost of sales for the three months ended March 31, 2017 and 2016 were 32% and 33%, respectively for a decrease of 1%. This decrease represents fluctuations in the costs of food, beverage, and kitchen supplies.

General and Administrative Expenses – For the three months ended March 31, 2017 and 2016, the Restaurant segment had general and administrative expenses of $233,000 compared to $238,000 for the three months ended March 31, 2016. The increase in general and administrative expenses is due primarily decreases in percentage rent of $11,000 and increases in salary and wages of employees of $6,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated a net loss from continuing operations for the three months ended March 31, 2017 of $3,457,000. As of March 31, 2017, the Company had current assets of $2,548,000, which included cash and cash equivalents of $2,296,000, and trading securities of $44,000. The Company’s restaurant, Eat at Joe’s®, subsequently closed in April 2017 concurrent with the expiration of the lease. However, the Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

During the three months ended March 31, 2017 and 2016, the Company has met its capital requirements through a combination of collection of revenues and utilization of cash reserves.

Operating Activities - For the three months ended March 31, 2017, the Company used cash in operating activities of $908,000. For the three months ended March 31, 2016, the Company used cash in operating activities of $639,000. This increase is due primarily to our expansion efforts into the digital media publishing, advertising and gaming industry, the addition of new management and operations personnel and the resulting increases in operating expenses.

Investing Activities - During the three months ended March 31, 2017, the Company did not engage in any investing activities. During the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company used cash of $10,000 for the purchase of software licensing rights, used $510,000 in cash to purchase trading securities, received $189,000 in cash proceeds from sales of trading securities and used cash of $40,000 for the purchase of property plant and equipment.

Financing Activities - During the three months ended March 31, 2017 and 2016, the Company did not engage in any financing activities.

During 2016 and 2017 we invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of the Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to provide the monthly advances to Spectacle for further development, enhancement and maintenance of the game as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities.

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

Though our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. we generated revenue from the sale of food and beverage products through our restaurant. Revenue from the restaurant is recognized upon sale to a customer and receipt of payment.

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

As of March 31, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

During January, February, and March 2017, the Company issued 1,250,000 restricted common shares as part of the base salary pursuant to employment contracts with two officers of the Company. These shares were recorded at fair value of $847,000 in the statement of operations and comprehensive income as part of Labor and related expenses for the three months ended March 31, 2017. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

During January, February, and March 2017, the Company issued 1,560,000 restricted common shares pursuant to third party service agreements. These shares were recorded at fair value of $1,065,000 in the statement of operations and comprehensive income as part of professional fees for the three months ended March 31, 2017. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

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

Dated: May 15, 2017

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

