Form 10-Q
period 2017-06-30
SPYR, Inc.
filed 2017-08-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 5, 2017, there were 162,422,026 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 550,055 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,303,000	$3,204,000
Accounts receivable, net	21,000	31,000
Other receivable	—	200,000
Prepaid expenses	69,000	25,000
Trading securities, at market value	32,000	59,000
Current assets of discontinued operations	4,000	50,000
Total Current Assets	1,429,000	3,569,000

Property and equipment, net	158,000	181,000
Intangible assets, net	16,000	18,000
Capitalized licensing rights, net	295,000	40,000
Other assets	5,000	5,000
Non-current assets of discontinued operations	8,000	47,000
TOTAL ASSETS	$1,911,000	$3,860,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$139,000	$118,000
Minimum Guaranteed Royalties Payable – current	100,000	—
Current liabilities of discontinued operations	37,000	58,000
Total Current Liabilities	276,000	176,000

Minimum Guaranteed Royalties Payable – non-current	25,000	—
Total Liabilities	301,000	176,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of June 30, 2017 and December 31, 2016	11	11
20,000 Class E shares issued and outstanding
as of June 30, 2017 and December 31, 2016	2	2
Common Stock, $0.0001 par value, 250,000,000 shares authorized
162,352,026 and 157,637,026 shares issued and outstanding
as of June 30, 2017 and December 31, 2016	16,235	15,763
Additional paid-in capital	38,390,752	34,752,224
Accumulated deficit	(36,797,000)	(31,084,000)
Total Stockholders’ Equity	1,610,000	3,684,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,911,000	$3,860,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended March 31,
	2017	2016	2017	2016

Revenues	$32,000	$30,000	$84,000	$65,000

Expenses
Labor and related expenses	308,000	220,000	1,678,000	656,000
Rent	49,000	35,000	87,000	67,000
Depreciation and amortization	30,000	20,000	45,000	39,000
Professional fees	1,300,000	319,000	2,892,000	538,000
Research and development	152,000	108,000	265,000	183,000
Other general and administrative	370,000	313,000	703,000	474,000
Total Operating Expenses	2,209,000	1,015,000	5,670,000	1,957,000
Operating Loss	(2,177,000)	(985,000)	(5,586,000)	(1,892,000)

Other Income (Expense)
Interest and dividend income	1,000	5,000	4,000	10,000
Unrealized loss on trading securities	(12,000)	(185,000)	(27,000)	(84,000)
Gain on sale of marketable securities	—	25,000	—	74,000
Total Other Expense	(11,000)	(155,000)	(23,000)	—

Loss from continuing operations	(2,188,000)	(1,140,000)	(5,609,000)	(1,892,000)

Income (Loss) on discontinued operations	(68,000)	1,000	(104,000)	(60,000)

Net Loss	$(2,256,000)	$(1,139,000)	$(5,713,000)	$(1,952,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Weighted Average Common Shares
Basic and Diluted	160,846,474	152,564,198	160,321,114	152,838,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2017
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	107,636	$11	20,000	$2	157,637,026	$15,763	$34,752,224	$(31,084,000)	$3,684,000

Common stock issued for cash	—	—	—	—	750,000	75	299,925	—	300,000
Compensation expense recorded upon sale of common stock	—	—	—	—	—	—	210,000	—	210,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	846,875	—	847,000
Fair value of common stock issued for professional fees	—	—	—	—	2,715,000	272	1,698,728	—	1,699,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	537,000	—	537,000
Vesting of shares of common stock issued for services	—	—	—	—	—	—	46,000	—	46,000
Net loss	—	—	—	—	—	—	—	(5,713,000)	(5,713,000)
Balance at June 30, 2017	107,636	$11	20,000	$2	162,352,026	$16,235	$38,390,752	$(36,797,000)	$1,610,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss for the period	$(5,713,000)	$(1,952,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,000	39,000
Fair value of vesting warrants and options	537,000	—
Common stock issued for employee compensation	847,000	200,000
Common stock issued for professional fees	1,909,000	70,000
Vesting of shares of common stock issued for services	46,000	68,000
Unrealized loss on trading securities	27,000	84,000
Gain on sale of trading securities	—	(74,000)
(Increase) decrease in accounts receivables	10,000	(13,000)
Decrease in other receivables	100,000	—
Increase in prepaid expenses	(44,000)	(36,000)
Increase (Decrease) in accounts payable and accrued liabilities	21,000	(21,000)
Decrease in related party accounts payable	—	(7,000)
Net Cash Used in Operating Activities from Continuing Operations	(2,215,000)	(1,642,000)
Net Cash Provided by Operating Activities from Discontinued Operations	64,000	25,000
Net Cash Used in Operating Activities	(2,151,000)	(1,617,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	(50,000)	(10,000)
Purchases of trading securities	—	(510,000)
Proceeds from sale of trading securities	—	280,000
Purchase of property and equipment	—	(48,000)
Net Cash Used in Investing Activities	(50,000)	(288,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	300,000	15,000
Net Cash Provided by Financing Activities	300,000	15,000

Net decrease in Cash	(1,901,000)	(1,890,000)
Cash and cash equivalents at beginning of period	3,204,000	6,904,000
Cash and cash equivalents at end of period	$1,303,000	$5,014,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Reclassification of other assets to capitalized licensing rights	$100,000	$—
Minimum guaranteed royalties payable	$125,000	$—
Common stock issued for acquisition of Franklin Networks, Inc.	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 and 2016

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

The condensed consolidated financial statements and all relevant footnotes have been adjusted as of the earliest period presented to reflect the discontinued operations (see Note 6).

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

Through our wholly owned subsidiaries, SPYR APPS, LLC and SPYR APPS, Oy, we operate our mobile games and applications business. The focus of the SPYR APPS subsidiaries is the development and publication of our own mobile games as well as the publication of games developed by third-party developers. As of October 5, 2016, SPYR APPS, Oy ceased business activities and began the dissolution process, which dissolution we expect should be completed before the end of the year.

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we owned and operated the restaurant “Eat at Joe’s®,” which was located in the Philadelphia International Airport since 1997. Our lease in the Philadelphia Airport expired in April 2017. Concurrent with expiration of the lease the restaurant closed. Our plan is to complete a tax free exchange of our intellectual property related to our restaurant operations, including the registered trademark: “Eat at Joe’s®,” and related furniture, fixtures and equipment to our wholly owned subsidiary, Branded Foods Concepts, Inc. (“Branded Foods”), in exchange for common shares of Branded Foods, which will be issued to our shareholders of record as of May 19, 2017, resulting in our qualifying shareholders receiving one share of Branded Foods common stock for every share of our common stock beneficially owned as of the record date. We expect Branded Foods will concurrently register its common stock under Section 12g of the Securities Act on Form 10 and thereafter become a fully reporting independent company. Pursuant to current accounting guidelines, the assets and liabilities of EAJ as well as the results of its operations were presented in these financial statements as discontinued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, SPYR APPS, LLC, a Nevada Limited Liability Company, and SPYR APPS, Oy, a Finnish Limited Liability Company, E.A.J.: PHL, Airport Inc., a Pennsylvania corporation (discontinued operations, see Note 6), and Branded Foods Concepts, Inc., a Nevada corporation. Intercompany accounts and transactions have been eliminated.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2017, the Company recorded a net loss from continuing operations of $5,609,000 and utilized cash in continuing operations of $2,215,000. As of June 30, 2017, our cash balance was $1,303,000 and we had trading securities of $32,000.

The Company’s restaurant, Eat At Joes closed in April 2017, concurrent with the expiration of the lease. However, the Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

We estimate the Company currently has sufficient cash and liquidity to meet its working capital needs for its fiscal year 2017. Historically, we have financed our operations primarily through private sales of our trading securities or through sales of our common stock. If our sales goals for our products do not materialize as planned, we believe that the Company can reduce its operating and product development costs that would allow us to maintain sufficient cash levels to continue operations. However, if we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

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

The basic and fully diluted shares for the six months ended June 30, 2017 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 185,874, Options – 6,120,000, Warrants – 1,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2017.

The basic and fully diluted shares for the six months ended June 30, 2016 are the same because the inclusion of the potential shares (Non-vested Common – 154,166, Class A – 26,909,028, Class E – 365,738) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2016.

Software Licensing and Publication Costs

Software licensing and publishing costs pertain to non-refundable payments made to independent gaming software developers pursuant to licensing agreements. The payments are intended to assist gaming software developers in the marketing and further development of gaming software applications.

Software licensing and publication costs were $501,000 and $195,000 for the six months ended June 30, 2017 and 2016, respectively, and was reflected as part of general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

During 2017, the Company capitalized $175,000 pursuant to a licensing agreement for the non-exclusive, limited right to incorporate certain intellectual property (IP) from various STAR TREK television series in to future updates to and expansions of the Pocket Starships game. The Company estimates that the IP will have an estimated life of 1.6 years, which approximates the term of the license. In addition, we also acquired the game titled Battlewack: Idle Lords for $100,000, pursuant to settlement with the game owner and developer.

In a prior period, the Company capitalized $50,000 as a result of the acquisition of licensing rights of one gaming applications. The Company estimates that the gaming application will have an estimated life of five years, which approximates the term of the license.

During the period ended June 30, 2017, the Company recorded amortization expense of $20,000 pursuant to the terms of these licensing rights. As of June 30, 2017 and December 31, 2016, the unamortized capitalized licensing rights amounted to $295,000 and $40,000 respectively.

Research and Development Costs

Costs incurred for research and development are expensed as incurred. During the six months ended June 30, 2017 and 2016, the Company incurred $265,000 and $183,000 in research and development costs paid to independent gaming software developers.

Reclassifications

During the period ended June 30, 2016, the Company incurred $183,000 in connection with fees paid to a game developer for the development of the Pocket Starships game that were accounted as part of Operating expenses. To conform with presentation adopted for the current period, the Company reclassified this amount as Research and Development expenses. The reclassification had no effect on total assets, total shareholder's equity, net loss or cash flows as previously presented.

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

Investments in securities are summarized as follows:

	Fair Value at
	Beginning of		Proceeds from	Gain on	Unrealized	Fair Value at
Year	Year	Purchases	Sale	Sale	Loss	June 30, 2017
2017	$59,000	$—	$—	$—	$(27,000)	$32,000

Realized gains and losses are determined on the basis of specific identification. During the six months ended June 30, 2017 and 2016, sales proceeds and gross realized gains and losses on trading securities were:

	June 30, 2017	June 30, 2016

Sales proceeds	$—	$280,000
Gross realized (losses)	$—	$—
Gross realized gains	—	74,000
Gain (loss) on sale of trading securities	$—	$74,000

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 32,000	$ 32,000	$ -	$ -
Money market funds	36,000	36,000	-	-
Total	$ 68,000	$ 68,000	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 59,000	$ 59,000	$ -	$ -
Money market funds	36,000	36,000	-	-
Total	$ 95,000	$ 95,000	$ -	$ -

The fair value of the Company’s trading securities is determined by reference to quoted market prices (level 1). During the six months ended June 30, 2017, the Company recorded $27,000 in unrealized losses to account for the changes in fair value of its trading securities. During the six months ended June 30, 2016, the Company recorded $84,000 in unrealized gains to account for the changes in fair value of its trading securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Equipment	$130,000	$121,000
Furniture & fixtures	114,000	116,000
Leasehold improvements	107,000	381,000
	351,000	618,000
Less: accumulated depreciation and amortization	(193,000)	(437,000)
Property and Equipment, Net	$158,000	$181,000

Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 was $23,000 and $39,000, respectively.

NOTE 4 – EQUITY TRANSACTIONS

Common Stock:

During the six months ended June 30, 2017, the Company issued an aggregate of 750,000 shares of restricted common stock to an existing shareholder and former officer/employee for cash of $300,000. The common shares had a fair value of $510,000 at the date of sale, and as a result, the Company reflected an additional expense of $210,000 to account the difference between the sale price and the fair market value of common shares sold.

During the six months ended June 30, 2017, the Company issued an aggregate of 1,250,000 shares of restricted common stock to employees with a total fair value of $847,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $847,000 upon issuance. The shares issued were valued at the date earned under the respective agreements.

During the six months ended June 30, 2017, the Company issued an aggregate of 2,715,000 shares of restricted common stock to consultants with a total fair value of $1,699,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,699,000 upon issuance. The shares issued were valued at the date earned under the respective agreements.

Common Stock with Vesting Terms:

The following table summarizes common stock with vesting terms activity:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2016	20,833	$0.50
Granted	—	—
Vested	(20,833)	0.50
Forfeited	—	—
Non-vested, June 30, 2017	—	$—

In February 2015, the Company granted and issued 500,000 shares of its restricted common stock to a consultant pursuant to a consulting agreement. The 500,000 shares are forfeitable and are deemed earned upon completion of service over a period of twenty-four months. The Company recognizes the fair value of these shares as they vest. As of December 31, 2016, 479,167 of these shares had vested and 20,833 common shares unvested. During the six months ended June 30, 2017, the remaining 20,833 of these shares vested and as a result, the Company recognized compensation cost of $46,000. As of June 30, 2017, there were no unvested shares and no unearned compensation costs to be recorded.

When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Options

The following table summarizes common stock options activity:

		Weighted
		Average
	Options	Exercise Price
December 31, 2016	12,900,000	$2.83
Granted	720,000	1.00
Exercised	-	-
Cancelled	-	-
Forfeited	(7,500,000)	3.97
Outstanding, June 30, 2017	6,120,000	3.27
Exercisable, June 30, 2017	4,840,000	$3.30

During the period ended June 30, 2017, the Company granted stock options to consultants to purchase a total of 720,000 shares of common stock. A total of 440,000 options vested upon grant while the remaining 280,000 options will vest through February 2018 at a rate of 35,000 shares per month. The options are exercisable at $1.00 per share and will expire over 4 years. The fair values of the options are recorded at their respective grant dates computed using the Black-Scholes Option Pricing Model. During the six months ended June 30, 2017, the Company recognized $247,000 in compensation expense based upon the vesting of outstanding options. As of June 30, 2017 the unamortized compensation expense for unvested options was $167,000 which will be recognized over the vesting period.

The weighted average exercise prices, remaining lives for options granted, and exercisable as of June 30, 2017, were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price

$1.00	1,870,000	0.50 – 3.61	$1.00	1,590,000	$1.00
$2.50	1,250,000	1.50	$2.50	750,000	$2.50
$5.00	3,000,000	2.50	$5.00	2,500,000	$5.00
	6,120,000		$3.27	4,840,000	$3.30
12

At June 30, 2017, the Company’s closing stock price was $0.51 per share. As all outstanding options had an exercise price greater than $0.51 per share, there was no intrinsic value of the options outstanding at June 30, 2017.

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
December 31, 2016	200,000	$0.33
Granted	1,000,000	1.50
Exercised	—	—
Cancelled	—	—
Forfeited	—	—
Outstanding June 30, 2017	1,200,000	$1.54
Exercisable June 30, 2017	1,200,000	$1.54

In March 2017, pursuant to an employee separation agreement, the Company granted warrants to purchase a total of 1,000,000 shares of restricted common stock with an exercise price of $1.50 and $2.00 which will expire December 31, 2018. The warrants are fully vested and exercisable upon grant. Total fair value of the warrants at grant date amounted to $290,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of June 30, 2017, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.50	200,000	0.33
$1.50	500,000	1.50
$2.00	500,000	1.50
	1,200,000

At June 30, 2017, the Company’s closing stock price was $0.51 per share and the aggregate intrinsic value of the warrants outstanding at June 30, 2017 was $2,000.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2017:

Six-Months Ended
June 30, 2017
Expected life in years	1.75 – 3.92
Stock price volatility	127% - 158%
Risk free interest rate	1.26% - 1.60%
Expected dividends	—
Forfeiture rate	—

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt and is vigorously defending this lawsuit. On December 4, 2015, the Company filed a motion to dismiss the suit based on the statute of limitations. In evaluating a motion to dismiss, the Court is only allowed to view the allegations set forth in the plaintiff’s complaint and documents referenced therein, must assume that those allegations are true, and must construe all evidence contained in the referenced documents in a light most favorable to the plaintiff. On August 24, 2016, under this standard, the Court determined that the legal requirements to grant the motion to dismiss had not been fully satisfied and denied the Company’s Motion to Dismiss. Accordingly, no final determinations regarding liability have been made, the case will proceed to be litigated in the normal course, and, if the Company elects, it will have the ability to again present its arguments for dismissal prior to trial through a motion for summary judgment, which will allow for a determination to be made based on a legal standard that is slightly less favorable to the plaintiff. If that motion is denied, the Company will still have the opportunity to present all of its arguments and defenses at trial, at which Zakeni will have to prove its case by a preponderance of the evidence. The case is scheduled for trial on July 16, 2018. Based upon available information at this very early stage of litigation, it is still the belief of management and opinion of in-house counsel that the Company will obtain a favorable ruling and no amount will be awarded to the plaintiff in this action. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

NOTE 6 – DISCONTINUED OPERATIONS

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we owned and operated the restaurant “Eat at Joe’s®,” which was located in the Philadelphia International Airport since 1997. Our lease in the Philadelphia Airport expired in April 2017. Concurrent with expiration of the lease the restaurant closed. Pursuant to current accounting guidelines, the restaurant segment is reported as a discontinued operations.

The following table summarizes the assets and liabilities of our former restaurant segment's discontinued operations as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Assets:
Accounts receivable, net	$4,000	$13,000
Inventory	—	12,000
Prepaid expenses	—	25,000
Property and equipment, net	6,000	30,000
Other assets	2,000	17,000
Total Assets	$12,000	$97,000

Liabilities:
Accounts payable and accrued liabilities	37,000	58,000
Total Liabilities	$37,000	$58,000

The following table summarizes the results of operations of our former restaurant segment for the three and six months ended June 30, 2017 and 2016 and is included in the condensed consolidated statements of operations as discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$109,000	$345,000	$421,000	$642,000
Cost of sales	35,000	96,000	134,000	193,000
Gross Margin	74,000	249,000	287,000	449,000
Expenses
Labor and related expenses	55,000	117,000	178,000	234,000
Rent	21,000	57,000	82,000	129,000
Depreciation and amortization	5,000	18,000	20,000	37,000
Professional fees	3,000	3,000	3,000	3,000
Other general and administrative	39,000	53,000	89,000	102,000
Total Operating Expenses	123,000	248,000	372,000	505,000
Operating Income (Loss)	(49,000)	1,000	(85,000)	(56,000)
Other Income (Expense)
Loss on disposal of assets	(19,000)	—	(19,000)	—
Income (Loss) on discontinued operations	$(68,000)	$1,000	$(104,000)	$(56,000)

The following table summarizes cash flow information from our former restaurant segment for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
Non-Cash operating items
Depreciation and amortization	20,000	37,000
Loss on disposal of assets	19,000	—
(Increase) decrease in accounts receivables	9,000	(2,000)
Decrease in inventory	12,000	3,000
(Increase) decrease in prepaid expenses	25,000	(8,000)
Decrease in accounts payable and accrued liabilities	(21,000)	(4,000)

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company issued an aggregate of 70,000 shares of common stock to third party service providers with a total fair value of $26,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2017, and we undertake no duty to update this information.

Plan of Operations – Through our wholly owned subsidiaries SPYR APPS, LLC, d/b/a SPYR GAMES we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. Our primary focus is on the development and expansion of our mobile games and applications. We anticipate we will need to hire additional employees during 2017 to help with the development and marketing of existing and future games and applications.

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

During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. Our Pocket Starships development team is already working on expansions of Pocket Starships to include the Star Trek IP, which we expect will be released by the end of October of 2017. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. Starting in November, with the release of the expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg, and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including The Next Generation, Deep Space Nine, and Voyager, through a trading card expansion.

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

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2017 TO 2016

Prior period amounts have been adjusted to exclude discontinued operations (see note 6 of our condensed consolidated financial statements for additional information).

The consolidated results of continuing operations for the six months ended June 30, 2017 and 2016 are as follows:

	Digital Media	Corporate	Consolidated

Six Months Ended June 30, 2017
Revenues	$84,000	$—	$84,000
Labor and related expenses	551,000	1,127,000	1,678,000
Rent	15,000	72,000	87,000
Depreciation and amortization	22,000	23,000	45,000
Professional fees	305,000	2,587,000	2,892,000
Research and development	265,000	—	265,000
Other general and administrative	587,000	116,000	703,000
Operating loss	(1,661,000)	(3,925,000)	(5,586,000)

Other expense	—	(23,000)	(23,000)
Loss from continuing operations	$(1,661,000)	$(3,948,000)	$(5,609,000)

Six Months Ended June 30, 2016
Revenues	$65,000	$—	$65,000
Labor and related expenses	157,000	499,000	656,000
Rent	—	67,000	67,000
Depreciation and amortization	15,000	24,000	39,000
Professional fees	138,000	400,000	538,000
Research and development	183,000	—	183,000
Other general and administrative	346,000	128,000	474,000
Operating loss	(774,000)	(1,118,000)	(1,892,000)

Other income	—	—	—
Income (loss) from continuing operations	$(774,000)	$(1,118,000)	(1,892,000)

Results of Operations - For the six months ended June 30, 2017 the Company had a loss from continuing operations of $5,609,000 compared to a loss from continuing operations of $1,892,000 for the six months ended June 30, 2016. This change is due primarily to restricted stock awards granted to employees and third party service providers recorded at fair value of $3,339,000 during the period ended June 30, 2017, compared to $338,000 during the corresponding period in 2016. Other items contributing to the change included increases in Labor and related costs settled in cash of $73,000. In professional fees settled in cash of $302,000, in research and development costs of $82,000, in other general and administrative expenses of $229,000, and decreases in other income and expenses of $30,000.

More detailed explanation of the six months ended June 30, 2017 and 2016 changes are included in the discussions following.

Total Revenues - Total revenues increased $19,000, to $84,000 from $65,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Management plans to expand its mobile application and game development and monetization efforts and expects revenues to continued increasing in the coming months.

The cost of labor increased $1,022,000 to $1,678,000 from $656,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The cost of labor increased in our Digital Media Mobile Games Publishing and Advertising segment by $394,000. Of this amount, $92,000 was settled in cash and $302,000 was paid in restricted stock recorded at fair value. At the corporate level, cash compensation decreased by $20,000, while the amounts paid in restricted stock recorded at fair value increased by $648,000 for a net increase of $628,000. The remaining difference is attributed to hiring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increase $20,000 from $67,000 for the six months ended June 30, 2016 to $87,000 for the six months ended June 30, 2017. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,500 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver, increased our monthly lease expense to $11,725. Beginning September 1, 2016, we began leasing office space in Berlin, Germany on a month to month basis at a cost of EUR 250 plus 19% tax per person up to a maximum of 10 people. On June 29, 2017, we signed a new lease for the Berlin office space for EUR 3,750 per month beginning July 2017 through March 31st 2018. Berlin office is being used by leased employees hired by the Company for the marketing and user acquisition for the Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $225 per month per desk, increasing to $275 per month starting in December 2016.

Depreciation and amortization expenses increased by $6,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This is attributable to certain of the Company’s office equipment, furniture and fixtures, and other fixed assets being fully depreciated, no new fixed asset purchases during the six months ended June 30, 2017, and reductions in the amount of capitalized licensing rights subject to amortization.

Professional fees increased $2,354,000 from $538,000 for the six months ended June 30, 2016 to $2,892,000 for the six months ended June 30, 2017. Professional fees during 2017 included $2,421,000 for investor and public relations, of which $417,000 was settled in cash and $2,004,000 was paid in restricted stock recorded at fair value, $64,000 for accounting and auditing services, $88,000 for legal fees, $303,000 for consulting and professional fees related to our digital media segment, of which $136,000 was settled in cash and $167,000 was paid in restricted stock recorded at fair value, and $16,000 for other professional service needs. Professional fees during 2016 $279,000 for investor and public relations, of which $169,000 was settled in cash and $110,000 was paid in restricted stock recorded at fair value, $70,000 for accounting and auditing services, $33,000 for legal fees, $132,000 for consulting and professional fees related to our digital media segment, of which $128,000 was settled in cash and $4,000 was paid in restricted stock recorded at fair value, and $24,000 for other professional service needs.

During the six months ended June 30, 2017, the Company incurred research and development costs of $265,000 in connection with fees paid to game developers, compared to $183,000 during the six months ended June 30, 2016.

Other general and administrative expenses increased $229,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase can be attributed primarily to software licensing and publishing costs which increased by $208,000, and $21,000 in various other general and administrative cost increases.

The Company had unrealized losses on trading securities of $27,000 for the year ended June 30, 2017 compared to unrealized losses of $84,000 for the six months ended June 30, 2016. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company did not sell any trading securities during the six months ended June 30, 2017. The Company realized gains from the sale of trading securities of $74,000 for the six months ended June 30, 2016. Realized gains and losses are the difference between the selling prices and fair value of the underlying trading securities at the date of sale.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2017 TO 2016

Prior period amounts have been adjusted to exclude discontinued operations (see note 6 of our condensed consolidated financial statements for additional information).

The consolidated results of continuing operations for the three months ended June 30, 2017 and 2016 are as follows:

	Digital Media	Corporate	Consolidated

Three Months Ended June 30, 2017
Revenues	$32,000	$—	$32,000
Labor and related expenses	168,000	140,000	308,000
Rent	12,000	37,000	49,000
Depreciation and amortization	19,000	11,000	30,000
Professional fees	212,000	1,088,000	1,300,000
Research and development	152,000	—	152,000
Other general and administrative	315,000	55,000	370,000
Operating loss	(846,000)	(1,331,000)	(2,177,000)

Other Expense	—	(11,000)	(11,000)
Loss from continuing operations	$(846,000)	$(1,342,000)	$(2,188,000)

Three Months Ended June 30, 2016
Revenues	$30,000	$—	$30,000
Labor and related expenses	86,000	134,000	220,000
Rent	—	35,000	35,000
Depreciation and amortization	7,000	13,000	20,000
Professional fees	63,000	256,000	319,000
Research and development	108,000	—	108,000
Other general and administrative	234,000	79,000	313,000
Operating loss	(468,000)	(517,000)	(985,000)

Other Expense	—	(155,000)	(155,000)
Loss from continuing operations	$(468,000)	$(672,000)	$(1,140,000)

Results of Operations - For the three months ended June 30, 2017 the Company had a loss from continuing operations of $2,188,000 compared to a loss from continuing operations of $1,140,000 for the three months ended June 30, 2016. This change is due primarily to restricted stock awards granted to employees and third party service providers recorded at fair value of $979,000 during the period ended June 30, 2017, compared to $80,000 during the corresponding period in 2016. Other items contributing to the change included increases in Labor and related costs settled in cash of $82,000. In professional fees settled in cash of $88,000, in research and development costs of $44,000, in other general and administrative expenses of $79,000, and decreases in other income and expenses of $144,000.

More detailed explanation of the three months ended June 30, 2017 and 2016 changes are included in the discussions following.

Total Revenues - Total revenues increased $2,000, to $32,000 from $30,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Management plans to expand its mobile application and game development and monetization efforts and expects revenues to continued increasing in the coming months.

The cost of labor increased $88,000 to $308,000 from $220,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The cost of labor increased in our Digital Media Mobile Games Publishing and Advertising segment by $82,000. Of this amount, $76,000 was settled in cash and $6,000 was paid in restricted stock recorded at fair value. At the corporate level, cash compensation increased by $6,000, with no amounts paid in restricted stock recorded at fair value. The remaining difference is attributed to hiring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increase $14,000 from $35,000 for the three months ended June 30, 2016 to $49,000 for the three months ended June 30, 2017. Beginning May 1, 2015, the Company moved into its new corporate offices in Denver, Colorado and began recording lease expense of $5,500 per month pursuant to this lease agreement. On October 1, 2015, we added additional square footage that more than doubled our administrative office space in Denver, increased our monthly lease expense to $11,725. Beginning September 1, 2016, we began leasing office space in Berlin, Germany on a month to month basis at a cost of EUR 250 plus 19% tax per person up to a maximum of 10 people. On June 29, 2017, we signed a new lease for the Berlin office space for EUR 3,750 per month beginning July, 2017 through March 31st 2018. The Berlin office is being used by leased employees hired by the Company for the marketing and user acquisition for the Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $225 per month per desk, increasing to $275 per month starting in December 2016.

Depreciation and amortization expenses increased by $10,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This is attributable to certain of the Company’s office equipment, furniture and fixtures, and other fixed assets being fully depreciated, no new fixed asset purchases during the three months ended June 30, 2017, and reductions in the amount of capitalized licensing rights subject to amortization.

Professional fees increased $981,000 from $319,000 for the three months ended June 30, 2016 to $1,300,000 for the three months ended June 30, 2017. Professional fees during 2017 included $1,014,000 for investor and public relations, of which $172,000 was settled in cash and $842,000 was paid in restricted stock recorded at fair value, $14,000 for accounting and auditing services, $51,000 for legal fees, $213,000 for consulting and professional fees related to our digital media segment, of which $91,000 was settled in cash and $122,000 was paid in restricted stock recorded at fair value, and $8,000 for other professional service needs. Professional fees during 2016 $209,000 for investor and public relations, of which $148,000 was settled in cash and $61,000 was paid in restricted stock recorded at fair value, $21,000 for accounting and auditing services, $20,000 for legal fees, $57,000 for consulting and professional fees related to our digital media segment, of which $53,000 was settled in cash and $4,000 was paid in restricted stock recorded at fair value, and $12,000 for other professional service needs.

During the three months ended June 30, 2017, the Company incurred research and development costs of $152,000 in connection with fees paid to game developers, compared to $108,000 during the three months ended June 30, 2016.

Other general and administrative expenses increased $57,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase can be attributed primarily to software licensing and publishing costs which increased by $110,000, and decreases of $53,000 in various other general and administrative cost increases.

The Company had unrealized losses on trading securities of $12,000 for the year ended June 30, 2017 compared to unrealized losses of $185,000 for the three months ended June 30, 2016. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company did not sell any trading securities during the three months ended June 30, 2017. The Company realized gains from the sale of trading securities of $25,000 for the three months ended June 30, 2016. Realized gains and losses are the difference between the selling prices and fair value of the underlying trading securities at the date of sale.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated a net loss from continuing operations for the six months ended June 30, 2017 of $5,609,000. As of June 30, 2017, the Company had current assets of $1,429,000, which included cash and cash equivalents of $1,303,000, and trading securities of $32,000.

During the six months ended June 30, 2017 and 2016, the Company has met its capital requirements through a combination of collection of revenues, sale of restricted common stock and utilization of cash reserves.

Operating Activities - For the six months ended June 30, 2017, the Company used cash in operating activities of $2,151,000. For the six months ended June 30, 2016, the Company used cash in operating activities of $1,617,000. This increase is due primarily to our expansion efforts into the digital media publishing, advertising and gaming industry, the addition of new management and operations personnel and the resulting increases in operating expenses.

Investing Activities - During the six months ended June 30, 2017, the Company used cash of $50,000 for the purchase of software licensing rights. During the six months ended June 30, 2016. During the six months ended June 30, 2016, the Company used cash of $10,000 for the purchase of software licensing rights, used $510,000 in cash to purchase trading securities, received $280,000 in cash proceeds from sales of trading securities and used cash of $48,000 for the purchase of property plant and equipment.

Financing Activities - During the six months ended June 30, 2017, the Company sold 750,000 shares of restricted common stock to a former officer/employee for $300,000. During the six months ended June 30, 2016, the Company sold 100,000 shares of restricted common stock to a service provider for $15,000.

During 2016 and 2017 we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of the Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to provide the monthly advances to Spectacle for further development, enhancement and maintenance of the game as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities.

We estimate the Company currently has sufficient cash and liquidity to meet its working capital needs for its fiscal year 2017. Historically, we have financed our operations primarily through private sales of our trading securities or through sales of our common stock. If our sales goals for our products do not materialize as planned, we believe that the Company can reduce its operating and product development costs that would allow us to maintain sufficient cash levels to continue operations. However, if we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

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

As of June 30, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware captioned: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt and is vigorously defending this lawsuit. On December 4, 2015, the Company filed a motion to dismiss the suit based on the statute of limitations. In evaluating a motion to dismiss, the Court is only allowed to view the allegations set forth in the plaintiff’s complaint and documents referenced therein, must assume that those allegations are true, and must construe all evidence contained in the referenced documents in a light most favorable to the plaintiff. On August 24, 2016, under this standard, the Court determined that the legal requirements to grant the motion to dismiss had not been fully satisfied and denied the Company’s Motion to Dismiss. Accordingly, no final determinations regarding liability have been made, the case will proceed to be litigated in the normal course, and, if the Company elects, it will have the ability to again present its arguments for dismissal prior to trial through a motion for summary judgment, which will allow for a determination to be made based on a legal standard that is slightly less favorable to the plaintiff. If that motion is denied, the Company will still have the opportunity to present all of its arguments and defenses at trial, at which Zakeni will have to prove its case by a preponderance of the evidence. The case is scheduled for trial on July 16, 2018. Based upon available information at this very early stage of litigation, it is still the belief of management and opinion of in-house counsel that the Company will obtain a favorable ruling and no amount will be awarded to the plaintiff in this action. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April, May, and June 2017, the Company issued 750,000 restricted common shares to a former officer/employee of the company for cash of $300,000. These shares were recorded at fair value of $510,000 with $210,000 being recorded in the statement of operations and comprehensive income as part of professional fees for the three months ended June 30, 2017. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

During April, May, and June 2017, the Company issued 1,155,000 restricted common shares pursuant to third party service agreements. These shares were recorded at fair value of $634,000 in the statement of operations and comprehensive income as part of professional fees for the six months ended June 30, 2017. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

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

Dated: August 14, 2017

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

