Form 10-Q
period 2017-09-30
SPYR, Inc.
filed 2017-11-20
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 2017, there were 180,386,859 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 311,954 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$285,000	$3,204,000
Accounts receivable, net	12,000	31,000
Other receivable	—	200,000
Prepaid expenses	56,000	25,000
Trading securities, at market value	22,000	59,000
Current assets of discontinued operations	—	50,000
Total Current Assets	375,000	3,569,000

Property and equipment, net	146,000	181,000
Intangible assets, net	13,000	18,000
Capitalized licensing rights, net	265,000	40,000
Other assets	16,000	5,000
Non-current assets of discontinued operations	8,000	47,000
TOTAL ASSETS	$823,000	$3,860,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$186,000	$118,000
Minimum Guaranteed Royalties Payable	75,000	—
Loan Payable - Related Party	200,000	—
Current liabilities of discontinued operations	35,000	58,000
Total Current Liabilities	496,000	176,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of September 30, 2017 and December 31, 2016	11	11
20,000 Class E shares issued and outstanding
as of September 30, 2017 and December 31, 2016	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
171,991,859 and 157,637,026 shares issued and outstanding
as of September 30, 2017 and December 31, 2016	17,199	15,763
Additional paid-in capital	40,260,788	34,752,224
Accumulated deficit	(39,951,000)	(31,084,000)
Total Stockholders’ Equity	327,000	3,684,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$823,000	$3,860,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$26,000	$23,000	$110,000	$88,000

Expenses
Labor and related expenses	387,000	293,000	2,065,000	949,000
Rent	51,000	37,000	138,000	104,000
Depreciation and amortization	44,000	20,000	89,000	59,000
Professional fees	2,000,000	950,000	4,892,000	1,488,000
Software development costs	542,000	390,000	1,202,000	760,000
Other general and administrative	118,000	176,000	426,000	463,000
Total Operating Expenses	3,142,000	1,866,000	8,812,000	3,823,000
Operating Loss	(3,116,000)	(1,843,000)	(8,702,000)	(3,735,000)

Other Income (Expense)
Interest and dividend income	—	4,000	4,000	14,000
Unrealized loss on trading securities	(10,000)	(211,000)	(37,000)	(295,000)
Gain on sale of marketable securities	—	1,000	—	75,000
Total Other Expense	(10,000)	(206,000)	(33,000)	(206,000)

Loss from continuing operations	(3,126,000)	(2,049,000)	(8,735,000)	(3,941,000)

Income (Loss) on discontinued operations	(28,000)	26,000	(132,000)	(34,000)

Net Loss	$(3,154,000)	$(2,023,000)	$(8,867,000)	$(3,975,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted Average Common Shares
Basic and Diluted	166,052,129	154,466,661	162,287,753	153,202,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2017
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	107,636	$11	20,000	$2	157,637,026	$15,763	$34,752,224	$(31,084,000)	$3,684,000

Common stock issued for cash	—	—	—	—	750,000	75	299,925	—	300,000
Compensation expense recorded upon sale of common stock	—	—	—	—	—	—	210,000	—	210,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,750,000	175	998,825	—	999,000
Fair value of common stock issued for professional fees	—	—	—	—	11,854,833	1,186	3,306,814	—	3,308,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	647,000	—	647,000
Vesting of shares of common stock issued for services	—	—	—	—	—	—	46,000	—	46,000
Net loss	—	—	—	—	—	—	—	(8,867,000)	(8,867,000)
Balance at September 30, 2017	107,636	$11	20,000	$2	171,991,859	$17,199	$40,260,788	$(39,951,000)	$327,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss for the period	$(8,867,000)	$(3,975,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,000	59,000
Fair value of vesting warrants and options	647,000	25,000
Common stock issued for employee compensation	999,000	253,000
Common stock issued for compensation	3,518,000	538,000
Vesting of shares of common stock issued for services	46,000	226,000
Unrealized loss on trading securities	37,000	295,000
Gain on sale of trading securities	—	(75,000)
(Increase) decrease in accounts receivables	19,000	(11,000)
Decrease in other receivables	100,000	—
Increase in prepaid expenses	(31,000)	(21,000)
Increase in other assets	(11,000)	—
Increase in accounts payable and accrued liabilities	68,000	82,000
Decrease in related party accounts payable	—	(7,000)
Net Cash Used in Operating Activities from Continuing Operations	(3,385,000)	(2,611,000)
Net Cash Provided by Operating Activities from Discontinued Operations	66,000	42,000
Net Cash Used in Operating Activities	(3,319,000)	(2,569,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	(100,000)	(210,000)
Purchases of trading securities	—	(510,000)
Proceeds from sale of trading securities	—	283,000
Purchase of property and equipment	—	(48,000)
Net Cash Used in Investing Activities	(100,000)	(485,000)

Cash Flows From Financing Activities:
Proceeds from short-term loan payable - related party	200,000	—
Proceeds from sale of common stock	300,000	15,000
Net Cash Provided by Financing Activities	500,000	15,000

Net decrease in Cash	(2,919,000)	(3,039,000)
Cash and cash equivalents at beginning of period	3,204,000	6,904,000
Cash and cash equivalents at end of period	$285,000	$3,865,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Reclassification of other assets to capitalized licensing rights	$100,000	$—
Minimum guaranteed royalties payable	$75,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016

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

The condensed consolidated financial statements and all relevant footnotes have been adjusted as of the earliest period presented to reflect the discontinued operations of our Eat at Joe’s restaurant (see Note 7).

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

Through our wholly owned subsidiaries, SPYR APPS, LLC and SPYR APPS, Oy, we operate our mobile games and applications business. The focus of the SPYR APPS subsidiaries is the development and publication of our own mobile games as well as the publication of games developed by third-party developers. As of October 5, 2016, SPYR APPS, Oy ceased business activities and completed the dissolution process on October 18, 2017.

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we owned and operated the restaurant “Eat at Joe’s®,” which was located in the Philadelphia International Airport since 1997. Our lease in the Philadelphia Airport expired in April 2017. Concurrent with expiration of the lease the restaurant closed. Our plan is to complete a tax free exchange of our intellectual property related to our restaurant operations, including the registered trademark: “Eat at Joe’s®,” and related furniture, fixtures and equipment to our wholly owned subsidiary, Branded Foods Concepts, Inc. (“Branded Foods”), in exchange for common shares of Branded Foods. We expect Branded Foods will register its common stock under Section 12g of the Securities Act on Form 10 and thereafter become a fully reporting independent company. Pursuant to current accounting guidelines, the assets and liabilities of EAJ as well as the results of its operations were presented in these financial statements as discontinued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, SPYR APPS, LLC, a Nevada Limited Liability Company, and SPYR APPS, Oy, a Finnish Limited Liability Company (dissolved October 18, 2017), E.A.J.: PHL, Airport Inc., a Pennsylvania corporation (discontinued operations, see Note 7), and Branded Foods Concepts, Inc., a Nevada corporation. Intercompany accounts and transactions have been eliminated.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2017, the Company recorded a net loss from continuing operations of $8,735,000 and utilized cash in continuing operations of $3,385,000. As of September 30, 2017, our cash balance was $285,000 and we had trading securities of $22,000.

The Company’s restaurant, Eat At Joes closed in April 2017, concurrent with the expiration of the lease. However, the Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

On September 5, 2017, we negotiated a revolving line of credit loan agreement with a company controlled by our Chairman and majority shareholder. The line of credit allows the Company to borrow up to $500,000 with interest at 6% per annum. Repayment on the loan is due February 28, 2018. As of September 30, 2017, we have borrowed $200,000.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management affected impairment analysis for trading securities, fixed assets, intangible assets, capitalized licensing rights, amounts of potential liabilities and valuation of issuance of equity securities. Actual results could differ from those estimates.

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

The basic and fully diluted shares for the nine months ended September 30, 2017 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 318,654, Options – 6,270,000, Warrants – 1,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the nine months ended September 30, 2017.

The basic and fully diluted shares for the nine months ended September 30, 2016 are the same because the inclusion of the potential shares (Non-vested Common – 83,333, Class A – 26,909,028, Class E – 163,415) would have had an anti-dilutive effect due to the Company generating a loss for the nine months ended September 30, 2016.

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

During 2017, the Company capitalized $175,000 pursuant to a licensing agreement for the non-exclusive, limited right to incorporate certain intellectual property (IP) from various STAR TREK television series in to future updates to and expansions of the Pocket Starships game. The Company estimates that the IP will have an estimated life of 1.6 years, which approximates the term of the license. In addition, we also acquired the game titled Battlewack: Idle Lords for $100,000, pursuant to settlement with the game owner and developer. Battlewack: Idle Lords requires additional development before it can be released.

In a prior period, the Company capitalized $50,000 as a result of the acquisition of licensing rights of one gaming application. The Company estimates that the gaming application will have an estimated life of five years, which approximates the term of the license.

During the period ended September 30, 2017, the Company recorded amortization expense of $50,000 pursuant to the terms of these licensing rights. As of September 30, 2017 and December 31, 2016, the unamortized capitalized licensing rights amounted to $166,000 and $268,000 respectively.

Software Development Costs

Costs incurred for software development are expensed as incurred. During the nine months ended September 30, 2017 and 2016, the Company incurred $1,202,000 and $760,000 in software development costs paid to independent gaming software developers.

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

NOTE 2 - TRADING SECURITIES

The Company’s securities investments are bought and held principally for the purpose of selling them in the short term and are classified as trading securities. Trading securities are recorded at fair value based on quoted market prices (level 1) on the balance sheet in current assets, with the change in fair value during the period included in earnings as unrealized gains or losses in the statement of operations. Gains from the sales of such securities will be utilized to fund payment of obligations and to provide working capital for operations and to finance future growth, including, but not limited to: conducting our ongoing business, conducting strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and software development costs and implementation of the Company’s business plans generally.

Investments in securities are summarized as follows:

	Fair Value at		Proceeds from	Gain on	Unrealized	Fair Value at
Year	Beginning of Year	Purchases	Sale	Sale	Loss	September 30, 2017
2017	$59,000	$—	$—	$—	$(37,000)	$22,000

Realized gains and losses are determined on the basis of specific identification. During the nine months ended September 30, 2017 and 2016, sales proceeds and gross realized gains and losses on trading securities were:

	September 30, 2017	September 30, 2016

Sales proceeds	$—	$283,000
Gross realized (losses)	$—	$—
Gross realized gains	—	75,000
Gain (loss) on sale of trading securities	$—	$75,000

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 22,000	$ 22,000	$ —	$ —
Money market funds	36,000	36,000	—	—
Total	$ 58,000	$ 58,000	$ —	$ —

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 59,000	$ 59,000	$ —	$ —
Money market funds	36,000	36,000	—	—
Total	$ 95,000	$ 95,000	$ —	$ —

The fair value of the Company’s trading securities is determined by reference to quoted market prices (level 1). During the nine months ended September 30, 2017, the Company recorded $37,000 in unrealized losses to account for the changes in fair value of its trading securities. During the nine months ended September 30, 2016, the Company recorded $295,000 in unrealized gains to account for the changes in fair value of its trading securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Equipment	$28,000	$28,000
Furniture & fixtures	115,000	115,000
Leasehold improvements	106,000	106,000
	249,000	249,000
Less: accumulated depreciation and amortization	(103,000)	(68,000)
Property and Equipment, Net	$146,000	$181,000

Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 was $35,000 and $33,000, respectively.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

On September 5, 2017, the Company obtained a revolving line of credit from a company controlled by our Chairman and majority shareholder. The line of credit allows the Company to borrow up to $500,000 with interest at 6% per annum. Repayment on the loan is due February 28, 2018. As of September 30, 2017, we have borrowed $200,000.

NOTE 5 – EQUITY TRANSACTIONS

Common Stock:

During the nine months ended September 30, 2017, the Company issued an aggregate of 750,000 shares of restricted common stock to an existing shareholder and former officer/employee for cash of $300,000. The common shares had a fair value of $510,000 at the date of sale, and as a result, the Company reflected an additional expense of $210,000 to account the difference between the sale price and the fair market value of common shares sold.

During the nine months ended September 30, 2017, the Company issued an aggregate of 1,750,000 shares of restricted common stock to employees with a total fair value of $999,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $999,000 upon issuance. The shares issued were valued at the date earned under the respective agreements.

During the nine months ended September 30, 2017, the Company issued an aggregate of 11,854,833 shares of restricted common stock to consultants with a total fair value of $3,308,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $3,308,000 upon issuance. The shares issued were valued at the date earned under the respective agreements.

Common Stock with Vesting Terms:

The following table summarizes common stock with vesting terms activity:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2016	20,833	$0.50
Granted	—	—
Vested	(20,833)	0.50
Forfeited	—	—
Non-vested, September 30, 2017	—	$—

In February 2015, the Company granted and issued 500,000 shares of its restricted common stock to a consultant pursuant to a consulting agreement. The 500,000 shares are forfeitable and are deemed earned upon completion of service over a period of twenty-four months. The Company recognizes the fair value of these shares as they vest. As of December 31, 2016, 479,167 of these shares had vested and 20,833 common shares unvested. During the nine months ended September 30, 2017, the remaining 20,833 of these shares vested and as a result, the Company recognized compensation cost of $46,000. As of September 30, 2017, there were no unvested shares and no unearned compensation costs to be recorded.

When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares are included in weighted average common shares outstanding as of their grant date.

Options

The following table summarizes common stock options activity:

		Weighted
		Average
	Options	Exercise Price
December 31, 2016	12,900,000	$2.83
Granted	870,000	1.00
Exercised	-	-
Cancelled	-	-
Forfeited	(7,500,000)	3.97
Outstanding, September 30, 2017	6,270,000	3.21
Exercisable, September 30, 2017	5,095,000	$3.18

During the period ended September 30, 2017, the Company granted stock options to consultants to purchase a total of 870,000 shares of common stock. A total of 695,000 options vested upon grant while the remaining 175,000 options will vest through February 2018 at a rate of 35,000 shares per month. The options are exercisable at $1.00 per share and will expire over 4 years. The fair values of the options are recorded at their respective grant dates computed using the Black-Scholes Option Pricing Model. During the nine months ended September 30, 2017, the Company recognized $357,000 in compensation expense based upon the vesting of outstanding options. As of September 30, 2017, the unamortized compensation expense for unvested options was $105,000 which will be recognized over the vesting period.

The weighted average exercise prices, remaining lives for options granted, and exercisable as of September 30, 2017, were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price

$1.00	2,020,000	0.25 – 3.36	$1.00	1,845,000	$1.00
$2.50	1,250,000	1.50	$2.50	750,000	$2.50
$5.00	3,000,000	2.50	$5.00	2,500,000	$5.00
	6,270,000		$3.27	5,095,000	$3.30

At September 30, 2017, the Company’s closing stock price was $0.31 per share. As all outstanding options had an exercise price greater than $0.31 per share, there was no intrinsic value of the options outstanding at September 30, 2017.

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
December 31, 2016	200,000	$1.00
Granted	1,000,000	1.75
Exercised	—	—
Cancelled	—	—
Forfeited	—	—
Outstanding September 30, 2017	1,200,000	$1.54
Exercisable September 30, 2017	1,200,000	$1.54

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

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of September 30, 2017, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.50	200,000	0.08
$1.50	500,000	1.25
$2.00	500,000	1.25
	1,200,000

At September 30, 2017, the Company’s closing stock price was $0.31 per share. As all outstanding warrants had an exercise price greater than $0.31 per share, there was no intrinsic value of the warrants outstanding at September 30, 2017.

 The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2017:

Nine-Months Ended
September 30, 2017
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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LITIGATION

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

GAME DEVELOPMENT AGREEMENTS

The Company is party to various game development agreements. Payments are contingent upon the developer(s) meeting specified milestones and game performance. Pursuant to these agreements, the Company has agreed to pay up to $723,000 during the period from November 2017 through December 2018.

COMMON STOCK TO BE ISSUED

The Company is party to various third-party service agreements to be paid through the issuance of the company’s restricted common stock. Contingent upon the third parties providing the agreed upon services, the Company will issue up to 4,523,500 restricted common shares at various intervals during the period from November 2017 through August 2018. The shares will be recorded at fair value on the date earned under the respective agreements.

NOTE 7 – DISCONTINUED OPERATIONS

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

The following table summarizes the assets and liabilities of our discontinued restaurant segment's discontinued operations as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Assets:
Accounts receivable, net	$—	$13,000
Inventory	—	12,000
Prepaid expenses	—	25,000
Property and equipment, net	6,000	30,000
Other assets	2,000	17,000
Total Assets	$8,000	$97,000

Liabilities:
Accounts payable and accrued liabilities	35,000	58,000
Total Liabilities	$35,000	$58,000

The following table summarizes the results of operations of our discontinued restaurant segment for the three and nine months ended September 30, 2017 and 2016 and is included in the condensed consolidated statements of operations as discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$—	$408,000	$421,000	$1,050,000
Cost of sales	—	131,000	134,000	324,000
Gross Margin	—	277,000	287,000	726,000
Expenses
Labor and related expenses	—	119,000	178,000	353,000
Rent	—	62,000	82,000	191,000
Depreciation and amortization	—	15,000	20,000	52,000
Professional fees	23,000	2,000	26,000	5,000
Other general and administrative	5,000	53,000	94,000	155,000
Total Operating Expenses	28,000	251,000	400,000	756,000
Operating Income (Loss)	(28,000)	26,000	(113,000)	(30,000)
Other Income (Expense)
Loss on disposal of assets	—	—	(19,000)	—
Income (Loss) on discontinued operations	$(28,000)	$26,000	$(132,000)	$(30,000)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company issued an aggregate of 395,000 shares of common stock to an employee and third-party service providers with a total fair value of $146,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance.

On October 23, 2017, we restructured and exercised a game purchase option by entering into a definitive agreement with the game owner MMOJoe pursuant to which SPYR will own all of the game related assets of Pocket Starships, in a cashless transaction, and the publishing agreement with Spectacle as well as the original terms of the Option will be terminated, which means that SPYR will now be able to retain 100% of the revenue generated from the game and will be the sole owner of all of the assets related to the game. The acquisition includes, among other assets, all Pocket Starships related intellectual property, the userbase, artwork, software, internet domains, game store accounts (such as App Store, Play Store, Amazon, and Facebook Gameroom), web portal accounts (Facebook, VK.com, Kongregate, etc.) and internet domains (www.pocketstarships.com). Under the terms of the agreement, the game's owner will receive 8,000,000 restricted shares of SPYR stock (subject to resale gating provisions) with a fair value of $3.2 million and 8,000,000 three-year cash-based options exercisable at $0.50 per share with a fair value of $2,452,000. The Company is currently in the process of determining the accounting for the acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2017, and we undertake no duty to update this information.

Plan of Operations – Through our wholly owned subsidiary SPYR APPS, LLC, d/b/a SPYR GAMES we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. Our primary focus is on the development and expansion of our mobile games and applications. We anticipate we will need to hire additional employees during 2018 to help with the development and marketing of existing and future games and applications.

On December 17, 2015, we entered into an exclusive publishing agreement with Spectacle Games for Pocket Starships for a term of five years, expiring on December 17, 2020. Spectacle Games is a California corporation, holding the exclusive rights to publish and market Pocket Starships, including the ability to sublicense these rights to other parties, pursuant to an agreement with MMOJoe UG. MMOJoe UG, a German limited liability company (“MMOJoe”) is the owner and developer of all intellectual property that relates or pertains to Pocket Starships. The exclusive publishing agreement provides for the Company to fund advanced development and marketing of Pocket Starships in exchange for 50% of the revenue generated by Pocket Starships, plus a recoupment, out of Spectacle’s share of the revenue, of the development money advanced by the Company. Should the Company decide to exercise the Option, the Company will receive 100% of the revenue generated by Pocket Starships.

In June 2016, we obtained an exclusive option to purchase all of MMOJoe’s assets including but not limited to all assets pertaining to Pocket Starships (the “Option”) in consideration for 3,750,000 cash based options, exercisable as follows: (a) 500,000 shares at $1.00 per share, expiring on December 31, 2017; (b) 750,000 shares at $2.50 per share, expiring on December 31, 2018; and (c) 2,500,000 shares at $5.00 per share, expiring on December 31, 2019. Under the Option, had the Company decided to exercise the Option, it would have purchased MMOJoe for cash of $5,000,000 plus $10,000,000 worth of shares of the Company’s common stock, valued at the time of closing of the purchase. The exclusive Option was exercisable by us at any time, in our sole discretion, through December 31, 2020.

On October 23, 2017, we restructured and exercised the Option by entering into a definitive agreement with the game's owner pursuant to which SPYR will own all of the game related assets of Pocket Starships, in a cashless transaction, and the publishing agreement with Spectacle as well as the original terms of the Option will be terminated, which means that SPYR will now be able to retain 100% of the revenue generated from the game and will be the sole owner of all of the assets related to the game. The acquisition includes, among other assets, all Pocket Starships related intellectual property, the userbase, artwork, software, internet domains, game store accounts (such as App Store, Play Store, Amazon, and Facebook Gameroom), web portal accounts (Facebook, VK.com, Kongregate, etc.) and internet domains (www.pocketstarships.com). Under the terms of the agreement, the game's owner will receive 8,000,000 restricted shares of SPYR stock (subject to resale gating provisions) and 8,000,000 three-year cash-based options exercisable at $0.50 per share.

During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. Our Pocket Starships development team is already working on expansions of Pocket Starships to include the Star Trek IP, which we expect will be released 2nd quarter 2018. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. Starting in November, with the release of the expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg, and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including The Next Generation, Deep Space Nine, and Voyager, through a trading card expansion.

During July 2017, the Company entered into an agreement with Reset Studios, LLC for the development of at least two new idle tapper games to be published by SPYR, the first of which will feature characters and storylines from a popular television series of a major television network, the name of which will be released as soon as it is contractually permitted. The Company has secured the necessary license to use the IP in the game through a license agreement with the network.

The game will allow players to play as a team of their favorite characters to battle increasingly difficult enemies in order to unlock new characters and rewards. By performing simple actions such as tapping the screen, players can progress in the game even when they’re not actively playing. This new tapper game is currently scheduled to be released in the first quarter of 2018.

The Company intends to utilize cash on hand, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and software development costs and implementation of our business plans generally. The Company may also decide to diversify, through acquisition or otherwise, in other unrelated business areas if opportunities present themselves.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2017 TO 2016

Prior period amounts have been adjusted to exclude discontinued operations (see note 7 of our condensed consolidated financial statements for additional information).

The consolidated results of continuing operations for the nine months ended September 30, 2017 and 2016 are as follows:

	Digital Media	Corporate	Consolidated

Nine Months Ended September 30, 2017
Revenues	$110,000	$—	$110,000
Labor and related expenses	800,000	1,265,000	2,065,000
Rent	30,000	108,000	138,000
Depreciation and amortization	52,000	37,000	89,000
Professional fees	469,000	4,423,000	4,892,000
Software development costs	1,202,000	—	1,202,000
Other general and administrative	266,000	160,000	426,000
Operating loss	(2,709,000)	(5,993,000)	(8,702,000)

Other expense	—	(33,000)	(33,000)
Loss from continuing operations	$(2,709,000)	$(6,026,000)	$(8,735,000)

Nine Months Ended September 30, 2016
Revenues	$88,000	$—	$88,000
Labor and related expenses	318,000	631,000	949,000
Rent	2,000	102,000	104,000
Depreciation and amortization	23,000	36,000	59,000
Professional fees	166,000	1,322,000	1,488,000
Software development costs	760,000	—	760,000
Other general and administrative	276,000	187,000	463,000
Operating loss	(1,457,000)	(2,278,000)	(3,735,000)

Other income	—	(206,000)	(206,000)
Income (loss) from continuing operations	$(1,457,000)	$(2,484,000)	(3,941,000)

Results of Operations - For the nine months ended September 30, 2017 the Company had a loss from continuing operations of $8,735,000 compared to a loss from continuing operations of $3,941,000 for the nine months ended September 30, 2016. This change is due primarily to restricted stock awards granted to employees and third-party service providers as compensation, recorded at fair value of $5,210,000 during the period ended September 30, 2017, compared to $1,042,000 during the corresponding period in 2016. Other items contributing to the change included increases in Labor and related costs settled in cash of $59,000. In professional fees settled in cash of $292,000, in software development costs of $442,000, and decreases in other general and administrative expenses of $37,000, and in other income and expenses of $173,000.

More detailed explanation of the nine months ended September 30, 2017 and 2016 changes are included in the discussions following.

Total Revenues - Total revenues increased $22,000, to $110,000 from $88,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Management plans to expand its mobile application and game development and monetization efforts and expects revenues to continued increasing in the coming months.

The cost of labor increased $1,116,000 to $2,065,000 from $949,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The cost of labor increased in our Digital Media Mobile Games Publishing and Advertising segment by $482,000. Of this amount, $73,000 was settled in cash and $409,000 was paid in restricted stock recorded at fair value. At the corporate level, cash compensation decreased by $14,000, while the amounts paid in restricted stock recorded at fair value increased by $648,000 for a net increase of $634,000. The remaining difference is attributed to hiring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increase $34,000 from $104,000 for the nine months ended September 30, 2016 to $138,000 for the nine months ended September 30, 2017. Beginning September 1, 2016, we began leasing office space in Berlin, Germany on a month to month basis at a cost of EUR 250 plus 19% tax per person up to a maximum of 10 people. On June 29, 2017, we signed a new lease for the Berlin office space for EUR 3,750 per month beginning July 2017 through March 31, 2018. Berlin office is being used by leased employees hired by the Company for the marketing and user acquisition for the Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $225 per month per desk, increasing to $275 per month starting in December 2016.

Depreciation and amortization expenses increased by $30,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This is attributable to certain of the Company’s office equipment, furniture and fixtures, and other fixed assets being fully depreciated, no new fixed asset purchases during the nine months ended September 30, 2017, and increases in the amount of capitalized licensing rights subject to amortization.

Professional fees increased $3,404,000 from $1,488,000 for the nine months ended September 30, 2016 to $4,892,000 for the nine months ended September 30, 2017. Professional fees during 2017 included $4,214,000 for investor and public relations, of which $598,000 was settled in cash and $3,616,000 was paid in restricted stock recorded at fair value, $77,000 for accounting and auditing services, $108,000 for legal fees, $469,000 for consulting and professional fees related to our digital media segment, of which $209,000 was settled in cash and $260,000 was paid in restricted stock recorded at fair value, and $24,000 for other professional service needs. Professional fees during 2016 $1,153,000 for investor and public relations, of which $393,000 was settled in cash and $760,000 was paid in restricted stock recorded at fair value, $79,000 for accounting and auditing services, $68,000 for legal fees, $166,000 for consulting and professional fees related to our digital media segment, of which $162,000 was settled in cash and $4,000 was paid in restricted stock recorded at fair value, and $22,000 for other professional service needs.

During the nine months ended September 30, 2017, the Company incurred software development costs of $1,202,000 in connection with fees paid to game developers, compared to $760,000 during the nine months ended September 30, 2016.

Other general and administrative expenses decreased $37,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The Company had unrealized losses on trading securities of $37,000 for the year ended September 30, 2017 compared to unrealized losses of $295,000 for the nine months ended September 30, 2016. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company did not sell any trading securities during the nine months ended September 30, 2017. The Company realized gains from the sale of trading securities of $75,000 for the nine months ended September 30, 2016. Realized gains and losses are the difference between the selling prices and fair value of the underlying trading securities at the date of sale.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2017 TO 2016

Prior period amounts have been adjusted to exclude discontinued operations (see note 7 of our condensed consolidated financial statements for additional information).

The consolidated results of continuing operations for the three months ended September 30, 2017 and 2016 are as follows:

	Digital Media	Corporate	Consolidated

Three Months Ended September 30, 2017
Revenues	$26,000	$—	$26,000
Labor and related expenses	249,000	138,000	387,000
Rent	15,000	36,000	51,000
Depreciation and amortization	30,000	14,000	44,000
Professional fees	164,000	1,836,000	2,000,000
Software development costs	542,000	—	542,000
Other general and administrative	74,000	44,000	118,000
Operating loss	(1,048,000)	(2,068,000)	(3,116,000)

Other Expense	—	(10,000)	(10,000)
Loss from continuing operations	$(1,048,000)	$(2,078,000)	$(3,126,000)

Three Months Ended September 30, 2016
Revenues	$23,000	$—	$23,000
Labor and related expenses	161,000	132,000	293,000
Rent	2,000	35,000	37,000
Depreciation and amortization	8,000	12,000	20,000
Professional fees	28,000	922,000	950,000
Software development costs	390,000	—	390,000
Other general and administrative	118,000	58,000	176,000
Operating loss	(684,000)	(1,159,000)	(1,843,000)

Other Expense	—	(206,000)	(206,000)
Loss from continuing operations	$(684,000)	$(1,365,000)	$(2,049,000)

Results of Operations - For the three months ended September 30, 2017 the Company had a loss from continuing operations of $3,126,000 compared to a loss from continuing operations of $2,049,000 for the three months ended September 30, 2016. This change is due primarily to restricted stock awards granted to employees and third-party service providers for compensation recorded at fair value of $1,872,000 during the period ended September 30, 2017, compared to $704,000 during the corresponding period in 2016. Other items contributing to the change included decreases in Labor and related costs settled in cash of $13,000, in professional fees settled in cash of $11,000, in other general and administrative expenses of $58,000, in other income and expenses of $206,000, and increases in software development costs of $152,000.

More detailed explanation of the three months ended September 30, 2017 and 2016 changes are included in the discussions following.

Total Revenues - Total revenues increased $3,000, to $26,000 from $23,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Management plans to expand its mobile application and game development and monetization efforts and expects revenues to continued increasing in the coming months.

The cost of labor increased $94,000 to $387,000 from $293,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The cost of labor increased in our Digital Media Mobile Games Publishing and Advertising segment by $88,000. Of this amount, the cost of labor settled in cash decreased by $19,000 and increased by $107,000 for amounts paid in restricted stock recorded at fair value. At the corporate level, cash compensation increased by $6,000, with no amounts paid in restricted stock recorded at fair value. The remaining difference is attributed to hiring dates and changes in pay rates and the overall number of employees. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increase $14,000 from $37,000 for the three months ended September 30, 2016 to $51,000 for the three months ended September 30, 2017. Beginning September 1, 2016, we began leasing office space in Berlin, Germany on a month to month basis at a cost of EUR 250 plus 19% tax per person up to a maximum of 10 people. On June 29, 2017, we signed a new lease for the Berlin office space for EUR 3,750 per month beginning July, 2017 through March 31st 2018. The Berlin office is being used by leased employees hired by the Company for the marketing and user acquisition for the Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $225 per month per desk, increasing to $275 per month starting in December 2016.

Depreciation and amortization expenses increased by $24,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This is attributable to certain of the Company’s office equipment, furniture and fixtures, and other fixed assets being fully depreciated, no new fixed asset purchases during the three months ended September 30, 2017, and increases in the amount of capitalized licensing rights subject to amortization.

Professional fees increased $1,050,000 from $950,000 for the three months ended September 30, 2016 to $2,000,000 for the three months ended September 30, 2017. Professional fees during 2017 included $1,793,000 for investor and public relations, of which $181,000 was settled in cash and $1,612,000 was paid in restricted stock recorded at fair value, $15,000 for accounting and auditing services, $20,000 for legal fees, $164,000 for consulting and professional fees related to our digital media segment, of which $71,000 was settled in cash and $93,000 was paid in restricted stock recorded at fair value, and $8,000 for other professional service needs. Professional fees during 2016 $868,000 for investor and public relations, of which $224,000 was settled in cash and $644,000 was paid in restricted stock recorded at fair value, $15,000 for accounting and auditing services, $35,000 for legal fees, $28,000 for consulting and professional fees related to our digital media segment, of which $28,000 was settled in cash with no amounts paid in restricted stock recorded at fair value, and $4,000 for other professional service needs.

During the three months ended September 30, 2017, the Company incurred software development costs of $542,000 in connection with fees paid to game developers, compared to $390,000 during the three months ended September 30, 2016.

Other general and administrative expenses decreased $58,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

The Company had unrealized losses on trading securities of $10,000 for the year ended September 30, 2017 compared to unrealized losses of $211,000 for the three months ended September 30, 2016. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company did not sell any trading securities during the three months ended September 30, 2017. The Company realized gains from the sale of trading securities of $1,000 for the three months ended September 30, 2016. Realized gains and losses are the difference between the selling prices and fair value of the underlying trading securities at the date of sale.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated a net loss from continuing operations for the nine months ended September 30, 2017 of $8,735,000, of which $5,210,000 is the fair value of equity instruments granted to employees and third-party services providers as compensation during the period. As of September 30, 2017, the Company had current assets of $375,000, which included cash and cash equivalents of $285,000, and trading securities of $22,000.

During the nine months ended September 30, 2017 and 2016, the Company has met its capital requirements through a combination of collection of revenues, sale of restricted common stock and utilization of cash reserves.

Operating Activities - For the nine months ended September 30, 2017, the Company used cash in operating activities of $3,385,000. For the nine months ended September 30, 2016, the Company used cash in operating activities of $2,611,000. This increase is due primarily to our expansion efforts into the digital media publishing, advertising and gaming industry, the addition of new management and operations personnel and the resulting increases in operating expenses.

Investing Activities - During the nine months ended September 30, 2017, the Company used cash of $100,000 for the purchase of software licensing rights. During the nine months ended September 30, 2016, the Company used cash of $210,000 for the purchase of software licensing rights, used $510,000 in cash to purchase trading securities, received $283,000 in cash proceeds from sales of trading securities and used cash of $48,000 for the purchase of property plant and equipment.

Financing Activities - During the nine months ended September 30, 2017, the Company sold 750,000 shares of restricted common stock to a former officer/employee for $300,000 and borrowed $200,000 from a company controlled by our Chairman and majority shareholder. The line of credit allows the Company to borrow up to $500,000 with interest at 6% per annum. Repayment on the loan is due February 28, 2018. During the nine months ended September 30, 2016, the Company sold 100,000 shares of restricted common stock to a service provider for $15,000.

During 2016 and 2017 we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of the Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. In addition, working together with the development team at Reset Studios LLC, we have begun development of a new tapper game to feature characters and storylines from a popular television series of a major television network. Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to provide the monthly advances to Spectacle and Reset for further development, enhancement and maintenance of the games as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships and the new tapper, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities.

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

As of September 30, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

During July, August, and September 2017, the Company issued 500,000 restricted common shares to an employee of the company for services rendered. These shares were recorded at fair value of $152,000 in the statement of operations and comprehensive income as part of labor and related expenses for the three months ended September 30, 2017. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

During July, August, and September 2017, the Company issued 9,139,833 restricted common shares pursuant to third party service agreements. These shares were recorded at fair value of $1,609,000 in the statement of operations and comprehensive income as part of professional fees for the nine months ended September 30, 2017. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3**	Amended Articles of Incorporation
10.2	Registration Rights Agreement(1)
14	Code of Ethics (1)
21**	Subsidiaries of the Company
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2017

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

