Form 10-K
period 2017-12-31
SPYR, Inc.
filed 2018-04-02
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $32,455,971 based on 63,639,158 non affiliate shares outstanding at $0.51 per share.

As of March 26, 2018, there were 191,520,893 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 246,914 common shares), par value $0.0001.

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

For the Fiscal Year Ended December 31, 2017

PART I

ITEM 1.	BUSINESS

Organization and Nature of Business

The Company was incorporated as Conceptualistics, Inc. on January 6, 1988 in Delaware. Subsequent to its incorporation, the Company changed its name to Eat at Joe’s, Ltd. In February 2015, the Company changed its name to SPYR, Inc. and adopted a new ticker symbol “SPYR” effective March 12, 2015.

The Company’s common stock is traded on OTC Markets under the symbol “SPYR.”

The primary focus of SPYR, Inc. (the “Company”) is to act as a holding company and develop a portfolio of profitable subsidiaries, not limited by any particular industry or business.

The Company has the following wholly owned subsidiaries:

•	SPYR APPS, LLC a Nevada Limited Liability Company;
•	E.A.J.: PHL, Airport Inc. a Pennsylvania corporation; and
•	Branded Foods Concepts, Inc. a Nevada corporation.

On March 24, 2015, the Company organized its wholly owned subsidiary SPYR APPS, LLC, (“Apps”) a Nevada Limited Liability Company. The focus of the SPYR APPS subsidiary is the development and publication of our own mobile games as well as the publication of games developed by third-party developers.

OPERATING LOSSES

The Company has incurred net losses from operations of $15,993,000 and $7,361,000 for the years ended December 31, 2017 and 2016, respectively. Such operating losses reflect developmental and other administrative costs for 2017 and 2016. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations.

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

During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. Our Pocket Starships development team is already working on expansions of Pocket Starships to include the Star Trek IP, which we expect will be released toward the end of the 2nd quarter 2018. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the release of the expansion those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg, and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including The Next Generation, Deep Space Nine, and Voyager, through a trading card expansion.

During July 2017, the Company entered into an agreement with Reset Studios, LLC for the development of at least two new idle tapper games to be published by SPYR, the first of which will feature characters and storylines from a popular television series of a major television network, the name of which will be released as soon as it is contractually permitted. The Company has secured the necessary license to use the IP in the game through a license agreement with the network. The game will allow players to play as a team of their favorite characters to battle increasingly difficult enemies in order to unlock new characters and rewards. By performing simple actions such as tapping the screen, players can progress in the game even when they’re not actively playing. This new tapper game is currently in the soft launch stage of development and is scheduled to be released during second quarter 2018.

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

EMPLOYEES

As of December 31, 2017, the Company had 4 employees and 2 leased employees, none of whom is represented by a labor union.

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

The Company’s wholly owned subsidiary leases office shared office space in Berlin Germany pursuant to a lease dated June 29, 2017 and expiring on March 31, 2018. Under the lease, the Company pays monthly base rent of $4,248 (3,570 Euros).

ITEM 3.	LEGAL PROCEEDINGS

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt and is vigorously defending this lawsuit. On December 4, 2015, the Company filed a motion to dismiss the suit based on the statute of limitations. In evaluating a motion to dismiss, the Court is only allowed to view the allegations set forth in the plaintiff’s complaint and documents referenced therein, must assume that those allegations are true, and must construe all evidence contained in the referenced documents in a light most favorable to the plaintiff. On August 24, 2016, under this standard, the Court determined that the legal requirements to grant the motion to dismiss had not been fully satisfied and denied the Company’s Motion to Dismiss. Accordingly, no final determinations regarding liability have been made, the case will proceed to be litigated in the normal course, and, if the Company elects, it will have the ability to again present its arguments for dismissal prior to trial through a motion for summary judgment, which will allow for a determination to be made based on a legal standard that is slightly less favorable to the plaintiff. If that motion is denied, the Company will still have the opportunity to present all of its arguments and defenses at trial, at which Zakeni will have to prove its case by a preponderance of the evidence. The case is scheduled for trial on October 30, 2018. Based upon available information at this stage of litigation, it is still the belief of management and opinion of in-house counsel that the Company will obtain a favorable ruling. Management does not expect any loss resulting from this lawsuit to be material.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s Common Stock is traded on OTC Markets under the symbol “SPYR.” The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
2017
First Quarter	$1.06	$0.46
Second Quarter	$0.70	$0.40
Third Quarter	$0.57	$0.10
Fourth Quarter	$0.40	$0.18
2016
First Quarter	$0.22	$0.13
Second Quarter	$0.46	$0.12
Third Quarter	$0.71	$0.22
Fourth Quarter	$0.67	$0.41

DIVIDENDS

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company’s Common Stock as of December 31, 2017 was approximately 2,042.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-K that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2017, and we undertake no duty to update this information.

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

As previously described, during the past two years we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of our game Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. Our Pocket Starships development team is already working on expansions of Pocket Starships to include the Star Trek IP, which we expect will be released 2nd quarter 2018. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the release of the expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including The Next Generation, Deep Space Nine, and Voyager, through a trading card expansion. In addition, working together with the development team at Reset Studios LLC, we have developed of a new tapper game to feature characters and storylines from a popular television series of a major television network. This new tapper game is currently in the soft launch stage of development and is scheduled to be released during second quarter 2018.

Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to provide the monthly advances to Spectacle and Reset for further development, enhancement and maintenance of the games as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships and the new tapper, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. The Company may also decide to diversify, through acquisition or otherwise, in other related or unrelated business areas if opportunities present themselves.

COMPARISON OF 2017 TO 2016

The consolidated results of continuing operations are as follows:

	Digital Media	Corporate	Consolidated

Year Ended December 31, 2017
Revenues	$128,000	$—	$128,000
Labor and related expenses	889,000	1,469,000	2,358,000
Rent	43,000	143,000	186,000
Depreciation and amortization	56,000	49,000	105,000
Professional fees	680,000	5,225,000	5,905,000
Research and development	1,666,000	—	1,666,000
Other general and administrative	288,000	214,000	502,000
Operating loss	(3,494,000)	(7,100,000)	(10,594,000)

Other income (expense)	(5,385,000)	(14,000)	(5,399,000)
Loss from continuing operations	$(8,879,000)	$(7,114,000)	$(15,993,000)

Year Ended December 31, 2016
Revenues	$139,000	$—	$139,000
Labor and related expenses	575,000	892,000	1,467,000
Rent	8,000	138,000	146,000
Depreciation and amortization	51,000	47,000	98,000
Professional fees	250,000	3,042,000	3,292,000
Research and Development	1,151,000	—	1,151,000
Other general and administrative	479,000	261,000	740,000
Cost of acquisition option	472,000	—	472,000
Operating income (loss)	(2,847,000)	(4,380,000)	(7,227,000)

Other income (expense)	—	(134,000)	(134,000)
Income (loss) from continuing operations	$(2,847,000)	$(4,514,000)	$(7,361,000)

Results of Operations - For the year ended December 31, 2017 the Company had a loss from continuing operations of $15,993,000 compared to a loss from continuing operations of $7,361,000 for the year ended December 31, 2016. This change is due primarily to the issuance of restricted common stock, options and warrants in exchange for services and gaming assets. During 2017 we issued 22,741,924 common shares, 8,920,000 options, and 1,700,000 warrants with a total fair value of $11,512,000 compared to 6,353,899 common shares, 12,900,000 options, and 200,000 warrants with a total fair value of $3,308,000.

More detailed explanation of the year ended December 31, 2017 and 2016 changes are included in the following discussions.

Total Revenues - For the years ended December 31, 2017 and 2016, the Company had total sales of $128,000 and $139,000, respectively, for a decrease of $11,000. Management plans to expand its mobile application and game development and monetization efforts and believes the anticipated updates to Pocket Starships with Star Trek IP and the release two new idle tapper games planned during 2018 will bring increased revenues in the coming year.

Labor and related expenses includes the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the year ended December 31, 2017 the company had total labor and related expenses of $2,358,000 with $898,000 ($386,000 Digital Media and $512,000 Corporate) being settled in cash and $1,459,000 ($503,000 Digital Media and $956,000 corporate) being paid in restricted stock recorded at fair value. For the year ended December 31, 2016 the company had total labor and related expenses of $1,467,000 with $941,000 ($385,000 Digital Media and $556,000 Corporate) being settled in cash and $526,000 ($190,000 Digital Media and $336,000 Corporate) being paid in restricted stock recorded at fair value. At the corporate level, cash compensation decreased by $44,000, while the amounts paid in restricted stock recorded at fair value increased by $620,000 for a net increase of $577,000. At the digital media level, cash compensation increased by $1,000, and the amounts paid in restricted stock recorded at fair value increased by $313,000 for a net increase of $577,000. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increased $44,000 from $146,000 for the year ended December 31, 2016 to $186,000 for the year ended December 31, 2017. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. Beginning September 1, 2016, we began leasing office space in Berlin, Germany on a month to month basis at a cost of EUR 250 plus 19% tax per person up to a maximum of 10 people. On June 29, 2017, we signed a new lease for the Berlin office space for EUR 3,570 per month beginning July 2017 through March 31, 2018. Berlin office is being used by leased employees hired by the Company for the marketing and user acquisition for the Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $225 per month per desk, increasing to $275 per month starting in December 2016.

Depreciation and amortization expenses increased by $7,000 for the year ended December 31, 2017 compared to the year ended December 31, 2016. This is attributable to depreciation and amortization expenses on the purchase of office equipment, furniture and fixtures and leasehold improvements for the new corporate headquarters in Denver Colorado of $41,000 in 2016, new office equipment of approximately $7,000 in 2016 for use in our Digital Media Mobile Games Publishing and Advertising operations, and the exchange of share and options for the acquisition of $481,000 of gaming assets during 2017.

Professional fees increased $2,613,000 from $3,292,000 in 2016 to $5,905,000 in 2017. This increase is Professional fees during 2017 included the grant of 13,442,912 shares of restricted common stock, 920,000 options and 1,700,000 warrants to purchase restricted common stock issued to third parties for legal, public relations, and consulting services, and vesting of shares of restricted common stock with a total fair value of $4,401,000. The remaining $1,504,000 is due to $604,000 in legal, accounting and other professional service needs, $617,000 for public relations, and $293,000 in consulting services related to our digital media operations. Professional fees during 2016 included the grant of 4,509,912 shares of restricted common stock, 150,000 options and 200,000 warrants issued to third parties for public relations and consulting services recorded at fair value of $2,306,000. The remaining $986,000 is due to $234,000 in legal, accounting and other professional service needs, $587,000 for public relations, and $163,000 in consulting services related to our digital media operations.

Research and development costs. During the year ended December 31, 2017, the Company incurred research and development costs of $1,666,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $1,151,000 during the year ended December 31, 2016.

Other general and administrative expenses decreased approximately $238,000 for the year months ended December 31, 2017 compared to the year months ended December 31, 2016. The decrease can be attributed primarily to marketing costs which decreased by $155,000, travel costs which decreased by $108,000, insurance costs which increased by $17,000 and various other general and administrative cost increases.

As described above, during 2016, the Company obtained an exclusive option to purchase all of MMOJoe’s assets including but not limited to all assets pertaining to Pocket Starships for cash of $5,000,000 plus $10,000,000 worth of shares of the Company’s common stock, valued at the time of closing of the purchase in exchange for granted MMOJoe stock options to purchase an aggregate of 3.75 million shares of the Company’s common stock. The stock options are fully vested, exercisable at a price per share of $1.00, $2.50 and $5.00 and expire starting in December 31, 2017 through December 31, 2019. Total fair value of the options of $472,000 was recorded as an expense in full in 2016 due to the uncertainty of the timing of such acquisition.

The Company had unrealized losses on trading securities of $11,000 for the year ended December 31, 2017 compared to unrealized losses of $57,000 for the year ended December 31, 2016. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities.

The Company did not sell any trading securities during the year ended December 31, 2017. The Company realized losses from the sale of trading securities of $95,000 for the year ended December 31, 2016. Realized gains and losses are the difference between the selling prices and fair value of the underlying trading securities at the date of sale.

As previously described, during 2017, the Company completed the acquisition of all assets that refer, relate or pertain to the real—time cross-platform MMO game commonly known and referred to as “Pocket Starships.” As consideration for the acquisition, the Company issued eight million shares of the Company’s restricted common stock valued at $3,200,000, options to purchase up to eight million shares of the Company’s restricted common stock valued at $2,452,000, and assumed liabilities of $210,000 for a total purchase price of $5,862,000. The assets acquired are reported as part of capitalized gaming assets and licensing rights valued at $481,000 based upon discounted cash flows. The difference between purchase price and the capitalized value was recorded as loss on write down on assets of $5,381,000.

As of December 31, 2017, the Company had deferred tax assets arising from net operating loss carry-forwards, capital loss carry overs, unrealized losses on trading securities, and deductible temporary differences of approximately $21,700,000 compared to $13,700,000 in deferred tax assets at December 31, 2016. During the year ended December 31, 2017, the Company increased its net operating loss carry-forwards by approximately $9,000,000 and used or lost approximately $1,000,000 in deductible temporary differences. Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $4,915,000 against these potential future tax benefits. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

DISCONTINUED OPERATIONS

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we owned and operated the restaurant “Eat at Joe’s®,” which was located in the Philadelphia International Airport since 1997. Our lease in the Philadelphia Airport expired in April 2017. Concurrent with expiration of the lease the restaurant closed. Pursuant to current accounting guidelines, the assets and liabilities of EAJ as well as the results of its operations were presented in the accompanying financial statements as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss from continuing operations for the year ended December 31, 2017 of $15,993,000 and utilized cash in operations of $4,118,000. As of December 31, 2017, the Company had current assets of $173,000, which included cash and cash equivalents of $86,000, and trading securities of $48,000. The Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

During the years ended December 31, 2017 and 2016, the Company has met its capital requirements through a combination of collection of receivables, the sale restricted common stock of $300,000, borrowing from a related party line of credit of $800,000, and through the use of existing cash reserves.

Operating Activities - For the year ended December 31, 2017 and 2016, the Company used cash for operating activities of $4,118,000 and $3,929,000, respectively. Operating activities consist of corporate overhead and development of our digital media publishing, advertising and gaming operations. Increases are due primarily to increases in rent, professional fees, and game development costs, partially mitigated by decreases in labor and other general and administrative expenses. See the above results of operations discussion for more details.

Investing Activities - During the year ended December 31, 2017, the Company paid $100,000 and is obligated to pay another $75,000 during 2018 for licensing rights to CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. During the year ended December 31, 2016, the Company received $783,000 in cash proceeds from sales of trading securities and used cash of $569,000 for the purchase of trading securities, property plant and equipment, and licensing rights.

Financing Activities - During the year ended December 31, 2017, the Company sold 750,000 shares of restricted common stock to an existing shareholder and former officer/employee for cash of $300,000. The common shares had a fair value of $510,000 at the date of sale, and as a result, the Company reflected an additional expense of $210,000 to account the difference between the sale price and the fair market value of common shares sold. The Company also obtained a revolving line of credit from Berkshire Capital Management Co., Inc. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. Repayment on the loan is due February 28, 2019. During 2017 we borrowed $800,000 on this line of credit. During the year ended December 31, 2016, the Company sold 100,000 shares of restricted common stock to a service provider for $15,000.

During 2016 and 2017 we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. In addition, working together with the development team at Reset Studios LLC, we have begun development of a new tapper game to feature characters and storylines from a popular television series of a major television network. Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to provide the monthly advances to Spectacle and Reset for further development, enhancement and maintenance of the games as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships and the new tapper, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities.

The Company currently does not have sufficient cash and liquidity to meet its anticipated working capital for the next twelve months. Historically, we have financed our operations primarily through private sales of our trading securities or through sales of our common stock. If our sales goals for our products do not materialize as planned, we believe that the Company can reduce its operating and product development costs that would allow us to maintain sufficient cash levels to continue operations. However, if we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

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

Through our wholly owned subsidiary SPYR APPS, LLC, d/b/a SPYR GAMES, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. The Company’s dedicated mobile gaming applications can be downloaded through the app stores maintained by Apple and Google. The Company’s cross platform gaming application, which can be played on personal computers, Facebook and mobile devices, can be downloaded from the internet and Facebook as well as through the app stores maintained by Apple, Google and Amazon. The Company receives revenue from the sale of advertising provided with games and through in-app purchases. The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery.

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

The fair value of the Company's stock option and warrant grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

The Company also issues restricted shares of its common stock for share-based compensation programs to employees and non-employees. The Company measures the compensation cost with respect to restricted shares to employees based upon the estimated fair value at the date of the grant and is recognized as expense over the period which an employee is required to provide services in exchange for the award. For non-employees, the Company measures the compensation cost with respect to restricted shares based upon the estimated fair value at measurement date which is either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders SPYR, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SPYR, Inc. and Subsidiaries (the Company) as of December 31, 2017, and the related statements of operations, stockholders' equity, and cash flows for year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows the each of the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, the Company has accumulated losses of approximately $47.209.000, has generated limited profit, and may experience losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLP

We have served as the Company’s auditor since 2017.

West Palm Beach, Florida

April 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

SPYR, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SPYR, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2016. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPYR, Inc. and Subsidiaries as of December 31, 2016 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Weinberg & Company, P.A.

WEINBERG & COMPANY, P.A.

Los Angeles, California

March 31, 2017

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$86,000	$3,204,000
Accounts receivable, net	4,000	31,000
Other receivable	—	200,000
Prepaid expenses	35,000	25,000
Trading securities, at market value	48,000	59,000
Current assets of discontinued operations	—	50,000
Total Current Assets	173,000	3,569,000

Property and equipment, net	134,000	181,000
Capitalized gaming assets and licensing rights, net	743,000	40,000
Intangible assets, net	12,000	18,000
Other assets	16,000	6,000
Non-current assets of discontinued operations	—	46,000
TOTAL ASSETS	$1,078,000	$3,860,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$878,000	$116,000
Current liabilities of discontinued operations	22,000	60,000
Total Current Liabilities	900,000	176,000

Non-current related party line of credit	807,000	—
Total Liabilities	1,707,000	176,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of December 31, 2017 and 2016	11	11
20,000 Class E shares issued and outstanding
as of December 31, 2017 and 2016	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
181,128,950 and 157,637,026 shares issued and outstanding
as of December 31, 2017 and 2016	18,112	15,763
Additional paid-in capital	46,561,875	34,752,224
Accumulated deficit	(47,209,000)	(31,084,000)
Total Stockholders’ Equity	(629,000)	3,684,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,078,000	$3,860,000

The accompanying notes are an integral part of these consolidated financial statements.
16

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Revenues	$128,000	$139,000

Expenses
Labor and related expenses	2,358,000	1,467,000
Rent	186,000	146,000
Depreciation and amortization	105,000	98,000
Professional fees	5,905,000	3,292,000
Research and development	1,666,000	1,151,000
Other general and administrative	502,000	740,000
Cost of acquisition option	—	472,000
Total Operating Expenses	10,722,000	7,366,000
Operating Loss	(10,594,000)	(7,227,000)

Other Income (Expense)
Interest and dividend income	4,000	18,000
Interest Expense	(11,000)	—
Loss on write-down of assets	(5,381,000)	—
Unrealized gain (loss) on trading securities	(11,000)	(57,000)
Loss on sale of marketable securities	—	(95,000)
Total Other Expense	(5,399,000)	(134,000)

Loss from continuing operations	(15,993,000)	(7,361,000)

Loss on discontinued operations	(132,000)	(29,000)

Net Loss	$(16,125,000)	$(7,390,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.10)	$(0.05)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.10)	$(0.05)

Weighted Average Common Shares
Basic and Diluted	166,443,807	154,092,844

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	107,636	$11	20,000	$2	151,508,127	$15,151	$31,269,836	$(23,694,000)	$7,591,000
Common stock issued for cash	—	—	—	—	100,000	10	14,990	—	15,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,843,987	184	412,816	—	413,000
Fair value of common stock issued for services	—	—	—	—	4,509,912	451	1,950,549	—	1,951,000
Fair value of options granted for services	—	—	—	—	—	—	199,000	—	199,000
Vesting of shares of common stock issued for services	—	—	—	—	—	—	273,000	—	273,000
Fair value of options granted for acquisition option	—	—	—	—	—	—	472,000	—	472,000
Common stock cancelled upon employee resignation	—	—	—	—	(325,000)	(33)	33	—	—
Contributed capital from sale of trading securities to related party	—	—	—	—	—	—	160,000	—	160,000
Net loss	—	—	—	—	—	—	—	(7,390,000)	(7,390,000)
Balance at December 31, 2016	107,636	$11	20,000	$2	157,637,026	$15,763	$34,752,224	$(31,084,000)	$3,684,000
Common stock issued for cash	—	—	—	—	750,000	75	299,925	—	300,000
Compensation expense recorded upon sale of common stock	—	—	—	—	—	—	210,000	—	210,000
Fair value of common stock issued for employee compensation	—	—	—	—	2,050,000	205	1,108,795	—	1,109,000
Fair value of common stock and warrants issued for services	—	—	—	—	12,691,924	1,269	3,756,731	—	3,758,000
Fair value of common stock issued for game acquisition	—	—	—	—	8,000,000	800	3,199,200	—	3,200,000
Fair value of options granted for game acquisition	—	—	—	—	—	—	2,452,000	—	2,452,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	737,000	—	737,000
Vesting of shares of common stock issued for services	—	—	—	—	—	—	46,000	—	46,000
Net loss	—	—	—	—	—	—	—	(16,125,000)	(16,125,000)
Balance at December 31, 2017	107,636	$11	20,000	$2	181,128,950	$18,112	$46,561,875	$(47,209,000)	$(629,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss for the period	$(16,125,000)	$(7,390,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	132,000	29,000
Loss on write-down of assets	5,381,000	—
Depreciation and amortization	105,000	98,000
Common stock issued for employee compensation	1,109,000	413,000
Common stock issued for professional fees	3,758,000	1,951,000
Compensation expense recorded upon sale of common stock	210,000	—
Fair value of options granted for services	—	199,000
Vesting of options and warrants granted for services	737,000	273,000
Vesting of shares of common stock issued for services	46,000	—
Fair value of options granted for acquisition option	—	472,000
Unrealized loss on trading securities	11,000	57,000
Loss on sale of trading securities	—	95,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	27,000	(25,000)
(Increase) decrease in other receivables	100,000	(200,000)
(Increase) decrease in prepaid expenses	(10,000)	7,000
Increase in other assets	(10,000)	—
Increase (decrease) in accounts payable and accrued liabilities	502,000	33,000
Increase in accrued interest on note payable - related party	7,000	—
Decrease in related party accounts payable	—	(7,000)
Net Cash Used in Operating Activities from Continuing Operations	(4,020,000)	(3,995,000)
Net Cash Used in Operating Activities from Discontinued Operations	(98,000)	66,000
Net Cash Used in Operating Activities	(4,118,000)	(3,929,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	(100,000)	(10,000)
Purchases of trading securities	—	(510,000)
Proceeds from sale of trading securities	—	783,000
Purchase of property and equipment	—	(49,000)
Net Cash (Used in) Provided by Investing Activities	(100,000)	214,000

Cash Flows From Financing Activities:
Proceeds from line of credit - related party	800,000	—
Proceeds from sale of common stock	300,000	15,000
Net Cash Provided by Financing Activities	1,100,000	15,000

Net decrease in Cash	(3,118,000)	(3,700,000)
Cash and cash equivalents at beginning of period	3,204,000	6,904,000
Cash and cash equivalents at end of period	$86,000	$3,204,000

The accompanying notes are an integral part of these consolidated financial statements.
19

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the year	$—	$—
Income taxes paid during the year	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Contributed capital from sale of trading securities	$—	$160,000
Common stock issued and options granted for game acquisition	$5,652,000	$—
Reclassification of other assets to capitalized licensing rights	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.
20

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2017 AND 2016

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

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, SPYR APPS, LLC, a Nevada Limited Liability Company, E.A.J.: PHL, Airport Inc., a Pennsylvania corporation (discontinued operations, see Note 7), and Branded Foods Concepts, Inc., a Nevada corporation. Intercompany accounts and transactions have been eliminated.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.

As shown in the accompanying financial statements, for the year ended December 31, 2017, the Company recorded a net loss from continuing operations of $15,993,000 and utilized cash in continuing operations of $4,020,000. As of December 31, 2017, our cash balance was $86,000 and we had trading securities of $48,000. In addition, the Company’s restaurant, Eat at Joes closed in April 2017, concurrent with the expiration of the lease. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2018. However, management cannot make any assurances that such financing will be secured.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management affected impairment analysis for trading securities, fixed assets, intangible assets, capitalized licensing rights, amounts of potential liabilities, and valuation of issuance of equity securities. Actual results could differ from those estimates.

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

The basic and fully diluted shares for the year ended December 31, 2017 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 415,559, Options – 13,320,000, Warrants – 1,700,000) would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2017.

The basic and fully diluted shares for the year ended December 31, 2016 are the same because the inclusion of the potential shares (Non-vested Common – 20,333, Class A – 26,909,028, Class E – 161,108, Options – 12,900,000 and Warrants – 200,000) would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2016.

Capitalized Gaming Assets and Licensing Rights

Capitalized gaming assets and licensing rights represent costs to acquire trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the right to use the intellectual property in multiple products over a number of years, or alternatively, for a single product.

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

On October 23, 2017, the Company completed the acquisition of all assets that refer, relate or pertain to the real—time cross-platform MMO game commonly known and referred to as “Pocket Starships,” including but not limited to all intellectual property, know how, “urls,” websites, game engines, game store accounts, prior versions, company names and trade names, business plans, financial reports, financial data, employee data, customer lists, forecasts, strategies, and all other business information; manufacturing or other technical or scientific know-how, specifications, technical drawings, drawings, artwork, music, diagrams, schematics, technology, processes, and any other trade secrets, discoveries, ideas, concepts, know-how, techniques, materials, formulae, compositions, information, data, results, plans, surveys and/or reports of a technical nature; and software programs (including all forms of code), software documentation, software development kits, game design documents, and formulae related to the current, future and proposed products and services, including any additions, enhancements or modifications to the foregoing or derivatives thereof after the date hereof.

As consideration for the acquisition, the Company issued eight million shares of the Company’s restricted common stock valued at $3,200,000, options to purchase up to eight million shares of the Company’s restricted common stock valued at $2,452,000, and assumed liabilities of $210,000 for a total purchase price of $5,862,000. The options are fully vested, exercisable at a price per share of $0.50 and will expire starting August 31, 2020. The acquisition of “Pocket Starships” was reported as part of capitalized gaming assets and licensing rights valued at $481,000 based upon discounted cash flows. The difference between purchase price and the capitalized value was recorded as loss on write down on assets of $5,381,000. The Company will amortize the capitalized cost on a straight-line basis over an estimated life of seven to ten years.

Further, the options previously issued pursuant to a purchase option agreement dated June 25, 2016, which provided for the option to purchase up to three million, seven hundred and fifty thousand shares of Registrant’s common stock, are fully vested and remain in effect in accordance with the terms of the purchase option agreement.

Also during 2017, the Company capitalized $175,000 pursuant to a licensing agreement for the non-exclusive, limited right to incorporate certain intellectual property (IP) from various STAR TREK television series in to future updates to and expansions of the Pocket Starships game. The Company estimates that the IP will have an estimated life of 1.6 years, which approximates the term of the license. In addition, we also acquired the game titled Battlewack: Idle Lords for $100,000, pursuant to settlement with the game owner and developer. Battlewack: Idle Lords requires additional development before it can be released.

In a prior period, the Company capitalized $50,000 as a result of the acquisition of licensing rights of one gaming application. The Company estimates that the gaming application will have an estimated life of five years, which approximates the term of the license.

During the year ended December 31, 2017, the Company recorded amortization expense of $52,000. As of December, 2017 and December 31, 2016, the accumulated amortization was $52,000 and $10,000, respectively and the unamortized capitalized gaming assets and licensing rights amounted to $743,000 and $40,000 respectively.

Software Development Costs

Costs incurred for software development are expensed as incurred. During the years ended December 31, 2017 and 2016, the Company incurred $1,666,000 and $1,151,000 in software development costs paid to independent gaming software developers.

Revenue Recognition

Through our wholly owned subsidiary SPYR APPS, LLC, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. We recognize revenue when the sale is completed.

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

Intangible Assets

The Company accounts for its intangible assets in accordance with the authoritative guidance issued by the ASC Topic 350 – Goodwill and Other. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates non-amortizing intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows.

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

During the year ended December 31, 2017, the Company recorded amortization expense of $6,000. As of December 31, 2017, total intangible assets amounted to $20,000 which consist of website development costs. There were no indications of impairment based on management’s assessment of these assets at December 31, 2017. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record impairment to our intangible assets.

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

The fair value of the Company's stock option and warrant grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

The Company also issues restricted shares of its common stock for share-based compensation programs to employees and non-employees. The Company measures the compensation cost with respect to restricted shares to employees based upon the estimated fair value at the date of the grant and is recognized as expense over the period which an employee is required to provide services in exchange for the award. For non-employees, the Company measures the compensation cost with respect to restricted shares based upon the estimated fair value at measurement date which is either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, other receivable, prepaid expenses, and accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

The Company’s trading securities are measured at fair value using level 1 fair values.

Advertising Costs

Advertising, marketing and promotional costs are expensed as incurred and included in general and administrative expenses.

Advertising, marketing and promotional expense was $195,000 and $350,000 for the years ended December 31, 2017, and 2016, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations.

Litigation Costs

Material litigation costs expected to be incurred in connection with loss contingencies are estimated and included in professional fees.

Reclassifications

In presenting the Company’s consolidated statement of operations for the year ended December 31, 2016, certain costs and expenses paid to third party developers in the amount of $735,000, that were previously reflected as other general and administrative expenses, have been reclassified and reported as part of research and development.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09,

Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Our revenue is recognized at the time of sale and we do not expect that the adoption of ASU 2014-09 will have any significant impact on our operating cash flows.

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

Investments in securities are summarized as follows:

	Fair Value at		Proceeds	Loss on	Contributed	Unrealized	Fair Value at
Year	Beginning of Year	Purchases	from Sale	Sale	Capital	Loss	December 31, 2017
2017	$59,000	$—	$—	$—	$—	$(11,000)	$48,000
2016	$324,000	$510,000	$(783,000)	$(95,000)	$160,000	$(57,000)	$59,000

Realized gains and losses are determined on the basis of specific identification. During the years ended December 31, 2017 and 2016, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities and trading securities were:

	December 31, 2017	December 31, 2016

Sales proceeds	$—	$783,000
Gross realized (losses)	$—	$(95,000)
Gross realized gains	—	—
Gain (loss) on sale of trading securities	$—	$(95,000)

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 48,000	$ 48,000	$ -	$ -
Money market funds	36,000	36,000	-	-
Total	$ 84,000	$ 84,000	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 59,000	$ 59,000	$ -	$ -
Money market funds	36,000	36,000	-	-
Total	$ 95,000	$ 95,000	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2017	December 31, 2016

Equipment	$28,000	$28,000
Furniture & fixtures	114,000	114,000
Leasehold improvements	107,000	107,000
	249,000	249,000
Less: accumulated depreciation and amortization	(115,000)	(68,000)
Property and Equipment, Net	$134,000	$181,000

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $105,000 and $98,000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On October 3, 2016, the Company sold trading securities valued at $340,000 to Berkshire Capital Management Co., Inc. (“Berkshire”) for $500,000. Berkshire is controlled by Joseph Fiore, majority shareholder and chairman of the board of directors of the Company. The Company reported the $160,000 difference between the value of the trading securities and cash sale price as contributed capital.

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due February 28, 2019. As of December 31, 2017, we have borrowed $800,000.

NOTE 5 - INCOME TAXES

The Company did not provide any Federal and State income tax for the years ended December 31, 2017 and 2016 due to the Company’s net losses.

A reconciliation of the provision for income taxes computed using the US statutory federal income tax rate is as follows:

	December 31,
	2017	2016
Tax provision at US statutory federal income tax rate	$(690,000)	$(2,320,000)
State income tax, net of federal benefit	—	—
Change in valuation allowances	690,000	2,320,000
Provision for Income Taxes	$—	$—

The significant components of the Company’s deferred tax assets were:

	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carry forward	$4,926,000	$3,746,000
Unrealized losses on marketable securities	2,000	251,000
Stock based compensation	—	197,000
Depreciation and other	(13,000)	31,000
	4,915,000	4,225,000
Less valuation allowance	(4,915,000)	(4,225,000)
Net Deferred Tax Asset	$—	$—

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

As of December 31, 2017, the Company recorded a valuation allowance of $4,915,000 for its deferred tax assets. The Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2017 and 2016, the Company does not have a liability for unrecognized tax benefits.

The Company’s net operating loss carry forward for income tax purposes as of December 31, 2017 was approximately $18,700,000 and may be offset against future taxable income through 2037. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

In December 2017, new tax known as Tax Cut and Jobs Act of 2017 was enacted. The new tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward, a deemed repatriation transition tax, and changes to allow net operating losses to be carried forward indefinitely. In addition, net operating losses arising after December 31, 2017 will be limited to the lesser of the available net operating loss or 80% of the pre-net operating loss taxable income.

In accordance with ASC 740, the impact of a change in tax law is recorded in the period of enactment. During the fourth quarter of 2017, the Company recorded a non-cash, change in its net deferred tax balances of approximately $2,429,000 related to the tax rate change. The Company estimates that its deemed repatriation liability will not be material due to its limited international operations.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is generally no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2014. However, as of December 31, 2017, the years subsequent to 2013 remain open and could be subject to examination by tax authorities including the U.S. Internal Revenue Service and major state and local tax jurisdictions in the United States.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “General and administrative expenses.”

As of December 31, 2017, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties, nor did the Company recognized any interest or penalties expense related to unrecognized tax benefits during the years ended December 31, 2016 or 2015.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Rent

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000.

The Company’s wholly owned subsidiary leases office shared office space in Berlin Germany pursuant to a lease dated June 29, 2018 and expiring on March 31, 2018. Under the lease, the Company pays monthly base rent of $4,248 (3,570 Euros).

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Amount
2018	$161,000
2019	150,000
2020	152,000
2021	—
2022	—
Thereafter	—
Total Five Year Minimum Lease Payments	$463,000

Rent expense for the years ended December 31, 2017 and 2016 was $186,000 and $146,000, respectively. In addition to the minimum basic rent, rent expense also includes approximately $200 per month for other items charged by the landlord in connection with rent.

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

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. The plaintiff is seeking payment or conversion of said convertible debentures together with accrued interest and unspecified damages. The Company believes the claim is not a valid debt and is vigorously defending this lawsuit. On December 4, 2015, the Company filed a motion to dismiss the suit based on the statute of limitations. In evaluating a motion to dismiss, the Court is only allowed to view the allegations set forth in the plaintiff’s complaint and documents referenced therein, must assume that those allegations are true, and must construe all evidence contained in the referenced documents in a light most favorable to the plaintiff. On August 24, 2016, under this standard, the Court determined that the legal requirements to grant the motion to dismiss had not been fully satisfied and denied the Company’s Motion to Dismiss. Accordingly, no final determinations regarding liability have been made, the case will proceed to be litigated in the normal course, and, if the Company elects, it will have the ability to again present its arguments for dismissal prior to trial through a motion for summary judgment, which will allow for a determination to be made based on a legal standard that is slightly less favorable to the plaintiff. If that motion is denied, the Company will still have the opportunity to present all of its arguments and defenses at trial, at which Zakeni will have to prove its case by a preponderance of the evidence. The case is scheduled for trial on October 30, 2018 and the Company has recorded anticipated litigation and court costs in accrued expenses. Based upon available information at this stage of litigation, it is still the belief of management and opinion of in-house counsel that the Company will obtain a favorable ruling. Management does not expect any loss resulting from this lawsuit to be material.

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

Game Development Agreements

The Company is party to various game development agreements. Payments are contingent upon the developer(s) meeting specified milestones and game performance. Pursuant to these agreements, the Company has agreed to pay up to $843,000 during the period from January 2018 through January 2019.

Common Stock To Be Issued

The Company is party to various third-party service agreements to be paid through the issuance of the company’s restricted common stock. Contingent upon the third parties providing the agreed upon services, the Company will issue up to 6,530,000 restricted common shares at various intervals during the period from January 2018 through February 2019. The shares will be recorded at fair value on the date earned under the respective agreements.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock:

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

Year Ended December 31, 2017:

During the year ended December 31, 2017, the Company issued an aggregate of 750,000 shares of restricted common stock to an existing shareholder and former officer/employee for cash of $300,000. The common shares had a fair value of $510,000 at the date of sale, and as a result, the Company reflected an additional expense of $210,000 to account the difference between the sale price and the fair market value of common shares sold.

During the year ended December 31, 2017, the Company issued an aggregate of 2,050,000 shares of restricted common stock to employees with a total fair value of $1,109,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,109,000 upon issuance. The shares issued were valued at the date earned under the respective agreements.

During year ended December 31, 2017, the Company issued an aggregate of 12,691,924 shares of restricted common stock to consultants with a total fair value of $3,758,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $3,758,000 upon issuance. The shares issued were valued at the date earned under the respective agreements.

During year ended December 31, 2017, the Company issued an aggregate of 8,000,000 shares of restricted common stock to third parties with a total fair value of $3,320,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $3,320,000 upon issuance. The shares issued were valued at the date earned under the respective agreements. (See Note 1 “Capitalized Gaming Assets and Licensing Rights”)

Common Stock with Vesting Terms:

The following table summarizes common stock with vesting terms activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2015	329,167	$0.47
Granted	—	—
Vested	(308,334)	0.47
Forfeited	—	—
Non-vested, December 31, 2016	20,833	$0.47
Granted	—	—
Vested	(20,833)	0.47
Forfeited	—	—
Non-vested, December 31, 2017	—	$—

In During 2015, the Company granted and issued 600,000 shares of its restricted common stock to employees and third party service providers. The 600,000 shares were forfeitable and deemed earned upon completion of service over a period of twelve to twenty-four months. The Company recognized the fair value of these shares as they vested. As of December 31, 2016, 579,167 of these shares had vested and 20,833 common shares were unvested. During the year ended December 31, 2017, the remaining 20,833 of these shares vested and as a result, the Company recognized compensation cost of $46,000. As of December 31, 2017, there were no unvested shares and no unearned compensation costs to be recorded.

When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares, if dilutive, are included in weighted average common shares outstanding as of their grant date.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2015	—	$—
Granted	12,900,000	2.83
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2016	12,900,000	$2.83

Granted	8,920,000	0.55
Exercised	—	—
Forfeited	(8,500,000)	3.88
Outstanding, December 31, 2017	13,320,000	$1.74

Exercisable, December 31, 2016	4,400,000	$2.83
Exercisable, December 31, 2017	12,250,000	$1.58

The weighted average grant date fair value of options granted during the years ended December 31, 2017 and 2016, was $0.55 and $2.83 respectively.

In June 2016, the Company granted options to purchase 3.75 million shares of restricted common stock valued at $472,000 pursuant to the planned acquisition of Pocket Starships (See Note 1 “Capitalized Gaming Assets and Licensing Rights”). The stock options are fully vested, exercisable at a price per share of $1.00, $2.50, and $5.00 and stated to expire December 31, 2017 through December 31, 2019. During the year ended December 31, 2016, the Company recognized compensation expense of $472,000. On December 31, 2017, options to purchase 500,000 shares of restricted common stock expired, with the remaining 3.25 million expiring December 31, 2018 through December 31, 2019.

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

In October 2016, the Company granted an employee options to purchase a total of 1.5 million shares of restricted common stock with an exercise price per share of $1.00, $2.50 and $5.00 and will expire starting December 31, 2017 through December 31, 2019. The options are fully vested upon grant but are only exercisable in three tranches starting in October 2016 and January 2018 and 2019. Total fair value of the options at grant date amounted to $145,000 computed using the Black-Scholes Option Pricing Model. The Company determined the appropriate treatment is to recognize the fair value of the options over the service period, which would be when the options are fully exercisable. During the year ended December 31, 2016, the Company recognized compensation expense of $62,000. During the year ended December 31, 2017, the Company recognized compensation expense of $60,000. On December 31, 2017, options to purchase 500,000 shares of restricted common stock at $0.50 per share expired. As of December 31, 2017, future unamortized costs amounted to approximately $22,000.

In October, 2016, the Company signed and investor relations consulting agreement with a third party granting options to purchase 50,000 shares of restricted common stock per month beginning October 24, 2016 through October 24, 2017 with an exercise price of $1.00 per share that will expire 36 months from date of grant. The options are granted monthly and fully vested and exercisable upon grant. As of December 31, 2016, 150,000 options were granted. Total fair value of the options at their respective grant dates amounted to $59,000 computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2016, the Company fully recognized the $59,000 compensation expense. As of December 31, 2017, 500,000 options were granted. Total fair value of the options at their respective grant dates amounted to $177,000 computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2017, the Company fully recognized the $177,000 compensation expense.

During the year ended December 31, 2017, the Company granted stock options to consultants to purchase a total of 420,000 shares of common stock. A total of 350,000 options vested during 2017 while the remaining 70,000 options will vest through February 2018 at a rate of 35,000 shares per month. The options are exercisable at $1.00 per share and will expire over 4 years. The fair values of the options are recorded at their respective grant dates computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2017, the Company recognized $210,000 in compensation expense based upon the vesting of outstanding options. As of December 31, 2017, the unamortized compensation expense for unvested options was $42,000 which will be recognized during 2018.

During year ended December 31, 2017, the Company granted stock options purchase up to eight million shares of the Company’s restricted common stock to third parties valued at $2,452,000. The options are fully vested, exercisable at a price per share of $0.50 and will expire starting August 31, 2020. The fair values of the options were computed using the Black-Scholes Option Pricing Model, and recorded at the date of grant. (See Note 1 “Capitalized Gaming Assets and Licensing Rights”)

The weighted average exercise prices, remaining lives for options granted, and exercisable as of December 31, 2017 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	8,000,000	2.67	$0.50	8,000,000	$0.50
$1.00	1,070,000	1.81 – 3.10	$1.00	1,000,000	$1.00
$2.50	1,250,000	1	$2.50	750,000	$2.50
$5.00	3,000,000	2	$5.00	2,500,000	$5.00
	13,320,000		$3.97	12,250,000	$1.58

At December 31, 2017, the Company’s closing stock price was $0.265 per share. As all outstanding options had an exercise price greater than $0.265 per share, there was no intrinsic value of the options outstanding at December 31, 2017.

The following table summarizes options granted with vesting terms activity:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2015	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, December 31, 2016	—	$—
Granted	420,000	1.00
Vested	(350,000)	1.00
Forfeited	—	—
Non-vested, December 31, 2017	70,000	$1.00

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
December 31, 2015	—	$—
Granted	200,000	0.50
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2016	200,000	$0.50

Granted	1,700,000	1.06
Exercised	—	—
Forfeited	(200,000)	050
Outstanding, December 31, 2017	1,700,000	$1.06

Exercisable, December 31, 2016	200,000	$0.50
Exercisable, December 31, 2017	1,700,000	$1.06

In October and November 2016, pursuant to advisory services agreement, the Company granted warrants to purchase a total of 200,000 shares of restricted common stock with an exercise price of $0.50 and will expire 12 months after date of grant. The options are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $50,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

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

In October 2017, pursuant to advisory services agreement, the Company granted warrants to purchase a total of 100,000 shares of restricted common stock with an exercise price of $0.50 and will expire 12 months after date of grant. The options are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $20,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

In October 2017, pursuant to a services agreement, the Company granted warrants to purchase a total of 600,000 shares of restricted common stock with an exercise price of $0.01 and will expire December 31, 2020. The options are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $188,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of December 31, 2017, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	3.00
$0.50	100,000	0.83
$1.50	500,000	1.00
$2.00	500,000	1.00
	1,700,000

At December 31, 2017, the Company’s closing stock price was $0.265 per share. As all outstanding warrants had an exercise price greater than $0.265 per share, there was no intrinsic value of the warrants outstanding at December 31, 2017.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2016:

Year Ended December 31,
2016
Expected life in years	0.61 – 3.5
Stock price volatility	132% - 156%
Risk free interest rate	0.62% - 1.54%
Expected dividends	—
Forfeiture rate	—

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2017:

Year Ended December 31,
2017
Expected life in years	1.00 – 3.19
Stock price volatility	127% - 157%
Risk free interest rate	1.26% - 1.70%
Expected dividends	—
Forfeiture rate	—

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

NOTE 8 - PREFERRED STOCK

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

The Class E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock based upon proceeds received upon issuance of the shares, divided by the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. At December 31, 2017, the 20,000 Class E preferred shares were convertible to 245,098 common shares.
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 9 – DISCONTINUED OPERATIONS

Restaurant

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we owned and operated the restaurant “Eat at Joe’s®,” which was located in the Philadelphia International Airport since 1997. Our lease in the Philadelphia Airport expired in April 2017. Concurrent with expiration of the lease the restaurant closed. Pursuant to current accounting guidelines, the restaurant segment is reported as discontinued operations.

The following table summarizes the assets and liabilities of our discontinued restaurant segment's discontinued operations as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Assets:
Accounts receivable, net	$—	$13,000.00
Inventory	—	12,000.00
Prepaid expenses	—	25,000.00
Property and equipment, net	—	30,000.00
Other assets	—	16,000.00
Total Assets	$—	$96,000.00

Liabilities:
Accounts payable and accrued liabilities	$22,000	$60,000
Total Liabilities	$22,000	$60,000

The following table summarizes the results of operations of our discontinued restaurant for the years ended December 31, 2017 and 2016 and is included in the consolidated statements of operations as discontinued operations:

	For the Year Ended December 31,
	2017	2016

Revenues	$420,000	$1,413,000
Cost of sales	133,000	421,000
Gross Margin	287,000	992,000
Expenses
Labor and related expenses	177,000	471,000
Rent	77,000	278,000
Depreciation and amortization	20,000	68,000
Professional fees	33,000	2,000
Other general and administrative	102,000	198,000
Total Operating Expenses	409,000	1,017,000
Operating Income (Loss)	(122,000)	(25,000)
Other Income (Expense)
Loss on disposal of assets	(10,000)	—
Income (Loss) on discontinued operations	$(132,000)	$(25,000)

Other

During the year ended December 31, 2016, the Company incurred additional expenses of $4,000 related to the winding-up of its former subsidiary Franklin Networks, Inc. The following table provides additional detail of these losses which are reflected as a loss on discontinued operations.

December 31, 2016
Revenues	$—
General and administrative	4,000
Loss from discontinued operations	$(4,000)

NOTE 10 - SUBSEQUENT EVENTS

During January and February 2018, the Company issued 4.7 million shares of common stock for cash of $605,000 pursuant to various private placement agreements.

During January and February 2018, the Company issued 4,441,943 shares of common stock with a fair value of $1,712,000 pursuant to various third-party service agreements.

On February 1, 2018, the Company issued 1.25 million shares of common stock with a fair value of $625,000 pursuant to existing employment and consulting agreements.

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

As of December 31, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

The Company is committed to improving its disclosure controls and procedures and the remediation of identified control weaknesses. As capital becomes available, Management plans to increase the accounting and financial reporting staff, add independent directors to the Board of Directors and establish an independent audit committee. We cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements, nor can we make assurances that additional material weaknesses in its internal control over financial reporting will not be identified in the future.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company evaluates and assesses its internal controls and procedures regarding its financial reporting as necessary and on an on-going basis.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
James R. Thompson, Esq	56	President, Chief Executive Officer & General Counsel	January 31, 2020

Joseph Fiore	56	Chairman of the Board of Directors	Next annual meeting

Jennifer Duettra, Esq	39	Executive Vice President, Assistant General Counsel & Secretary	January 31, 2020

Barry D. Loveless, CPA	51	Chief Financial Officer	October 15, 2020

James Mylock, Jr.	51	Director	Next annual meeting

Tim Matula	56	Director	Next annual meeting

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

Board Meetings and Committees

The Directors and Officers will not receive remuneration from the Company for attendance at Board Meetings or participation on Committees until a subsequent offering has been successfully completed, or cash flow from operations permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meetings of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefore. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

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

The following table set forth the compensation of the Company’s executive officers for the year ended 2017 and 2016.

Summary Compensation Table
Name & Principal Position	Year		Salary $	Stock Awards $	All Others $	Total $
James R. Thompson	2017	(1)	$ 194,000	$ 678,000	$ -	$ 872,000
Chief Executive Officer &	2016	(2)	$ 209,000	$ 150,000	$ -	$ 359,000
General Counsel

Barry D. Loveless	2017	(3)	$ 159,000	$ 110,000	$ -	$ 269,000
Chief Financial Office	2016	(4)	$ 155,000	$ 137,000	$ -	$ 292,000

Jennifer D Duettra	2017	(5)	$ 127,000	$ 169,000	$ -	$ 296,000
Executive Vice President,	2016	(6)	$ 130,000	$ 38,000	$ -	$ 168,000
Assistant General Counsel &
Secretary
(1) Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2017.
(2) Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2016.
(3) Stock Award includes 300,000 shares of restricted common stock valued at fair value on grant date October 16, 2017.
(4) Stock Award includes 300,000 shares of restricted common stock valued at fair value on grant date October 16, 2016.
(5) Stock Award includes 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2017.
(6) Stock Award includes 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2016.

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

Effective February 1, 2015 the Company entered into an employment Agreement with James R. Thompson in which Mr. Thompson agreed to render services and assume fiduciary duties to protect and advance the best interests of the Company as Chief Executive Officer of the Company for a period of five years. Mr. Thompson’s duties include, but are not limited to: employing and terminating key employees, signing agreements and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Mr. Thompson with a base salary of $180,000 with annual predetermined increases paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Mr. Thompson One Million (1,000,000) shares of the Company’s common stock. All common stock issued to Mr. Thompson was agreed to be restricted pursuant to Rule 144 and contained additional restrictions on Mr. Thompson’s re-sale limiting his sales to no more than 10,000 shares per day, plus an additional 10,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Thompson a signing bonus in the amount of $360,000.00 and to issue to Mr. Thompson 5,000,000 shares of the Company’s restricted common stock.

Effective February 1, 2015 the Company entered into an employment Agreement with Jennifer Duettra in which Ms. Duettra agreed to render services as Vice President and Assistant General Counsel to the Company for a period of five years. Ms. Duettra’s duties include, but are not limited to: providing such services and fiduciary duties as are necessary and desirable to protect and advance the best interests of the Company, signing agreements, and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Ms. Duettra with an annual base salary of $120,000.00, increased to $125,000 on February 1, 2016, paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Ms. Duettra 250,000 shares of the Company’s common stock. All common stock issued to Ms. Duettra was agreed to be restricted pursuant to Rule 144, and contained additional restrictions limiting Ms. Duettra’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Ms. Duettra a signing bonus in the amount of $25,000.00, and issue to her 500,000 shares of the Company’s restricted common stock.

Effective October 16, 2015 the Company entered into an employment Agreement with Barry D. Loveless in which Mr. Loveless agreed to render services as Chief Financial Officer to the Company for a period of five years. Mr. Loveless’s duties include, but are not limited to: providing such services and fiduciary duties as are provided by a Chief Financial Officer of a publicly traded fully reporting company in compliance with the 1934 Securities and Exchange Act, the 2002 Sarbanes-Oxley Act, and the Rules and Regulations promulgated by the Securities and Exchange Commission. The Company agreed to compensate Mr. Loveless with an annual base salary of $150,000.00, increased to $155,000 on October 16, 2016, paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Mr. Loveless 300,000 shares of the Company’s common stock. All common stock issued to Mr. Loveless was agreed to be restricted pursuant to Rule 144, and contained additional restrictions limiting Mr. Loveless’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Loveless a signing bonus in the amount of 300,000 shares of the Company’s restricted common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 181,128,950 shares of issued and outstanding Common Stock of the Company as of December 31, 2017 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned		Percent
Joseph Fiore	Common Stock	100,127,271	*	55%
Tim Matula	Common Stock	11,000,000		6%
James R. Thompson	Common Stock	8,000,000		4%
James Mylock, Jr.	Common Stock	4,760,184		3%
Jennifer Duettra	Common Stock	1,250,000		1%
Barry D. Loveless	Common Stock	1,200,000		1%
All Executive Officers and Directors as a Group (6 persons)	Common Stock	126,337,455	**	70%

* Includes 72,802,684 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,028 common shares), and 20,000 shares of Series E preferred stock (convertible to 415,559 common shares).

** Includes 99,012,868 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,028 common shares), and 20,000 shares of Series E preferred stock (convertible to 415,559 common shares).

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

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Management Co., Inc. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. Repayment on the loan is due February 28, 2019. As of December 31, 2017, we have borrowed $800,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weinberg & Company, P.A. and Soles, Heyn and Company, LLP for professional services rendered during the years ended December 31, 2017 and 2016:

Service	2017	2016
Audit Fees	$98,115	$97,463
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$98,115	$97,463

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

The Audit Committee pre-approved 100% of the Company’s 2017 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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

3.	Exhibits required by Item 601 of Regulation S-K

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3	Amended Articles of Incorporation(1)
10.2	Registration Rights Agreement(1)
14	Code of Ethics (1)
21	Subsidiaries of the Company(1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 **       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference.

ITEM 16. FORM 10-K SUMMARY. None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2018

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ James R. Thompson	President & Chief Executive Officer	April 2, 2018
James R. Thompson	(Principal Executive Officer)

/S/ Barry D. Loveless	Chief Financial Officer	April 2, 2018
Barry D. Loveless	(Principal Financial and Accounting Officer)

/S/ Joseph Fiore	Chairman & Director	April 2, 2018
Joseph Fiore

/S/ James Mylock, Jr.	Director	April 2, 2018
James Mylock, Jr.

/S/ Tim Matula	Director	April 2, 2018
Tim Matula

