Form 10-Q
period 2018-03-31
SPYR, Inc.
filed 2018-05-15
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2018, there were 191,793,398 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 295,003 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$78,000	$86,000
Accounts receivable, net	3,000	4,000
Prepaid expenses	19,000	35,000
Trading securities, at market value	37,000	48,000
Total Current Assets	137,000	173,000

Property and equipment, net	123,000	134,000
Capitalized gaming assets and licensing rights, net	726,000	743,000
Intangible assets, net	11,000	12,000
Other assets	16,000	16,000
TOTAL ASSETS	$1,013,000	$1,078,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$929,000	$878,000
Related party short-term advances	5,000	—
Related party line of credit	1,021,000	—
Current liabilities of discontinued operations	22,000	22,000
Total Current Liabilities	1,977,000	900,000

Non-current related party line of credit	—	807,000
Total Liabilities	1,977,000	1,707,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of March 31, 2018 and December 31, 2017	11	11
20,000 Class E shares issued and outstanding
as of March 31, 2018 and December 31, 2017	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
191,520,892 and 181,128,950 shares issued and outstanding
as of March 31, 2018 and December 31, 2017	19,151	18,112
Additional paid-in capital	50,176,836	46,561,875
Accumulated deficit	(51,160,000)	(47,209,000)
Total Stockholders’ Equity	(964,000)	(629,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,013,000	$1,078,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues	$6,000	$52,000

Expenses
Labor and related expenses	886,000	1,370,000
Rent	49,000	38,000
Depreciation and amortization	29,000	15,000
Professional fees	2,556,000	1,592,000
Research and development	299,000	113,000
Other general and administrative	105,000	334,000
Total Operating Expenses	3,924,000	3,462,000
Operating Loss	(3,918,000)	(3,410,000)

Other Income (Expense)
Interest and dividend income	—	3,000
Interest Expense	(20,000)	—
Unrealized loss on trading securities	(11,000)	(15,000)
Total Other Expense	(31,000)	(12,000)

Loss from continuing operations	(3,949,000)	(3,422,000)

Loss on discontinued operations	(2,000)	(35,000)

Net Loss	$(3,951,000)	$(3,457,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.02)	$(0.02)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.02)	$(0.02)

Weighted Average Common Shares
Basic and Diluted	186,355,488	159,333,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	107,636	$11	20,000	$2	181,128,950	$18,112	$46,561,875	$(47,209,000)	$(629,000)
Common stock issued to related party for cash	—	—	—	—	500,000	50	49,950	—	50,000
Common stock issued for cash	—	—	—	—	4,200,000	420	554,580	—	555,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	624,875	—	625,000
Fair value of common stock, options and warrants issued for services	—	—	—	—	4,441,942	444	1,711,556	—	1,712,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	674,000	—	674,000
Net loss	—	—	—	—	—	—	—	(3,951,000)	(3,951,000)
Balance at March 31, 2018	107,636	$11	20,000	$2	191,520,892	$19,151	$50,176,836	$(51,160,000)	$(964,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss for the period	$(3,951,000)	$(3,457,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	2,000	35,000
Depreciation and amortization	29,000	15,000
Common stock issued for employee compensation	625,000	847,000
Common stock, options and warrants issued for services	1,712,000	1,065,000
Vesting of options and warrants granted for services	674,000	402,000
Vesting of shares of common stock issued for services	—	46,000
Unrealized loss on trading securities	11,000	15,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	1,000	(3,000)
Decrease in other receivables	—	100,000
Decrease (increase) in prepaid expenses	16,000	(5,000)
Increase in accounts payable and accrued liabilities	51,000	43,000
Increase in accrued interest on line of credit - related party	14,000	—
Net Cash Used in Operating Activities from Continuing Operations	(816,000)	(897,000)
Net Cash Used in Operating Activities from Discontinued Operations	(2,000)	(11,000)
Net Cash Used in Operating Activities	(818,000)	(908,000)

Cash Flows From Investing Activities:
Net Cash (Used in) Provided by Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from sale of common stock	605,000	—
Proceeds from short-term advances - related party	5,000	—
Proceeds from line of credit - related party	200,000	—
Net Cash Provided by Financing Activities	810,000	—

Net Decrease in Cash	(8,000)	(908,000)
Cash and cash equivalents at beginning of period	86,000	3,204,000
Cash and cash equivalents at end of period	$78,000	$2,296,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Through our wholly owned subsidiary, SPYR APPS, LLC we operate our mobile games and applications business. The focus of the SPYR APPS subsidiary is the development and publication of our own mobile games as well as the publication of games developed by third-party developers.

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

As shown in the accompanying financial statements, for the three months ended March 31, 2018, the Company recorded a net loss from continuing operations of $3,951,000 and utilized cash in continuing operations of $816,000. As of March 31, 2018, our cash balance was $78,000 and we had trading securities of $37,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships and Steven Universe Tap Together, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

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

The basic and fully diluted shares for the three months ended March 31, 2018 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 253,678, Options – 13,740,000, Warrants – 3,600,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2018.

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

As consideration for the acquisition, the Company issued eight million shares of the Company’s restricted common stock valued at $3,200,000, options to purchase up to eight million shares of the Company’s restricted common stock valued at $2,452,000 and assumed liabilities of $210,000 for a total purchase price of $5,862,000. The options are fully vested, exercisable at a price per share of $0.50 and will expire starting August 31, 2020. The acquisition of “Pocket Starships” was reported as part of capitalized gaming assets and licensing rights valued at $481,000 based upon discounted cash flows. The difference between purchase price and the capitalized value was recorded as loss on write down on assets during 4th quarter 2017. The Company amortizes the capitalized cost on a straight-line basis over an estimated life of seven to ten years.

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

During the three months ended March 31, 2018, the Company recorded amortization expense of $18,000. As of March 31, 2018 and December, 2017, the unamortized capitalized gaming assets and licensing rights amounted to $726,000 and $743,000 respectively.

Software Development Costs

Costs incurred for software development are expensed as incurred. During the three months ended March 31, 2018 and 2017, the Company incurred $299,000 and $113,000 in software development costs paid to independent gaming software developers.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under prior U.S. GAAP and replace it with a principle based approach for determining revenue recognition. The core principle of the standard is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

We adopted this new revenue recognition standard along with is related amendments on January 1, 2018 and have updated our accounting policy for revenue recognition. As expected, at our current level of revenue, the adoption of this new standard did not impact our financial position or results of operations operating cash flows.

We determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

We operate our games as live services that allow players to play for free. Within these games players can purchase virtual items to enhance their game-playing experience. Our identified performance obligation is to display the virtual items within the game. Payment is required at time of purchase and the purchase price is a fixed amount.

Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts, Facebook local currency payments, PayPal and credit cards. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations.

For revenue earned through app stores, players utilize the app store’s local currency-based payments program to purchase virtual items in our games. For all payment transactions on these app store platforms, the app store remits to us 70% of the price we request to be charged to the player for each transaction, which represents the transaction price. We recognize revenue net of the amounts retained by the app stores for platform and payment processing fees.

Recent Accounting Standards

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

Investments in securities are summarized as follows:

	Fair Value at	Gain on	Unrealized	Fair Value at
Year	Beginning of Year	Sale	Loss	March 31, 2018
2018	$48,000	$—	$(11,000)	$37,000

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Trading securities	$37,000	$37,000	$—	$—
Money market funds	36,000	36,000	—	—
Total	$73,000	$73,000	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Trading securities	$48,000	$48,000	$—	$—
Money market funds	36,000	36,000	—	—
Total	$84,000	$84,000	$—	$—

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017

Equipment	$28,000	$28,000
Furniture & fixtures	114,000	114,000
Leasehold improvements	107,000	107,000
	249,000	249,000
Less: accumulated depreciation and amortization	(126,000)	(115,000)
Property and Equipment, Net	$123,000	$134,000

Depreciation expense for the three months ended March 31, 2018 and 2017 was $11,000 and $12,000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due February 28, 2019. As of March 31, 2018, the Company has borrowed $1,000,000 and accrued interest of $21,000.

During the three months ended March 31, 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Game Development Agreements

The Company is party to various game development agreements. Payments are contingent upon the developer(s) meeting specified milestones and game performance. Pursuant to these agreements, the Company has agreed to pay up to $585,000 during the period from April 2018 through January 2019.

Common Stock To Be Issued

The Company is party to various third-party service agreements to be paid through the issuance of the company’s restricted common stock. Contingent upon the third parties providing the agreed upon services, the Company will issue up to 980,116 restricted common shares at various intervals during the period from April 2018 through February 2019. The shares will be recorded at fair value on the date earned under the respective agreements.

NOTE 6 – EQUITY TRANSACTIONS

Common Stock:

Three Months Ended March 31, 2018:

During the three months ended March 31, 2018, the Company issued an aggregate of 4,200,000 shares of restricted common stock to third parties for cash of $555,000.

During the three months ended March 31, 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

During the three months ended March 31, 2018, the Company issued an aggregate of 1,250,000 shares of restricted common stock to employees with a total fair value of $625,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $625,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the three months ended March 31, 2018, the Company issued an aggregate of 4,441,942 shares of restricted common stock to consultants with a total fair value of $1,712,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,712,000 upon issuance. The shares issued were valued at the date earned under the respective agreements based upon closing market price of the Company’s common stock.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2017	13,320,000	$1.74
Granted	420,000	1.00
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2018	13,740,000	$1.72
Exercisable, March 31, 2018	12,855,000	$1.61

During the year ended December 31, 2017, the Company granted stock options to a consultant to purchase a total of 420,000 shares of common stock. During the three months ended March 31, 2018, the Company renewed the contract for an additional year and granted the consultant an additional 420,000 stock options with a total fair value of $115,000. A total of 105,000 options vested during three months ended March 31, 2018 while the remaining 385,000 options will vest through February 2019 at a rate of 35,000 shares per month. The options are exercisable at $1.00 per share and will expire over 4 years. The fair values of the options are recorded at their respective grant dates computed using the Black-Scholes Option Pricing Model. During the three months ended March 31, 2018, the Company recognized $52,000 in compensation expense based upon the vesting of outstanding options. As of March 31, 2018, the unamortized compensation expense for unvested options was $106,000 which will be over the vesting period.

The weighted average exercise prices, remaining lives for options granted, and exercisable as of March 31, 2018 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	8,000,000	2.42	$0.50	8,000,000	$0.50
$1.00	1,490,000	1.57 – 3.93	$1.00	1,105,000	$1.00
$2.50	1,250,000.75		$2.50	1,250,000	$2.50
$5.00	3,000,000	1.75	$5.00	2,500,000	$5.00
	13,740,000		$1.72	12,855,000	$1.61

At March 31, 2018, the Company’s closing stock price was $0.395 per share. As all outstanding options had an exercise price greater than $0.395 per share, there was no intrinsic value of the options outstanding at March 31, 2018.

The following table summarizes options granted with vesting terms activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2017	70,000	$1.00
Granted	420,000	1.00
Vested	(105,000)	1.00
Forfeited	—	—
Non-vested, March 31, 2018	385,000	$1.00

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2017	1,700,000	$1.06
Granted	1,900,000	0.44
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2018	3,600,000	$0.73
Exercisable, March 31, 2018	3,600,000	$0.73

In January 2018, pursuant to a services agreement, the Company granted warrants to purchase a total of 1,200,000 shares of restricted common stock with an exercise price of $0.40 and will expire 36 months after date of grant. The warrants are fully vested and exercisable upon grant. Total fair value of the warrants at grant date amounted to $383,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

In March 2018, pursuant to a stock purchase agreement, the Company granted warrants to purchase a total of 700,000 shares of restricted common stock with an exercise price of $0.50 and will expire March 18, 2023. The warrants are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $234,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of March 31, 2018, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	2.76
$0.40	1,200,000	2.79
$0.50	800,000	0.58 – 4.97
$1.50	500,000	0.75
$2.00	500,000	0.75
	3,600,000

At March 31, 2018, the Company’s closing stock price was $0.395 per share. As all outstanding warrants had an exercise price greater than $0.395 per share, there was no intrinsic value of the warrants outstanding at March 31, 2018.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2018:

Three Months Ended March 31,
2018
Expected life in years	3.00 – 5.00
Stock price volatility	138% - 153%
Risk free interest rate	2.12% - 2.65%
Expected dividends	—
Forfeiture rate	—

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

NOTE 7 – DISCONTINUED OPERATIONS

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

The following table summarizes the assets and liabilities of our discontinued restaurant segment's discontinued operations as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Assets:
Accounts receivable, net	$—	$—
Inventory	$—	$—
Prepaid expenses	$—	$—
Property and equipment, net	$—	$—
Other assets	$—	$—
Total Assets	$—	$—

Liabilities:
Accounts payable and accrued liabilities	$22,000	$22,000
Total Liabilities	$22,000	$22,000

The following table summarizes the results of operations of our discontinued restaurant for the three months ended March 31, 2018 and 2017 and is included in the consolidated statements of operations as discontinued operations:

	For the Three Months Ended March 31,
	2018	2017

Revenues	$—	$312,000
Cost of sales	—	99,000
Gross Margin	—	213,000
Expenses
Labor and related expenses	—	123,000
Rent	1,000	61,000
Depreciation and amortization	—	15,000
Professional fees	—	—
Other general and administrative	1,000	49,000
Total Operating Expenses	2,000	248,000
Operating Income (Loss)	(2,000)	(35,000)
Other Income (Expense)
Loss on disposal of assets	—	—
Income (Loss) on discontinued operations	$(2,000)	$(35,000)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company issued an aggregate of 272,506 shares of common stock to consultants with a total fair value of $104,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance.

Subsequent to March 31, 2018, on April 20, 2018. the Company signed a convertible promissory note with a third party lender for up to $475,000 (net of original issue discount of $25,000). The note is for 12 months with interest at 8% per annum on the unpaid principal amount. The note holder has the right, at any time on or after 181 calendar days after the date of the note, to convert all or any portion of the outstanding principal and interest into the Company’s restricted common stock at $0.20 per share. On April 26, 2018 the Company borrowed $150,000 on this note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2018, and we undertake no duty to update this information.

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

During the past two years we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of our game Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. Our Pocket Starships development team is already working on expansions of Pocket Starships to include the Star Trek IP, which we expect will be released during the second half of 2018. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the release of the expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including Star Trek: The Next Generation, Star Trek: Deep Space Nine, and Star Trek: Voyager, through a trading card expansion. In addition, working together with the development team at Reset Studios LLC, we have developed of a new tapper game to feature characters and storylines from Steven Universe, a popular animated television series on Cartoon Network. This new tapper game is currently in the soft launch stage of development and is scheduled to be released during second quarter 2018.

Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to provide the monthly advances to Spectacle and Reset for further development, enhancement and maintenance of the games as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships and the new tapper, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. The Company may also decide to expand and/or diversify, through acquisition or otherwise, in other related or unrelated business areas if opportunities present themselves.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2018 TO 2017

The consolidated results of continuing operations for the nine months ended March 31, 2018 and 2017 are as follows:

	Digital Media	Corporate	Consolidated

Three Months Ended March 31, 2018
Revenues	$6,000	$—	$6,000
Labor and related expenses	81,000	805,000	886,000
Rent	13,000	36,000	49,000
Depreciation and amortization	18,000	11,000	29,000
Professional fees	103,000	2,453,000	2,556,000
Research and development	299,000	—	299,000
Other general and administrative	46,000	59,000	105,000
Operating loss	(554,000)	(3,364,000)	(3,918,000)

Other expense	(6,000)	(25,000)	(31,000)
Loss from continuing operations	$(560,000)	$(3,389,000)	$(3,949,000)

Three Months Ended March 31, 2017
Revenues	$52,000	$—	$52,000
Labor and related expenses	383,000	987,000	1,370,000
Rent	3,000	35,000	38,000
Depreciation and amortization	3,000	12,000	15,000
Professional fees	93,000	1,499,000	1,592,000
Research and development	113,000	—	113,000
Other general and administrative	272,000	62,000	334,000
Operating income (loss)	(815,000)	(2,595,000)	(3,410,000)

Other income (expense)	—	(12,000)	(12,000)
Loss from continuing operations	$(815,000)	$(2,607,000)	(3,422,000)

Results of Operations - For the three months ended March 31, 2018 the Company had a loss from continuing operations of $3,949,000 compared to a loss from continuing operations of approximately $3,422,000 for the three months ended March 31, 2017. This change is due primarily to the issuance of restricted common stock, options and warrants in exchange for services. During the three months ended March 31, 2018 we issued 5,691,942 common shares, 420,000 options, and 1,900,000 warrants with a total fair value of $3,011,000 compared to 2,810,000 common shares, 570,000 options, and 1,000,000 warrants with a total fair value of $2,360,000 during the three months ended March 31, 2017.

More detailed explanation of the three months ended March 31, 2018 and 2017 changes are included in the following discussions.

Total Revenues - For the three months ended March 31, 2018 and 2017, the Company had total sales of $6,000 and $52,000, respectively, for a decrease of $46,000. This change is due to the cessation of marketing during the latter part of 2017 and first quarter 2018 for updates and expansion of our existing games. Management plans to expand its mobile application and game development and monetization efforts and believes the anticipated updates to Pocket Starships with Star Trek IP and the release two new idle tapper games planned during 2018 will bring increased revenues in the coming year.

Labor and related expenses includes the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the three months ended March 31, 2018 the company had total labor and related expenses of $886,000 with $255,000 being settled in cash and $631,000 being paid in restricted common stock and vesting of options recorded at fair value. For the three months ended March 31, 2017 the company had total labor and related expenses of $1,370,000 with $217,000 being settled in cash and $1,153,000 being paid in restricted stock recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increased $11,000 from $38,000 for the three months ended March 31, 2017 to $49,000 for the three months ended March 31, 2018. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. Beginning July 2017, we began leasing office space in Berlin, Germany for EUR 3,570 per month through March 31, 2018. The Berlin office is being used by leased employees hired by the Company for the operation of our Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $275 per month per desk.

Depreciation and amortization expenses increased by approximately $14,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase is primarily attributable to amortization of the $481,000 of gaming assets acquired during fourth quarter 2017.

Professional fees increased $964,000 from $1,592,000 for the three months ended March 31, 2017 to $2,556,000 for the three months ended March 31, 2018. This increase is Professional fees during 2018 included the grant of 4,441,942 shares of restricted common stock, 420,000 options and 1,900,000 warrants to purchase restricted common stock issued to third parties for consulting services, public relations, and other professional fees with a total fair value of $2,381,000. The remaining $175,000 is due to $137,000 in legal, accounting and other professional service needs, $29,000 for public relations, and $9,000 in consulting services related to our digital media operations. Professional fees during the three months ended March 31, 2017 included the grant of 1,560,000 shares of restricted common stock and 570,000 options issued to third parties for consulting services, public relations and vesting of shares of restricted common stock recorded at fair value of $1,207,000. The remaining $385,000 is due to $95,000 in legal, accounting and other professional service needs, $245,000 for public relations, and $45,000 in consulting services related to our digital media operations.

Research and development costs. During the three months ended March 31, 2018, the Company incurred research and development costs of $299,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $113,000 during the three months ended March 31, 2017.

Other general and administrative expenses decreased $229,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease can be attributed primarily to marketing costs which decreased by $39,000, travel costs which decreased by $5,000 and various other general and administrative cost increases.

The Company had interest expense on a related party line of credit and accrued expenses of $20,000 for the three months ended March 31, 2018. The company did not have interest expense for the three months ended March 31, 2017.

The Company had unrealized losses on trading securities of $11,000 for the three months ended March 31, 2018 compared to unrealized losses of $15,000 for the three months ended March 31, 2017. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

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

The Company has generated a net loss from continuing operations for the three months ended March 31, 2018 of approximately $3,949,000. As of March 31, 2018, the Company had current assets of $137,000, which included cash and cash equivalents of $78,000, accounts receivable of $3,000 and trading securities of approximately $37,000.

During the three months ended March 31, 2018, the Company has met its capital requirements through a combination of collection of receivables, the sale of restricted common stock of $605,000, related party short-term advances of $5,000, and borrowing from a related party line of credit of $200,000, and through the use of existing cash reserves. Subsequent to March 31, 2018, on April 20, 2018. the Company signed a convertible promissory note with a third party lender for up to $475,000 (net of original issue discount of $25,000). The note is for 12 months with interest at 8% per annum on the unpaid principal amount. The note holder has the right, at any time on or after 181 calendar days after the date of the note, to convert all or any portion of the outstanding principal and interest into the Company’s restricted common stock at $0.20 per share. On April 26, 2018 the Company borrowed $150,000 on this note.

As previously described, during the past two years we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of our game Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. Our Pocket Starships development team is already working on expansions of Pocket Starships to include the Star Trek IP, which we expect will be released during the second half of 2018. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the release of the expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including Star Trek: The Next Generation, Star Trek: Deep Space Nine, and Star Trek: Voyager, through a trading card expansion.

In addition, working together with the development team at Reset Studios LLC, we have developed of a new tapper game to feature characters and storylines from Steven Universe, a popular animated television series on Cartoon Network. This new tapper game is currently in the soft launch stage of development and is scheduled to be released during second quarter 2018.

The Company will continue to seek additional capital through the sale of its common stock, debt financing and through expansion of its existing and new products. If these goals do not materialize as planned, we believe that the Company can reduce its operating and product development costs and that would allow us to maintain sufficient cash levels to continue operations. However, if we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Operating Activities - For the three months ended March 31, 2018, the Company used cash in operating activities from continuing operations of $816,000. For the three months ended March 31, 2017, the Company used cash in operating activities of $897,000. Operating activities consist of corporate overhead and development of our digital media publishing, advertising and gaming operations. Decreases are due primarily to decreases in cash settled professional fees, game development costs, and other general and administrative expenses partially offset by increased in rent and cash settled labor and related costs. See the above results of operations discussion for more details.

Financing Activities - During the three months ended March 31, 2018, the Company sold 4,700,000 shares of restricted common stock to third parties and one related party for $605,000, borrowed $5,000 from a related party short-term advance and borrowed $200,000 from a related party line of credit. The Company did not have any financing activities during the three months ended March 31, 2017.

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

Revenue Recognition

We determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

We operate our games as live services that allow players to play for free. Within these games players can purchase virtual items to enhance their game-playing experience. Our identified performance obligation is to display the virtual items within the game. Payment is required at time of purchase and the purchase price is a fixed amount.

Players can purchase our virtual items through various widely accepted payment methods offered in the games, including Apple iTunes accounts, Google Play accounts, Facebook local currency payments, PayPal and credit cards. Payments from players for virtual items are non-refundable and relate to non-cancellable contracts that specify our obligations.

For revenue earned through app stores, players utilize the app store’s local currency-based payments program to purchase virtual items in our games. For all payment transactions on these app store platforms, the app store remits to us 70% of the price we request to be charged to the player for each transaction, which represents the transaction price. We recognize revenue net of the amounts retained by the app stores for platform and payment processing fees.

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

As of March 31, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

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

During January 2018, the Company issued 500,000 restricted common shares pursuant to stock purchase agreements with a related party for cash of $50,000. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

During February, and March 2018, the Company issued 4,200,000 restricted common shares pursuant to stock purchase agreements with third party investors for cash of $555,000. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

During February 2018, the Company issued 1,250,000 restricted common shares as part of the base salary pursuant to employment contracts with two officers of the Company. These shares were recorded at fair value of $625,000 in the statement of operations and comprehensive income as part of Labor and related expenses for the three months ended March 31, 2018. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

During January, February, and March 2018, the Company issued 4,441,942 restricted common shares pursuant to third party service agreements. These shares were recorded at fair value of $1,712,000 in the statement of operations and comprehensive income as part of Professional fees for the three months ended March 31, 2018. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

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

Dated: May 15, 2018

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

