Form 10-K/A
period 2017-12-31
SPYR, Inc.
filed 2018-08-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

Amendment No. 1

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K /A or any amendment to this Form 10-K /A .

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

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $32,455,971 based on 63,639,158 non-affiliate shares outstanding at $0.51 per share.

As of August 14 , 2018, there were 198,145,066 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 526,316 common shares), par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K /A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K/A amends the Registrants Form 10-K filed on April 2, 2018 with the Securities and Exchange Commission. Amendment No. 1 is being filed to provide a new audit report and financial statements. The new audit report and financial statements are necessary due to the resignation and withdrawal of the audit report by our previous independent auditor and the engagement of a new independent auditor.

In connection with the new audit, the following financial statements and Form 10-K/A for the year ended December 31, 2017 have been amended to record the settlement of the previously disclosed legal proceedings between SPYR, Inc. and Zakeni Limited. This restatement is not due to any material misstatement or departure from GAAP. This restatement is due to the new audit being completed subsequent to the litigation settlement date and the requirements of ASC 855 regarding the effects of subsequent events on items existing at the reporting date. See note 10 to the consolidated financial statements for more details.

2

SPYR, Inc.

Form 10-K/A

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

OPERATING LOSSES

The Company has incurred net losses from operations of $15, 643 ,000 and $ 9,344 ,000 for the years ended December 31, 2017 and 2016, respectively. Such operating losses reflect developmental and other administrative costs for 2017 and 2016. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations.

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

In June 2016, we obtained an exclusive option to purchase all of MMOJoe’s assets including but not limited to all assets pertaining to Pocket Starships (the “Option”) in consideration for 3,750,000 cash-based options, exercisable as follows: (a) 500,000 shares at $1.00 per share, expiring on December 31, 2017; (b) 750,000 shares at $2.50 per share, expiring on December 31, 2018; and (c) 2,500,000 shares at $5.00 per share, expiring on December 31, 2019. Under the Option, had the Company decided to exercise the Option, it would have purchased MMOJoe for cash of $5,000,000 plus $10,000,000 worth of shares of the Company’s common stock, valued at the time of closing of the purchase. The exclusive Option was exercisable by us at any time, in our sole discretion, through December 31, 2020.

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

During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. Our Pocket Starships development team is already working on expansions of Pocket Starships to include the Star Trek IP, which we expect will be released toward the end of the 4th quarter 2018. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the release of the expansion those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including The Next Generation, Deep Space Nine, and Voyager, through a trading card expansion.

During July 2017, the Company entered into an agreement with Reset Studios, LLC for the development of at least two new idle tapper games to be published by SPYR, the first of which , Steven Universe: Tap Together, featuring characters and storylines from Steven Universe, a popular television series on Cartoon Network. The Company has secured the necessary license to use the IP in the game through a license agreement with the network. The game allows players to play as a team of their favorite characters to battle increasingly difficult enemies in order to unlock new characters and rewards. By performing simple actions such as tapping the screen, players can progress in the game even when they’re not actively playing. Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store on August 9, 2018.

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

The Company’s wholly owned subsidiary leases office shared office space in Berlin Germany pursuant to a lease dated June 29, 2017 expired on March 31, 2018. Under the lease, the Company paid monthly base rent of $4,248 (3,570 Euros).

ITEM 3.	LEGAL PROCEEDINGS

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000. The total value of the settlement, $1,983,000 has been recorded as litigation settlement liability on the accompanying consolidated balance sheets as of December 31, 2017 and 2016, with a corresponding charge to litigation settlement costs on the consolidated statement of operations for the year ended December 31, 2016.

On June 18, 2018 the Company was named as a defendant in a case filed in the United States District Court for the Southern District of New York: Securities and Exchange Commission vs. Joseph A. Fiore, Berkshire Capital Management Co., Inc., and Eat at Joe’s, Ltd. n/k/a SPYR, Inc. Joseph A. Fiore was the Chairman of our Board of Directors and a significant shareholder. Mr. Fiore resigned from his positions as Chairman of the Board and as a Director of the Company effective August 1, 2018. The suit alleges that Mr. Fiore, during 2013 and 2014, while he was the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, engaged in improper conduct on behalf of the defendants named in the case related to the Company’s sales of securities in Plandai Biotechnology, Inc. The Commission alleges that Mr. Fiore and the Company unlawfully benefited through the sales of those securities. The Commission also alleges that from 2013 to 2014, the Company’s primary business was investing and that it failed to register as an investment company, resulting in an alleged violation of Section 7(a) of the Investment Company Act of 1940. The suit seeks to disgorge Joseph A. Fiore, Berkshire Capital Management Co., Inc., and the Company of alleged profits on the sale of the securities and civil fines related to the Company’s failure to register as an investment company with the Commission.

The Company vehemently denies any wrongdoing. The allegations demonstrate a fundamental misunderstanding of existing precedent and a mischaracterization of the facts and transactions at issue, which were not violative of any securities laws, rules or regulations. The Company will answer these allegations in court.

The Company is being represented by Alex Spiro, Esq., a partner with the firm of Quinn Emmanuel, Urquhart & Sullivan, LLP and Marc S. Gottlieb, Esq., a partner with the firm of Ortoli Rosenstadt LLP.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-K /A .

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-K /A that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K /A is as of December 31, 2017, and we undertake no duty to update this information.

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

As previously described, during the past two years we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of our game Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. Our Pocket Starships development team is already working on expansions of Pocket Starships to include the Star Trek IP, which we expect will be released 4th quarter 2018. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the release of the expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including The Next Generation, Deep Space Nine, and Voyager, through a trading card expansion. In addition, working together with the development team at Reset Studios LLC, we have developed of a new tapper game , Steven Universe: Tap Together, featuring characters and storylines from Steven Universe, a popular television series on Cartoon Network . Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store on August 9, 2018 .

Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to provide the monthly advances to Spectacle and Reset for further development, enhancement and maintenance of the existing games as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships and the new tapper, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. The Company may also decide to diversify, through acquisition or otherwise, in other related or unrelated business areas if opportunities present themselves.

COMPARISON OF 2017 TO 2016

The consolidated results of continuing operations are as follows:

	Digital Media	Corporate	Consolidated

Year Ended December 31, 2017
Revenues	$128,000	$—	$128,000
Labor and related expenses	889,000	1,469,000	2,358,000
Rent	43,000	143,000	186,000
Depreciation and amortization	56,000	49,000	105,000
Professional fees	680,000	4,875,000	5,555,000
Research and development	1,666,000	—	1,666,000
Other general and administrative	288,000	214,000	502,000
Operating loss	(3,494,000)	(6,750,000)	(10,244,000)

Other income (expense)	(5,385,000)	(14,000)	(5,399,000)
Loss from continuing operations	$(8,879,000)	$(6,764,000)	$(15,643,000)

Year Ended December 31, 2016
Revenues	$139,000	$—	$139,000
Labor and related expenses	575,000	892,000	1,467,000
Rent	8,000	138,000	146,000
Depreciation and amortization	51,000	47,000	98,000
Professional fees	250,000	3,042,000	3,292,000
Research and Development	1,151,000	—	1,151,000
Other general and administrative	479,000	261,000	740,000
Cost of acquisition option	472,000	—	472,000
Operating income (loss)	(2,847,000)	(4,380,000)	(7,227,000)

Other income (expense)	—	(2,117,000)	(2,117,000)
Income (loss) from continuing operations	$(2,847,000)	$(6,497,000)	$(9,344,000)

Results of Operations - For the year ended December 31, 2017 the Company had a loss from continuing operations of $15, 643 ,000 compared to a loss from continuing operations of $9, 344 ,000 for the year ended December 31, 2016. This change is due primarily to the issuance of restricted common stock, options and warrants in exchange for services, gaming assets, and litigation settlement costs . During 2017 we issued 22,741,924 common shares, 8,920,000 options, and 1,700,000 warrants with a total fair value of $11,512,000 compared to 6,353,899 common shares, 12,900,000 options, and 200,000 warrants with a total fair value of $3,308,000 during 2016 .

More detailed explanation of the year ended December 31, 2017 and 2016 changes are included in the following discussions.

Total Revenues - For the years ended December 31, 2017 and 2016, the Company had total sales of $128,000 and $139,000, respectively, for a decrease of $11,000. Management plans to expand its mobile application and game development and monetization efforts and believes the anticipated updates to Pocket Starships with Star Trek IP and the release of two new idle tapper games planned during 2018 will bring increased revenues in the coming year.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the year ended December 31, 2017 the company had total labor and related expenses of $2,358,000 with $898,000 ($386,000 Digital Media and $512,000 Corporate) being settled in cash and $1,459,000 ($503,000 Digital Media and $956,000 corporate) being paid in restricted stock recorded at fair value. For the year ended December 31, 2016 the company had total labor and related expenses of $1,467,000 with $941,000 ($385,000 Digital Media and $556,000 Corporate) being settled in cash and $526,000 ($190,000 Digital Media and $336,000 Corporate) being paid in restricted stock recorded at fair value. At the corporate level, cash compensation decreased by $44,000, while the amounts paid in restricted stock recorded at fair value increased by $620,000 for a net increase of $577,000. At the digital media level, cash compensation increased by $1,000, and the amounts paid in restricted stock recorded at fair value increased by $313,000 for a net increase of $577,000. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

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

Professional fees increased $2 ,263 ,000 from $3,292,000 in 2016 to $5, 555 ,000 in 2017. This increase is Professional fees during 2017 included the grant of 13,442,912 shares of restricted common stock, 920,000 options and 1,700,000 warrants to purchase restricted common stock issued to third parties for legal, public relations, and consulting services, and vesting of shares of restricted common stock with a total fair value of $4,401,000. The remaining $1, 154 ,000 is due to $ 254 ,000 in legal, accounting and other professional service needs, $617,000 for public relations, and $293,000 in consulting services related to our digital media operations. Professional fees during 2016 included the grant of 4,509,912 shares of restricted common stock, 150,000 options and 200,000 warrants issued to third parties for public relations and consulting services recorded at fair value of $2,306,000. The remaining $986,000 is due to $234,000 in legal, accounting and other professional service needs, $587,000 for public relations, and $163,000 in consulting services related to our digital media operations.

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

The Company has generated a net loss from continuing operations for the year ended December 31, 2017 of $15, 643 ,000 and utilized cash in operations of $4,118,000. As of December 31, 2017, the Company had current assets of $173,000, which included cash and cash equivalents of $86,000, and trading securities of $48,000. The Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

During the years ended December 31, 2017 and 2016, the Company has met its capital requirements through a combination of collection of receivables, the sale of restricted common stock of $300,000, borrowing from a related party line of credit of $800,000, and through the use of existing cash reserves.

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

During 2016 and 2017 we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. In addition, working together with the development team at Reset Studios LLC, we have developed a new tapper game, Steven Universe: Tap Together, featuring characters and storylines from Steven Universe, a popular television series on Cartoon Network . Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to provide the monthly advances to Spectacle and Reset for further development, enhancement and maintenance of the existing games as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships and Steven Universe: Tap Together , we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of SPYR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SPYR, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

 /s/ Haynie & Company

Haynie & Company

Littleton, Colorado

August 14, 2018

We have served as the Company’s auditor since 2018.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS	(Restated)	(Restated)
Current Assets:
Cash and cash equivalents	$86,000	$3,204,000
Accounts receivable, net	4,000	31,000
Other receivable	—	200,000
Prepaid expenses	35,000	25,000
Trading securities, at market value	48,000	59,000
Current assets of discontinued operations	—	50,000
Total Current Assets	173,000	3,569,000

Property and equipment, net	134,000	181,000
Capitalized gaming assets and licensing rights, net	743,000	40,000
Intangible assets, net	12,000	18,000
Other assets	16,000	6,000
Non-current assets of discontinued operations	—	46,000
TOTAL ASSETS	$1,078,000	$3,860,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$528,000	$116,000
Litigation settlement liability	1,983,000	1,983,000
Current liabilities of discontinued operations	22,000	60,000
Total Current Liabilities	2,533,000	2,159,000

Non-current related party line of credit	807,000	—
Total Liabilities	3,340,000	2,159,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of December 31, 2017 and 2016	11	11
20,000 Class E shares issued and outstanding
as of December 31, 2017 and 2016	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
181,128,950 and 157,637,026 shares issued and outstanding
as of December 31, 2017 and 2016	18,112	15,763
Additional paid-in capital	46,561,875	34,752,224
Accumulated deficit	(48,842,000)	(33,067,000)
Total Stockholders’ Equity (Deficit)	(2,262,000)	1,701,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,078,000	$3,860,000

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
	(Restated)	(Restated)

Revenues	$128,000	$139,000

Expenses
Labor and related expenses	2,358,000	1,467,000
Rent	186,000	146,000
Depreciation and amortization	105,000	98,000
Professional fees	5,555,000	3,292,000
Research and development	1,666,000	1,151,000
Other general and administrative	502,000	740,000
Cost of acquisition option	—	472,000
Total Operating Expenses	10,372,000	7,366,000
Operating Loss	(10,244,000)	(7,227,000)

Other Income (Expense)
Interest and dividend income	4,000	18,000
Interest Expense	(11,000)	—
Loss on write-down of assets	(5,381,000)	—
Litigation settlement costs	—	(1,983,000)
Unrealized gain (loss) on trading securities	(11,000)	(57,000)
Loss on sale of marketable securities	—	(95,000)
Total Other Expense	(5,399,000)	(2,117,000)

Loss from continuing operations	(15,643,000)	(9,344,000)

Loss on discontinued operations	(132,000)	(29,000)

Net Loss	$(15,775,000)	$(9,373,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.09)	$(0.06)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.09)	$(0.06)

Weighted Average Common Shares
Basic and Diluted	166,443,807	154,092,844

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	107,636	$11	20,000	$2	151,508,127	$15,151	$31,269,836	$(23,694,000)	$7,591,000
Common stock issued for cash	—	—	—	—	100,000	10	14,990	—	15,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,843,987	184	412,816	—	413,000
Fair value of common stock issued for services	—	—	—	—	4,509,912	451	1,950,549	—	1,951,000
Fair value of options granted for services	—	—	—	—	—	—	199,000	—	199,000
Vesting of shares of common stock issued for services	—	—	—	—	—	—	273,000	—	273,000
Fair value of options granted for acquisition option	—	—	—	—	—	—	472,000	—	472,000
Common stock cancelled upon employee resignation	—	—	—	—	(325,000)	(33)	33	—	—
Contributed capital from sale of trading securities to related party	—	—	—	—	—	—	160,000	—	160,000
Net loss (Restated)	—	—	—	—	—	—	—	(9,373,000)	(9,373,000)
Balance at December 31, 2016	107,636	$11	20,000	$2	157,637,026	$15,763	$34,752,224	$(33,067,000)	$1,701,000
Common stock issued for cash	—	—	—	—	750,000	75	299,925	—	300,000
Compensation expense recorded upon sale of common stock	—	—	—	—	—	—	210,000	—	210,000
Fair value of common stock issued for employee compensation	—	—	—	—	2,050,000	205	1,108,795	—	1,109,000
Fair value of common stock and warrants issued for services	—	—	—	—	12,691,924	1,269	3,756,731	—	3,758,000
Fair value of common stock issued for game acquisition	—	—	—	—	8,000,000	800	3,199,200	—	3,200,000
Fair value of options granted for game acquisition	—	—	—	—	—	—	2,452,000	—	2,452,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	737,000	—	737,000
Vesting of shares of common stock issued for services	—	—	—	—	—	—	46,000	—	46,000
Net loss (Restated)	—	—	—	—	—	—	—	(15,775,000)	(15,775,000)
Balance at December 31, 2017 (Restated)	107,636	$11	20,000	$2	181,128,950	$18,112	$46,561,875	$(48,842,000)	$(2,262,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities:	(Restated)	(Restated)
Net loss for the period	$(15,775,000)	$(9,373,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	132,000	29,000
Loss on write-down of assets	5,381,000	—
Depreciation and amortization	105,000	98,000
Common stock issued for employee compensation	1,109,000	413,000
Common stock issued for professional fees	3,758,000	1,951,000
Compensation expense recorded upon sale of common stock	210,000	—
Fair value of options granted for services	—	199,000
Vesting of options and warrants granted for services	737,000	273,000
Vesting of shares of common stock issued for services	46,000	—
Fair value of options granted for acquisition option	—	472,000
Litigation settlement costs	—	1,983,000
Unrealized loss on trading securities	11,000	57,000
Loss on sale of trading securities	—	95,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	27,000	(25,000)
(Increase) decrease in other receivables	100,000	(200,000)
(Increase) decrease in prepaid expenses	(10,000)	7,000
Increase in other assets	(10,000)	—
Increase (decrease) in accounts payable and accrued liabilities	152,000	33,000
Increase in accrued interest on note payable - related party	7,000	—
Decrease in related party accounts payable	—	(7,000)
Net Cash Used in Operating Activities from Continuing Operations	(4,020,000)	(3,995,000)
Net Cash Used in Operating Activities from Discontinued Operations	(98,000)	66,000
Net Cash Used in Operating Activities	(4,118,000)	(3,929,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	(100,000)	(10,000)
Purchases of trading securities	—	(510,000)
Proceeds from sale of trading securities	—	783,000
Purchase of property and equipment	—	(49,000)
Net Cash (Used in) Provided by Investing Activities	(100,000)	214,000

Cash Flows From Financing Activities:
Proceeds from line of credit - related party	800,000	—
Proceeds from sale of common stock	300,000	15,000
Net Cash Provided by Financing Activities	1,100,000	15,000

Net decrease in Cash	(3,118,000)	(3,700,000)
Cash and cash equivalents at beginning of period	3,204,000	6,904,000
Cash and cash equivalents at end of period	$86,000	$3,204,000

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

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, SPYR APPS, LLC, a Nevada Limited Liability Company, E.A.J.: PHL, Airport Inc., a Pennsylvania corporation (discontinued operations, see Note 9 ), and Branded Foods Concepts, Inc., a Nevada corporation. Intercompany accounts and transactions have been eliminated.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.

As shown in the accompanying financial statements, for the year ended December 31, 2017, the Company recorded a net loss from continuing operations of $15, 643 ,000 and utilized cash in continuing operations of $4,020,000. As of December 31, 2017, our cash balance was $86,000 and we had trading securities of $48,000. In addition, the Company’s restaurant, Eat at Joes closed in April 2017, concurrent with the expiration of the lease. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

The expected annual amortization expense related to capitalized gaming assets and licensing rights as of December 31, 2017, is as follows:

2018	$69,000
2019	69,000
2020	69,000
2021	69,000
2022	69,000
Thereafter	123,000
Total	$468,000

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

Though our wholly owned subsidiary E.A.J.: PHL, Airport, Inc. (discontinued operations, see Note 9) we generated revenue from the sale of food and beverage products through our restaurant. Revenue from the restaurant was recognized upon sale to a customer and receipt of payment.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principles- based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Our revenue is recognized at the time of sale and we do not expect that the adoption of ASU 2014-09 will have any significant impact on our operating cash flows.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On October 3, 2016, the Company sold trading securities valued at $340,000 to Berkshire Capital Management Co., Inc. (“Berkshire”) for $500,000. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The Company reported the $160,000 difference between the value of the trading securities and cash sale price as contributed capital.

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

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000. The total value of the settlement, $1,983,000 has been recorded as litigation settlement liability on the accompanying consolidated balance sheets as of December 31, 2017 and 2016, with a corresponding charge to litigation settlement costs on the consolidated statement of operations for the year ended December 31, 2016,

On June 18, 2018 the Company was named as a defendant in a case filed in the United States District Court for the Southern District of New York: Securities and Exchange Commission vs. Joseph A. Fiore, Berkshire Capital Management Co., Inc., and Eat at Joe’s, Ltd. n/k/a SPYR, Inc. Joseph A. Fiore was the Chairman of our Board of Directors and a significant shareholder. Mr. Fiore resigned from his positions as Chairman of the Board and as a Director of the Company effective August 1, 2018. The suit alleges that Mr. Fiore, during 2013 and 2014, while he was the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, engaged in improper conduct on behalf of the defendants named in the case related to the Company’s sales of securities in Plandai Biotechnology, Inc. The Commission alleges that Mr. Fiore and the Company unlawfully benefited through the sales of those securities. The Commission also alleges that from 2013 to 2014, the Company’s primary business was investing and that it failed to register as an investment company, resulting in an alleged violation of Section 7(a) of the Investment Company Act of 1940. The suit seeks to disgorge Joseph A. Fiore, Berkshire Capital Management Co., Inc., and the Company of alleged profits on the sale of the securities and civil fines related to the Company’s failure to register as an investment company with the Commission.

The Company vehemently denies any wrongdoing. The allegations demonstrate a fundamental misunderstanding of existing precedent and a mischaracterization of the facts and transactions at issue, which were not violative of any securities laws, rules or regulations. The Company will answer these allegations in court.

The Company is being represented by Alex Spiro, Esq., a partner with the firm of Quinn Emmanuel, Urquhart & Sullivan, LLP and Marc S. Gottlieb, Esq., a partner with the firm of Ortoli Rosenstadt LLP.

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

Common Stock To Be Issued

The Company is party to various third-party service agreements to be paid through the issuance of the company’s restricted common stock. Contingent upon the third parties providing the agreed upon services, the Company will issue up to 4,570 ,000 restricted common shares at various intervals during the period from January 2018 through February 2019. The shares will be recorded at fair value on the date earned under the respective agreements.

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

During 2015, the Company granted and issued 600,000 shares of its restricted common stock to employees and third-party service providers. The 600,000 shares were forfeitable and deemed earned upon completion of service over a period of twelve to twenty-four months. The Company recognized the fair value of these shares as they vested. As of December 31, 2016, 579,167 of these shares had vested and 20,833 common shares were unvested. During the year ended December 31, 2017, the remaining 20,833 of these shares vested and as a result, the Company recognized compensation cost of $46,000. As of December 31, 2017, there were no unvested shares and no unearned compensation costs to be recorded.

When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares, if dilutive, are included in weighted average common shares outstanding as of their grant date.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2015	—	$—
Granted	12,900,000	2.94
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2016	12,900,000	$2.94

Granted	8,920,000	0.55
Exercised	—	—
Forfeited	(8,500,000)	3.88
Outstanding, December 31, 2017	13,320,000	$1.74

Exercisable, December 31, 2016	4,400,000	$2.83
Exercisable, December 31, 2017	12,250,000	$1.58

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

In October 2016, the Company signed an investor relations consulting agreement with a third party granting options to purchase 50,000 shares of restricted common stock per month beginning October 24, 2016 through October 24, 2017 with an exercise price of $1.00 per share that will expire 36 months from date of grant. The options are granted monthly and fully vested and exercisable upon grant. As of December 31, 2016, 150,000 options were granted. Total fair value of the options at their respective grant dates amounted to $59,000 computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2016, the Company fully recognized the $59,000 compensation expense. As of December 31, 2017, 500,000 options were granted. Total fair value of the options at their respective grant dates amounted to $177,000 computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2017, the Company fully recognized the $177,000 compensation expense.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2017 AND 2016

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2016:

Year Ended December 31,
2016
Expected life in years	0.61 – 3.0
Stock price volatility	132% - 159%
Risk free interest rate	0. 56% - 1.54%
Expected dividends	—
Forfeiture rate	—

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2017:

Year Ended December 31,
2017
Expected life in years	1.00 – 3.19
Stock price volatility	127% - 157%
Risk free interest rate	1.26% - 1.70%
Expected dividends	—
Forfeiture rate	—

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

The Class E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock based upon proceeds received upon issuance of the shares, divided by the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. At December 31, 2017, the 20,000 Class E preferred shares were convertible to 415,559 common shares.
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

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

The following table summarizes the assets and liabilities of our discontinued restaurant segment's discontinued operations as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Assets:
Accounts receivable, net	$—	$13,000
Inventory	—	12,000
Prepaid expenses	—	25,000
Property and equipment, net	—	30,000
Other assets	—	16,000
Total Assets	$—	$96,000

Liabilities:
Accounts payable and accrued liabilities	$22,000	$60,000
Total Liabilities	$22,000	$60,000

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2017 AND 2016

NOTE 10 – RESTATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement in the Zakeni Limited v. SPYR, Inc. case. Pursuant to the settlement, the Company will issue to Zakeni Limited 3,500,000 common shares, warrants to purchase 1,000,000 common shares at $0.25 per share, warrants to purchase 1,500,000 common shares at $0.50 per share, and warrants to purchase 1,000,000 common shares at $0.75 per share. The shares and warrants were valued at the date the court signed the settlement agreement. The total value of the settlements, $1,983,000 has been recorded as litigation settlement liability on the accompanying consolidated balance sheets as of December 31, 2017 and 2016, with a corresponding charge to litigation settlement costs on the consolidated statement of operations for the year ended December 31, 2016.

Analysis of the restated December 31, 2016 and 2017 balance sheets and results of operations for the year then ended is as follows.

1 – The Company recorded a litigation settlement liability on the 2016 and 2017 consolidated balance sheet in the amount of $1,983,000 (fair value of the 3,500,000 shares and 3,500,000 warrants).

2 – The Company recorded litigation settlement costs on the 2016 consolidated statement of operations in the amount of $1,983,000 (fair value of the 3,500,000 shares and 3,500,000 warrants).

3 – The Company recorded a reduction in accounts payable and accrued liabilities on the 2017 consolidated balance sheet in the amount of $350,000 (Pre-settlement estimated legal and trial costs).

4 – The Company recorded a reduction in professional fees on the 2017 consolidated statement of operations in the amount of $350,000 to remove the pre-settlement estimated legal and trial costs.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2017 AND 2016

	December 31, 2016
ASSETS	As Reported	Adjustment		As Restated
Current Assets:
Cash and cash equivalents	$3,204,000	$—		$3,204,000
Accounts receivable, net	31,000	—		31,000
Other receivable	200,000	—		200,000
Prepaid expenses	25,000	—		25,000
Trading securities, at market value	59,000	—		59,000
Current assets of discontinued operations	50,000	—		50,000
Total Current Assets	3,569,000	—		3,569,000

Property and equipment, net	181,000	—		181,000
Capitalized gaming assets and licensing rights, net	40,000	—		40,000
Intangible assets, net	18,000	—		18,000
Other assets	6,000	—		6,000
Non-current assets of discontinued operations	46,000	—		46,000
TOTAL ASSETS	$3,860,000	$—		$3,860,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$116,000	$—		$116,000
Litigation Settlement Liability	—	1,983,000	1	1,983,000
Current liabilities of discontinued operations	60,000	—		60,000
Total Current Liabilities	176,000	1,983,000		2,159,000

Total Liabilities	176,000	1,983,000		2,159,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of December 31, 2017 and 2016	11	—		11
20,000 Class E shares issued and outstanding
as of December 31, 2017 and 2016	2	—		2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
181,128,950 and 157,637,026 shares issued and outstanding
as of December 31, 2017 and 2016	15,763	—		15,763
Additional paid-in capital	34,752,224	—		34,752,224
Accumulated deficit	(31,084,000)	(1,983,000)		(33,067,000)
Total Stockholders’ Equity	3,684,000	(1,983,000)		1,701,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,860,000	$—		$3,860,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2017 AND 2016

	December 31, 2016
	As Reported	Adjustment		As Restated
Revenues	$139,000	$—		$139,000

Expenses
Labor and related expenses	1,467,000	—		1,467,000
Rent	146,000	—		146,000
Depreciation and amortization	98,000	—		98,000
Professional fees	3,292,000	—		3,292,000
Research and development	1,151,000	—		1,151,000
Other general and administrative	740,000	—		740,000
Cost of acquisition option	472,000	—		472,000
Total Operating Expenses	7,366,000	—		7,366,000
Operating Loss	(7,227,000)	—		(7,227,000)

Other Income (Expense)
Interest and dividend income	18,000	—		18,000
Litigation settlement costs	—	(1,983,000)	2	(1,983,000)
Unrealized gain (loss) on trading securities	(57,000)	—		(57,000)
Loss on sale of marketable securities	(95,000)	—		(95,000)
Total Other Expense	(134,000)	(1,983,000)		(2,117,000)

Loss from continuing operations	(7,361,000)	(1,983,000)		(9,344,000)

Loss on discontinued operations	(29,000)	—		(29,000)

Net Loss	$(7,390,000)	$(1,983,000)		$(9,373,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.05)	$(0.01)		$(0.06)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—		$—

Net Loss
Basic and Diluted earnings per share	$(0.05)	$(0.01)		$(0.06)

Weighted Average Common Shares
Basic and Diluted	154,092,844	—		154,092,844

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2017 AND 2016

	December 31, 2017
ASSETS	As Reported	Adjustment		As Restated
Current Assets:
Cash and cash equivalents	$86,000	$—		$86,000
Accounts receivable, net	4,000	—		4,000
Prepaid expenses	35,000	—		35,000
Trading securities, at market value	48,000	—		48,000
Total Current Assets	173,000	—		173,000

Property and equipment, net	134,000	—		134,000
Capitalized gaming assets and licensing rights, net	743,000	—		743,000
Intangible assets, net	12,000	—		12,000
Other assets	16,000	—		16,000
TOTAL ASSETS	$1,078,000	$—		$1,078,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$878,000	$(350,000)	3	$528,000
Litigation Settlement Liability	—	1,983,000	1	1,983,000
Current liabilities of discontinued operations	22,000	—		22,000
Total Current Liabilities	900,000	1,633,000		2,533,000

Non-current related party line of credit	807,000	—		807,000
Total Liabilities	1,707,000	1,633,000		3,340,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of December 31, 2017 and 2016	11	—		11
20,000 Class E shares issued and outstanding
as of December 31, 2017 and 2016	2	—		2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
181,128,950 and 157,637,026 shares issued and outstanding
as of December 31, 2017 and 2016	18,112	—		18,112
Additional paid-in capital	46,561,875	—		46,561,875
Accumulated deficit	(47,209,000)	(1,633,000)		(48,842,000)
Total Stockholders’ Equity	(629,000)	(1,633,000)		(2,262,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,078,000	$—		$1,078,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2017 AND 2016

	December 31, 2017
	As Reported	Adjustment		As Restated
Revenues	$128,000	$—		$128,000

Expenses
Labor and related expenses	2,358,000	—		2,358,000
Rent	186,000	—		186,000
Depreciation and amortization	105,000	—		105,000
Professional fees	5,905,000	(350,000)	4	5,555,000
Research and development	1,666,000	—		1,666,000
Other general and administrative	502,000	—		502,000
Total Operating Expenses	10,722,000	(350,000)		10,372,000
Operating Loss	(10,594,000)	350,000		(10,244,000)

Other Income (Expense)
Interest and dividend income	4,000	—		4,000
Interest Expense	(11,000)	—		(11,000)
Loss on write-down of assets	(5,381,000)	—		(5,381,000)
Unrealized gain (loss) on trading securities	(11,000)	—		(11,000)
Total Other Expense	(5,399,000)	—		(5,399,000)

Loss from continuing operations	(15,993,000)	350,000		(15,643,000)

Loss on discontinued operations	(132,000)	—		(132,000)

Net Loss	$(16,125,000)	$350,000		$(15,775,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.10)	$0.01		$(0.09)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—		$—

Net Loss
Basic and Diluted earnings per share	$(0.10)	$0.01		$(0.09)

Weighted Average Common Shares
Basic and Diluted	166,443,807	—		166,443,807

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2017 AND 2016

NOTE 11 - SUBSEQUENT EVENTS

During period from January through August 14, 2018, the Company issued 6 .7 million shares of common stock for cash of $905,000 pursuant to various private placement agreements.

During period from January through August 14, 2018, the Company issued 5 . 9 million shares of common stock pursuant to various third-party service agreements.

On February 1, 2018, the Company issued 1.25 million shares of common stock with a fair value of $625,000 pursuant to existing employment and consulting agreements.

On April 20, 2018, the Company signed a convertible promissory note with a third-party lender for up to $475,000 (net of original issue discount of $25,000). The note is for 12 months with interest at 8% per annum on the unpaid principal amount. The note holder has the right, at any time on or after 181 calendar days after the date of the note, to convert all or any portion of the outstanding principal and interest into the Company’s restricted common stock at $0.20 per share. On April 26, 2018 the Company borrowed $150,000 on this note.

On May 22, 2018, the Company signed a convertible promissory note with a third-party lender for up to $250,000 (net of original issue discount of $25,000). The note is for 8 months with a one-time interest charge of 8% on the issuance date outstanding balance. The note holder has the right, at any time on or after the issuance date, to convert all or any portion of the outstanding principal and interest into the Company’s restricted common stock at $0.25 per share. On May 22, 2018 the Company borrowed $250,000 on this note.

On May 23, 2018, the Company cancelled an aggregate of 625,000 shares of restricted common stock on termination of a third-party service agreement with a total fair value on the date of termination of $207,000. The Company recorded a gain on cancellation of $113,000 for the portion of shares (375,000) issued during 2017 and reversed expenses of $94,000 for the portion of shares (250,000) issued during 2018. The shares issued were valued at the termination date of the agreement based upon closing market price of the Company’s common stock.

On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000. The total value of the settlement, $1,983,000 has been recorded as litigation settlement liability on the accompanying consolidated balance sheets as of December 31, 2017 and 2016, with a corresponding charge to litigation settlement costs on the consolidated statement of operations for the year ended December 31, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 2, 2018, Soles, Heyn & Company, the Company’s independent accountant engaged as the principal accountant to audit the Company’s financial statements, advised the Company that it could not rely upon the audit report for the Company’s December 31, 2017 financial statements, and resigned effective July 2, 2018.

Soles, Heyn & Company’s reports on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

The Company’s Board of Directors did not recommend or approve of Soles, Heyn & Company’s resignation.

During the Company’s two most recent fiscal years there were no disagreements with Soles, Heyn & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

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

This Annual Report on Form 10-K /A does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K /A .

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
James R. Thompson, Esq	56	President, Chief Executive Officer & General Counsel	January 31, 2020

Joseph Fiore	56	Chairman of the Board of Directors	Resigned 8/1/18

Jennifer Duettra, Esq	39	Executive Vice President, Assistant General Counsel & Secretary	January 31, 2020

Barry D. Loveless, CPA	51	Chief Financial Officer	October 15, 2020

James Mylock, Jr.	51	Director	Next annual meeting

Tim Matula	56	Director	Next annual meeting

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

Joseph Fiore - Joseph Fiore was the Company’s Chairman until his resignation on August 1, 2018 . In 1982, Mr. Fiore formed East Coast Equipment and Supply Co., Inc., a restaurant supply company that he still owns. Between 1982 and 1993, Mr. Fiore established 9 restaurants (2 owned and 7 franchised) which featured a 1950's theme restaurant concept offering a traditional American menu. Since the beginning of the Company’s last fiscal year, Mr. Fiore was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Barry D. Loveless - Effective October 16, 2015, Barry D. Loveless was appointed the Company’s Chief Financial Officer for a term of five years. There was no arrangement or understanding between Mr. Loveless and any other person pursuant to which he was selected as an officer. There exists no family relationship between any director, executive officer, and Mr. Loveless. Mr. Loveless is a licensed Certified Public Accountant, graduating with a Bachelor of Arts degree in Accounting from the University of Utah in 1992. Mr. Loveless completed his Master of Professional Accountancy degree from the University of Utah in 1993. Mr. Loveless has practiced as a licensed Certified Public Accountant since 1995. Since 1998, Mr. Loveless served as an officer and shareholder of Robison, Hill & Co. While at Robison, Hill & Co. Mr. Loveless focused on providing professional accounting services for various public company clients including financial statement audits and registration statements along with the annual, interim and information filings required by the Securities Exchange Commission. He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants. Since the beginning of the Company’s last fiscal year, Mr. Loveless was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Employment Agreements

Effective January 1, 1997, the Company entered into an employment Agreement with Joseph Fiore (the “Fiore Employment Agreement”) under which Joseph Fiore served as chairman of the board of the Company until his resignation on August 1, 2018 . Pursuant to the Fiore Employment Agreement, Mr. Fiore was to be paid $50,000 in 1997 and $75,000 in 1998. In addition, Mr. Fiore was to receive family health insurance coverage until age 70 and life insurance coverage until age 70 with a death benefit of $1,000,000 and the use of an automobile, with all expenses associated with the maintenance and operation of the automobile paid by the Corporation. Mr. Fiore deferred all salaries and benefits under this agreement until the Company reaches profitability.

Effective February 1, 2015 the Company entered into an employment Agreement with James R. Thompson in which Mr. Thompson agreed to render services and assume fiduciary duties to protect and advance the best interests of the Company as Chief Executive Officer of the Company for a period of five years. Mr. Thompson’s duties include but are not limited to: employing and terminating key employees, signing agreements and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Mr. Thompson with a base salary of $180,000 with annual predetermined increases paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Mr. Thompson One Million (1,000,000) shares of the Company’s common stock. All common stock issued to Mr. Thompson was agreed to be restricted pursuant to Rule 144 and contained additional restrictions on Mr. Thompson’s re-sale limiting his sales to no more than 10,000 shares per day, plus an additional 10,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Thompson a signing bonus in the amount of $360,000 and to issue to Mr. Thompson 5,000,000 shares of the Company’s restricted common stock.

Effective February 1, 2015 the Company entered into an employment Agreement with Jennifer Duettra in which Ms. Duettra agreed to render services as Vice President and Assistant General Counsel to the Company for a period of five years. Ms. Duettra’s duties include but are not limited to: providing such services and fiduciary duties as are necessary and desirable to protect and advance the best interests of the Company, signing agreements, and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Ms. Duettra with an annual base salary of $120,000.00, increased to $125,000 on February 1, 2016, paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Ms. Duettra 250,000 shares of the Company’s common stock. All common stock issued to Ms. Duettra was agreed to be restricted pursuant to Rule 144, and contained additional restrictions limiting Ms. Duettra’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Ms. Duettra a signing bonus in the amount of $25,000, and issue to her 500,000 shares of the Company’s restricted common stock.

Effective October 16, 2015 the Company entered into an employment Agreement with Barry D. Loveless in which Mr. Loveless agreed to render services as Chief Financial Officer to the Company for a period of five years. Mr. Loveless’s duties include but are not limited to: providing such services and fiduciary duties as are provided by a Chief Financial Officer of a publicly traded fully reporting company in compliance with the 1934 Securities and Exchange Act, the 2002 Sarbanes-Oxley Act, and the Rules and Regulations promulgated by the Securities and Exchange Commission. The Company agreed to compensate Mr. Loveless with an annual base salary of $150,000.00, increased to $155,000 on October 16, 2016, paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Mr. Loveless 300,000 shares of the Company’s common stock. All common stock issued to Mr. Loveless was agreed to be restricted pursuant to Rule 144, and contained additional restrictions limiting Mr. Loveless’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Loveless a signing bonus in the amount of 300,000 shares of the Company’s restricted common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 181,128,950 shares of issued and outstanding Common Stock of the Company as of December 31, 2017 , and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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

On October 3, 2016, the Company sold trading securities with a cost basis of $510,000 and a fair value of $340,000 to Berkshire Capital Management Co., Inc. (“Berkshire”) for $500,000. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The Company reported the $160,000 difference between the value of the trading securities and cash sale price as contributed capital.

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Management Co., Inc. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. Repayment on the loan is due February 28, 2019. As of December 31, 2017, we have borrowed $800,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weinberg & Company, P.A. , Soles, Heyn and Company, LLP , and Haynie & Company for professional services rendered during the years ended December 31, 2017 and 2016:

Service	2017	2016
Audit Fees	$158,000	$132,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$158,000	$132,000

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

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K /A .

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

ITEM 16. FORM 10-K /A SUMMARY. None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14 , 2018

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ James R. Thompson	President & Chief Executive Officer	August 14 , 2018
James R. Thompson	(Principal Executive Officer)

/S/ Barry D. Loveless	Chief Financial Officer	August 14 , 2018
Barry D. Loveless	(Principal Financial and Accounting Officer)

/S/ James Mylock, Jr.	Director	August 14 , 2018
James Mylock, Jr.

/S/ Tim Matula	Director	August 14 , 2018
Tim Matula

