Form 10-Q
period 2018-06-30
SPYR, Inc.
filed 2018-08-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2018, there were 198,145,066 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 526,316 common shares), par value $0.0001.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS		(Restated)
Current Assets:
Cash and cash equivalents	$168,000	$86,000
Accounts receivable, net	18,000	4,000
Prepaid expenses	26,000	35,000
Trading securities, at market value	19,000	48,000
Total Current Assets	231,000	173,000

Property and equipment, net	113,000	134,000
Capitalized gaming assets and licensing rights, net	709,000	743,000
Intangible assets, net	10,000	12,000
Other assets	6,000	16,000
TOTAL ASSETS	$1,069,000	$1,078,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$552,000	$528,000
Related party short-term advances	55,000	—
Related party line of credit	1,036,000	—
Convertible note payable, net	196,000
Litigation settlement liability	1,983,000	1,983,000
Current liabilities of discontinued operations	22,000	22,000
Total Current Liabilities	3,844,000	2,533,000

Non-current related party line of credit	—	807,000
Total Liabilities	3,844,000	3,340,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of June 30, 2018 and December 31, 2017	11	11
20,000 Class E shares issued and outstanding
as of June 30, 2018 and December 31, 2017	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
194,041,732 and 181,128,950 shares issued and outstanding
as of June 30, 2018 and December 31, 2017	19,404	18,112
Additional paid-in capital	51,062,583	46,561,875
Accumulated deficit	(53,857,000)	(48,842,000)
Total Stockholders’ Equity ( Deficit)	(2,775,000)	(2,262,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,069,000	$1,078,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$21,000	$32,000	$27,000	$84,000

Expenses
Labor and related expenses	235,000	308,000	1,121,000	1,678,000
Rent	39,000	49,000	88,000	87,000
Depreciation and amortization	28,000	30,000	57,000	45,000
Professional fees	518,000	1,300,000	3,074,000	2,892,000
Research and development	154,000	152,000	453,000	265,000
Other general and administrative	122,000	369,000	227,000	703,000
Total Operating Expenses	1,096,000	2,208,000	5,020,000	5,670,000
Operating Loss	(1,075,000)	(2,176,000)	(4,993,000)	(5,586,000)

Other Income (Expense)
Interest and dividend income	—	1,000	—	4,000
Interest Expense	(84,000)	—	(104,000)	—
Gain on cancellation of shares	113,000	—	113,000	—
Unrealized loss on trading securities	(18,000)	(12,000)	(29,000)	(27,000)
Total Other Expense	11,000	(11,000)	(20,000)	(23,000)

Loss from continuing operations	(1,064,000)	(2,187,000)	(5,013,000)	(5,609,000)

Loss on discontinued operations	—	(69,000)	(2,000)	(104,000)

Net Loss	$(1,064,000)	$(2,256,000)	$(5,015,000)	$(5,713,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted Average Common Shares
Basic and Diluted	192,569,065	160,846,474	189,479,590	160,321,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017 (Restated)	107,636	$11	20,000	$2	181,128,950	$18,112	$46,561,875	$(48,842,000)	$(2,262,000)
Common stock issued to related party for cash	—	—	—	—	500,000	50	49,950	—	50,000
Common stock issued for cash	—	—	—	—	6,200,000	620	854,380	—	855,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	624,875	—	625,000
Fair value of common stock, options and warrants issued for services	—	—	—	—	5,587,782	559	2,112,441	—	2,113,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	709,000	—	709,000
Common stock cancelled on termination of service agreement	—	—	—	—	(625,000)	(62)	(112,938)	—	(113,000)
Debt discount on convertible notes payable	—	—	—	—	—	—	263,000	—	263,000
Net loss	—	—	—	—	—	—	—	(5,015,000)	(5,015,000)
Balance at June 30, 2018	107,636	$11	20,000	$2	194,041,732	$19,404	$51,062,583	$(53,857,000)	$(2,775,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss for the period	$(5,015,000)	$(5,713,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	2,000	104,000
Depreciation and amortization	57,000	45,000
Common stock issued for employee compensation	625,000	847,000
Common stock, options and warrants issued for services	2,113,000	1,909,000
Vesting of options and warrants granted for services	709,000	537,000
Gain on cancellation of common stock	(113,000)	—
Vesting of shares of common stock issued for services	—	46,000
Debt discount on convertible notes payable	53,000	—
Unrealized loss on trading securities	29,000	27,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(14,000)	10,000
Decrease in other receivables	—	100,000
Decrease (increase) in prepaid expenses	9,000	(44,000)
Decrease in other assets	10,000	—
Increase in accounts payable and accrued liabilities	24,000	21,000
Increase in accrued interest on line of credit - related party	29,000	—
Increase in accrued interest on convertible notes payable	6,000	—
Net Cash Used in Operating Activities from Continuing Operations	(1,476,000)	(2,111,000)
Net Cash Used in Operating Activities from Discontinued Operations	(2,000)	(40,000)
Net Cash Used in Operating Activities	(1,478,000)	(2,151,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	—	(50,000)
Net Cash (Used in) Provided by Investing Activities	—	(50,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	905,000	300,000
Proceeds from short-term advances - related party	55,000	—
Proceeds from line of credit - related party	200,000	—
Proceeds from convertible notes payable	400,000	—
Net Cash Provided by Financing Activities	1,560,000	300,000

Net Increase (Decrease) in Cash	82,000	(1,901,000)
Cash and cash equivalents at beginning of period	86,000	3,204,000
Cash and cash equivalents at end of period	$168,000	$1,303,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)(Continued)

	For the Six Months Ended June 30,
	2018	2017
Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Reclassification of other assets to capitalized licensing rights	$—	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

As shown in the accompanying financial statements, for the six months ended June 30, 2018, the Company recorded a net loss from continuing operations of $5,013,000 and utilized cash in continuing operations of $1,476,000. As of June 30, 2018, our cash balance was $168,000 and we had trading securities of $19,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

The Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships and Steven Universe: Tap Together, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

Historically, we have financed our operations primarily through private sales of our trading securities, through sales of our common stock, and through related party loans. If our sales goals for our products do not materialize as planned, we believe that the Company can reduce its operating and product development costs that would allow us to maintain sufficient cash levels to continue operations. However, if we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans.

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

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest.

The basic and fully diluted shares for the six months ended June 30, 2018 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 312,520, Options – 13,740,000, Warrants – 5,300,000) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2018.

The basic and fully diluted shares for the three months ended June 30, 2018 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 312,520, Options – 13,740,000, Warrants – 5,300,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended June 30, 2018.

The basic and fully diluted shares for the six months ended June 30, 2017 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 185,874, Options – 6,120,000, Warrants – 1,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2017.

The basic and fully diluted shares for the three months ended June 30, 2017 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 185,874, Options – 6,120,000, Warrants – 1,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended June 30, 2017.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

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

During the three and six months ended June 30, 2018, the Company recorded amortization expense of $17,000 and $34,000, respectively. As of June 30, 2018 and December 31, 2017, the unamortized capitalized gaming assets and licensing rights amounted to $709,000 and $743,000 respectively.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

Software Development Costs

Costs incurred for software development are expensed as incurred. During the six months ended June 30, 2018 and 2017, the Company incurred $453,000 and $265,000 in software development costs paid to independent gaming software developers.

During the three months ended June 30, 2018 and 2017, the Company incurred $154,000 and $152,000 in software development costs paid to independent gaming software developers.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under prior U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. The core principle of the standard is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

In July 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument is considered indexed to the entity’s own stock. As a result, financial instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion options that have down round features, an entity will recognize the intrinsic value of the feature only when the feature becomes beneficial. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We early adopted ASU 2017-11 effective January 1, 2018 without a material impact on our consolidated financial statements.

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

Investments in securities are summarized as follows:

	Fair Value at	Gain on	Unrealized	Fair Value at
Year	Beginning of Year	Sale	Loss	June 30, 2018
2018	$48,000	$—	$(29,000)	$19,000

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 19,000	$ 19,000	$ -	$ -
Money market funds	36,000	36,000	-	-
Total	$ 55,000	$ 55,000	$ -	$ -

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 48,000	$ 48,000	$ -	$ -
Money market funds	36,000	36,000	-	-
Total	$ 84,000	$ 84,000	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2018	December 31, 2017

Equipment	$28,000	$28,000
Furniture & fixtures	114,000	114,000
Leasehold improvements	107,000	107,000
	249,000	249,000
Less: accumulated depreciation and amortization	(136,000)	(115,000)
Property and Equipment, Net	$113,000	$134,000

Depreciation expense for the six months ended June 30, 2018 and 2017 was $21,000 and $23,000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due February 28, 2019. As of June 30, 2018, the Company has borrowed $1,000,000 and accrued interest of $36,000.

During the six months ended June 30, 2018, the Company received an additional $55,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The $55,000 short-term advances are due upon demand.

During the six months ended June 30, 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES

On April 20, 2018, the Company issued a $158,000 convertible note with original issue discount (OID) of $8,000 and bearing interest at 8% per annum. The note matures on April 20, 2019 and is convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company has determined the note to contain a beneficial conversion feature valued as $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. During the six months ended June 30, 2018 the Company has accrued interest for this note in the amount of $3,000. At June 30, 2018, the principal balance together with total accrued interest of $3,000 is recorded on the Company’s consolidated balance sheets net of discounts of $127,000.

On May 22, 2018, the Company issued a $275,000 convertible note with original issue discount (OID) of $25,000 and bearing a one-time interest charge at 8%. The note matures on January 22, 2019 and is convertible into the Company’s restricted common stock at $0.25 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company has determined the note to contain a beneficial conversion feature valued as $40,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The noteholder was also granted detachable 5-year warrants to purchase 500,000 shares of the company’s restricted common stock at an exercise price of $2.00 per share. The warrants were valued at $45,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 200,000 shares of the company’s restricted common stock valued at $58,000 based upon the closing price of the Company stock on the date of the agreement and recorded as a discount to the debt agreement. During the six months ended June 30, 2018 the Company has accrued interest for this note in the amount of $3,000. At June 30, 2018, the principal balance together with total accrued interest of $3,000 is recorded on the Company’s consolidated balance sheets net of discounts of $116,000.

The following table summarized the Company's convertible notes payable as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Beginning Balance	$—	$—
Proceeds from the issuance of convertible notes, net of issuance discounts	137,000	—
Repayments	—	—
Conversion of notes payable into common stock	—	—
Amortization of discounts	53,000
Accrued Interest	6,000	—
Ending Balance	$196,000	$—

Convertible notes, short term	$433,000	$—

Debt discounts	$243,000	$—

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000. The total value of the settlement, $1,983,000 has been recorded as litigation settlement liability on the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

On June 18, 2018 the Company was named as a defendant in a case filed in the United States District Court for the Southern District of New York: Securities and Exchange Commission vs. Joseph A. Fiore, Berkshire Capital Management Co., Inc., and Eat at Joe’s, Ltd. n/k/a SPYR, Inc. Joseph A. Fiore was the Chairman of our Board of Directors and is a significant shareholder. Mr. Fiore resigned from his positions as Chairman of the Board and as a Director of the Company effective August 1, 2018. The suit alleges that Mr. Fiore, during 2013 and 2014, while he was the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, engaged in improper conduct on behalf of the defendants named in the case related to the Company’s sales of securities in Plandai Biotechnology, Inc. The Commission alleges that Mr. Fiore and the Company unlawfully benefited through the sales of those securities. The Commission also alleges that from 2013 to 2014, the Company’s primary business was investing and that it failed to register as an investment company, resulting in an alleged violation of Section 7(a) of the Investment Company Act of 1940. The suit seeks to disgorge Joseph A. Fiore, Berkshire Capital Management Co., Inc., and the Company of alleged profits on the sale of the securities and civil fines related to the Company’s failure to register as an investment company with the Commission.

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

Game Development Agreements

The Company is party to various game development agreements. Payments are contingent upon the developer(s) meeting specified milestones and game performance. Pursuant to these agreements, the Company has agreed to pay up to $416,000 during the period from July 2018 through January 2019.

Common Stock To Be Issued

The Company is party to various third-party service agreements to be paid through the issuance of the company’s restricted common stock. Contingent upon the third parties providing the agreed upon services, the Company will issue up to 2,403,769 restricted common shares and 200,000 common stock warrants at various intervals during the period from July 2018 through October 2019. The shares will be recorded at fair value on the date earned under the respective agreements.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock:

Six Months Ended June 30, 2018:

During the six months ended June 30, 2018, the Company issued an aggregate of 6,200,000 shares of restricted common stock to third parties for cash of $855,000.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

During the six months ended June 30, 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

During the six months ended June 30, 2018, the Company issued an aggregate of 1,250,000 shares of restricted common stock to employees with a total fair value of $625,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $625,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the six months ended June 30, 2018, the Company issued an aggregate of 5,337,782 shares of restricted common stock to consultants with a total fair value of $1,929,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,929,000 upon issuance. The shares issued were valued at the date earned under the respective agreements based upon closing market price of the Company’s common stock.

During the six months ended June 30, 2018, the Company cancelled an aggregate of 625,000 shares of restricted common stock on termination of a third-party service agreement with a total fair value on the date of termination of $207,000. The Company recorded a gain on cancellation of $113,000 for the portion of shares (375,000) issued during 2017 and reversed expenses of $94,000 for the portion of shares (250,000) issued during 2018. The shares issued were valued at the termination date of the agreement based upon closing market price of the Company’s common stock.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2017	13,320,000	$1.74
Granted	420,000	1.00
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2018	13,740,000	$1.72
Exercisable, June 30, 2018	12,960,000	$1.61

During the year ended December 31, 2017, the Company granted stock options to a consultant to purchase a total of 420,000 shares of common stock. During the six months ended June 30, 2018, the Company renewed the contract for an additional year and granted the consultant an additional 420,000 stock options with a total fair value of $115,000. A total of 350,000 vested during 2017, 210,000 options vested during the six months ended June 30, 2018 while the remaining 280,000 options will vest through February 2019 at a rate of 35,000 shares per month. The options are exercisable at $1.00 per share and will expire over 4 years. The fair values of the options are recorded at their respective grant dates computed using the Black-Scholes Option Pricing Model. During the six months ended June 30, 2018, the Company recognized $80,000 in compensation expense based upon the vesting of outstanding options. As of June 30, 2018, the unamortized compensation expense for unvested options was $77,000 which will be recognized over the vesting period.

The weighted average exercise prices, remaining lives for options granted, and exercisable as of June 30, 2018 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	8,000,000	2.17	$0.50	8,000,000	$0.50
$1.00	1,490,000	1.32 – 3.61	$1.00	1,210,000	$1.00
$2.50	1,250,000.50		$2.50	1,250,000	$2.50
$5.00	3,000,000	1.50	$5.00	2,500,000	$5.00
	13,740,000		$1.72	12,960,000	$1.61

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

At June 30, 2018, the Company’s closing stock price was $0.305 per share. As all outstanding options had an exercise price greater than $0.305 per share, there was no intrinsic value of the options outstanding at June 30, 2018.

The following table summarizes options granted with vesting terms activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2017	70,000	$1.00
Granted	420,000	1.00
Vested	(210,000)	1.00
Forfeited	—	—
Non-vested, June 30, 2018	280,000	$1.00

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2017	1,700,000	$1.06
Granted	3,600,000	0.60
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2018	5,300,000	$0.75
Exercisable, June 30, 2018	5,300,000	$0.75

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

In April 2018, in combination with a 12-month convertible promissory note, the Company granted warrants to purchase a total of 500,000 shares of restricted common stock with exercise prices ranging from $0.375 to $0.625 and will expire April 20, 2021. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note and the warrants based on the relative fair values which resulted in proceeds of $69,000 allocated to the warrants and recorded as paid in capital and debt discount. The debt discount will be amortized over the life of the note as interest expense. During the six months ended June 30, 2018, the Company recognized $13,000 of debt discount interest. As of June 30, 2018, the unamortized debt discount was $56,000 which will be recognized over the life of the note.

In May 2018, in combination with an 8-month convertible promissory note, the Company granted warrants to purchase a total of 200,000 shares of restricted common stock with an exercise prices of $2.00 and will expire May 22, 2023. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note and the warrants based on the relative fair values which resulted in proceeds of $32,000 allocated to the warrants and recorded as paid in capital and debt discount. The debt discount will be amortized over the life of the note as interest expense. During the six months ended June 30, 2018, the Company recognized $5,000 of debt discount interest. As of June 30, 2018, the unamortized debt discount was $27,000 which will be recognized over the life of the note.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

In May 2018, pursuant to a stock purchase agreement, the Company granted warrants to purchase a total of 1,000,000 shares of restricted common stock with exercise prices ranging from $0.50 to $1.00 and will expire May 29, 2021. The warrants are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $184,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of June 30, 2018, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	2.51
$0.375	200,000	2.81
$0.40	1,200,000	2.54
$0.50	1,500,000	0.33 – 4.72
$0.625	100,000	2.81
$0.75	250,000	2.92
$1.00	250,000	2.92
$1.50	500,000	0.50
$2.00	700,000	1.77 – 4.90
	5,300,000

At June 30, 2018, the Company’s closing stock price was $0.305 per share. The Company had 600,000 warrants outstanding with exercise prices less than $0.305 with an intrinsic value of $182,400 at June 30, 2018.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2018:

Six Months Ended June 30,
2018
Expected life in years	3.00 – 5.00
Stock price volatility	138% - 153%
Risk free interest rate	2.12% - 2.9%
Expected dividends	—
Forfeiture rate	—

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

Shares Reserved:

At June 30, 2018, the Company has reserved 30,000,000 shares of common stock in connection with 2 convertible notes with detachable warrants.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

NOTE 8 – DISCONTINUED OPERATIONS

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

The following table summarizes the assets and liabilities of our discontinued restaurant segment's discontinued operations as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Assets:
Total Assets	$—	$—

Liabilities:
Accounts payable and accrued liabilities	$22,000	$22,000
Total Liabilities	$22,000	$22,000

The following table summarizes the results of operations of our discontinued restaurant for the three and six months ended June 30, 2018 and 2017 and is included in the consolidated statements of operations as discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$—	$109,000	$—	$421,000
Cost of sales	—	35,000	—	134,000
Gross Margin	—	74,000	—	287,000
Expenses
Labor and related expenses	—	55,000	—	178,000
Rent	—	21,000	1,000	82,000
Depreciation and amortization	—	5,000	—	20,000
Professional fees	—	3,000	—	3,000
Other general and administrative	—	40,000	1,000	89,000
Total Operating Expenses	—	124,000	2,000	372,000
Operating Income (Loss)	—	(50,000)	(2,000)	(85,000)
Other Income (Expense)
Loss on disposal of assets	—	(19,000)	—	(19,000)
Income (Loss) on discontinued operations	$—	$(69,000)	$(2,000)	$(104,000)

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company issued 603,334 shares of common stock pursuant to various third-party service agreements.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2018, and we undertake no duty to update this information.

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

During the past two years we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of our game Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. Our Pocket Starships development team is already working on expansions of Pocket Starships to include the Star Trek IP, which we expect will be released during the second half of 2018. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the release of the expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including Star Trek: The Next Generation, Star Trek: Deep Space Nine, and Star Trek: Voyager, through a trading card expansion. In addition, working together with the development team at Reset Studios LLC, we have developed a new tapper game, Steven Universe: Tap Together, featuring characters and storylines from Steven Universe, a popular animated television series on Cartoon Network. Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store on August 9, 2018.

Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to provide the monthly advances to Spectacle and Reset for further development, enhancement and maintenance of the games as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships and Steven Universe: Tap Together, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. The Company may also decide to expand and/or diversify, through acquisition or otherwise, in other related or unrelated business areas if opportunities present themselves.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2018 TO 2017

The consolidated results of continuing operations for the six months ended June 30, 2018 and 2017 are as follows:

	Digital Media	Corporate	Consolidated

Six Months Ended June 30, 2018
Revenues	$27,000	$—	$27,000
Labor and related expenses	149,000	972,000	1,121,000
Rent	15,000	73,000	88,000
Depreciation and amortization	36,000	21,000	57,000
Professional fees	167,000	2,907,000	3,074,000
Research and development	453,000	—	453,000
Other general and administrative	95,000	132,000	227,000
Operating loss	(888,000)	(4,105,000)	(4,993,000)

Other expense	(15,000)	(5,000)	(20,000)
Loss from continuing operations	$(903,000)	$(4,110,000)	$(5,013,000)

Six Months Ended June 30, 2017
Revenues	$84,000	$—	$84,000
Labor and related expenses	551,000	1,127,000	1,678,000
Rent	15,000	72,000	87,000
Depreciation and amortization	22,000	23,000	45,000
Professional fees	305,000	2,587,000	2,892,000
Research and development	265,000	—	265,000
Other general and administrative	587,000	116,000	703,000
Operating income (loss)	(1,661,000)	(3,925,000)	(5,586,000)

Other income (expense)	—	(23,000)	(23,000)
Loss from continuing operations	$(1,661,000)	$(3,948,000)	(5,609,000)

Results of Operations - For the six months ended June 30, 2018 the Company had a loss from continuing operations of $5,013,000 compared to a loss from continuing operations of approximately $5,609,000 for the six months ended June 30, 2017. This change is due primarily to decreases in labor and related expenses of $557,000 and decreases in other general and administrative costs $476,000 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

More detailed explanation of the six months ended June 30, 2018 and 2017 changes are included in the following discussions.

Total Revenues - For the six months ended June 30, 2018 and 2017, the Company had total sales of $27,000 and $84,000, respectively, for a decrease of $57,000. This change is due to the cessation of marketing during the latter part of 2017 and first two quarters of 2018 pending updates and expansion of our games Pocket Starships. Management plans to expand its mobile application and game development and monetization efforts and believes the anticipated updates to Pocket Starships with Star Trek IP, and the release of Steven Universe: Tap Together and finalizing the acquisition of a new game during 2018 will bring increased revenues in the coming year.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the six months ended June 30, 2018 the company had total labor and related expenses of $1,121,000 with $485,000 being settled in cash and $636,000 being paid in restricted common stock and vesting of options recorded at fair value. For the six months ended June 30, 2017 the company had total labor and related expenses of $1,678,000 with $510,000 being settled in cash and $1,168,000 being paid in restricted stock recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent increased $1,000 from $87,000 for the six months ended June 30, 2017 to $88,000 for the six months ended June 30, 2018. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. Beginning July 2017, we began leasing office space in Berlin, Germany for EUR 3,570 per month through March 31, 2018. The Berlin office was used by leased employees hired by the Company for the operation of our Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $275 per month per desk.

Depreciation and amortization expenses increased by approximately $12,000 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase is primarily attributable to amortization of the $481,000 of gaming assets acquired during fourth quarter 2017.

Professional fees increased $182,000 from $2,892,000 for the six months ended June 30, 2017 to $3,074,000 for the six months ended June 30, 2018. This increase is Professional fees during 2018 included the grant of 5,587,782 shares of restricted common stock, 420,000 options and 2,900,000 warrants to purchase restricted common stock issued to third parties for consulting services, public relations, and other professional fees with a total fair value of $2,811,000. The remaining $263,000 is due to $207,000 in legal, accounting and other professional service needs, $46,000 for public relations, and $10,000 in consulting services related to our digital media operations. Professional fees during the six months ended June 30, 2017 included the grant of 2,715,000 shares of restricted common stock and 720,000 option issued to third parties for consulting services, public relations and vesting of shares of restricted common stock recorded at fair value of $2,172,000. The remaining $720,000 is due to $167,000 in legal, accounting and other professional service needs, $417,000 for public relations, and $136,000 in consulting services related to our digital media operations.

Research and development costs. During the six months ended June 30, 2018, the Company incurred research and development costs of $453,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $265,000 during the six months ended June 30, 2017.

Other general and administrative expenses decreased $476,000 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease can be attributed primarily to marketing costs which decreased by $124,000 and various other general and administrative cost decreases.

The Company had interest expense on a related party line of credit, convertible notes payable and accrued expenses of $104,000 for the six months ended June 30, 2018. The company did not have interest expense for the six months ended June 30, 2017.

The Company cancelled an aggregate of 625,000 shares of restricted common stock on termination of a third-party service agreement with a total fair value on the date of termination of $207,000. The Company recorded a gain on cancellation of $113,000 during the six months ended June 30, 2018. The company did not have a gain on cancellation of shares for the six months ended June 30, 2017.

The Company had unrealized losses on trading securities of $29,000 for the six months ended June 30, 2018 compared to unrealized losses of $27,000 for the six months ended June 30, 2017. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2018 TO 2017

The consolidated results of continuing operations for the three months ended June 30, 2018 and 2017 are as follows:

	Digital Media	Corporate	Consolidated

Three Months Ended June 30, 2018
Revenues	$21,000	$—	$21,000
Labor and related expenses	68,000	167,000	235,000
Rent	2,000	37,000	39,000
Depreciation and amortization	18,000	10,000	28,000
Professional fees	64,000	454,000	518,000
Research and development	154,000	—	154,000
Other general and administrative	49,000	73,000	122,000
Operating loss	(334,000)	(741,000)	(1,075,000)

Other expense	(9,000)	20,000	11,000
Loss from continuing operations	$(343,000)	$(721,000)	$(1,064,000)

Three Months Ended June 30, 2017
Revenues	$32,000	$—	$32,000
Labor and related expenses	168,000	140,000	308,000
Rent	12,000	37,000	49,000
Depreciation and amortization	19,000	11,000	30,000
Professional fees	212,000	1,088,000	1,300,000
Research and development	152,000	—	152,000
Other general and administrative	314,000	55,000	369,000
Operating income (loss)	(845,000)	(1,331,000)	(2,176,000)

Other income (expense)	—	(11,000)	(11,000)
Loss from continuing operations	$(845,000)	$(1,342,000)	$(2,187,000)

Results of Operations - For the three months ended June 30, 2018 the Company had a loss from continuing operations of $1,064,000 compared to a loss from continuing operations of approximately $2,187,000 for the three months ended June 30, 2017. This change is due primarily to decreases in labor and related expenses of $73,000, rent of $10,000, professional fees of 782,000, and other general and administrative costs $247,000 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

More detailed explanation of the three months ended June 30, 2018 and 2017 changes are included in the following discussions.

Total Revenues - For the three months ended June 30, 2018 and 2017, the Company had total sales of $21,000 and $32,000, respectively, for a decrease of $11,000. This change is due to the cessation of marketing during the latter part of 2017 and first two quarters of 2018 for updates and expansion of our existing games. Management plans to expand its mobile application and game development and monetization efforts and believes the anticipated updates to Pocket Starships with Star Trek IP and the release two new idle tapper games planned during 2018 will bring increased revenues in the coming year.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the three months ended June 30, 2018 the company had total labor and related expenses of $235,000 with $230,000 being settled in cash and $5,000 being paid in vesting of options recorded at fair value. For the three months ended June 30, 2017 the company had total labor and related expenses of $308,000 with $293,000 being settled in cash and $15,000 being paid in restricted stock recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased $10,000 from $49,000 for the three months ended June 30, 2017 to $39,000 for the three months ended June 30, 2018. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. Beginning July 2017, we began leasing office space in Berlin, Germany for EUR 3,570 per month through March 31, 2018. The Berlin office was used by leased employees hired by the Company for the operation of our Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $275 per month per desk.

Depreciation and amortization expenses decreased by approximately $2,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Professional fees decreased $782,000 from $1,300,000 for the three months ended June 30, 2017 to $518,000 for the three months ended June 30, 2018. This decrease is Professional fees during 2018 included the grant of 1,045,840 shares of restricted common stock and 1,000,000 warrants to purchase restricted common stock issued to third parties for consulting services, public relations, and other professional fees with a total fair value of $430,000. The remaining $88,000 is due to $70,000 in legal, accounting and other professional service needs, $17,000 for public relations, and $1,000 in consulting services related to our digital media operations. Professional fees during the three months ended June 30, 2017 included the grant of 1,155,000 shares of restricted common stock and 150,000 option issued to third parties for consulting services, public relations and vesting of shares of restricted common stock recorded at fair value of $965,000. The remaining $335,000 is due to $72,000 in legal, accounting and other professional service needs, $172,000 for public relations, and $91,000 in consulting services related to our digital media operations.

Research and development costs. During the three months ended June 30, 2018, the Company incurred research and development costs of $154,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $152,000 during the three months ended June 30, 2017.

Other general and administrative expenses decreased $247,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease can be attributed primarily to marketing costs which decreased by $85,000 and various other general and administrative cost decreases.

The Company had interest expense on a related party line of credit, convertible notes payable and accrued expenses of $84,000 for the three months ended June 30, 2018. The company did not have interest expense for the three months ended June 30, 2017.

The Company cancelled an aggregate of 625,000 shares of restricted common stock on termination of a third-party service agreement with a total fair value on the date of termination of $207,000. The Company recorded a gain on cancellation of $113,000 during the three months ended June 30, 2018. The company did not have a gain on cancellation of shares for the three months ended June 30, 2017.

The Company had unrealized losses on trading securities of $18,000 for the three months ended June 30, 2018 compared to unrealized losses of $12,000 for the three months ended June 30, 2017. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

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

The Company has generated a net loss from continuing operations for the six months ended June 30, 2018 of approximately $5,013,000. As of June 30, 2018, the Company had current assets of $231,000, which included cash and cash equivalents of $168,000, accounts receivable of $18,000 and trading securities of approximately $19,000.

During the six months ended June 30, 2018, the Company has met its capital requirements through a combination of collection of receivables, the sale of restricted common stock of $905,000, related party short-term advances of $55,000, borrowing from a related party line of credit of $200,000, convertible debt borrowing from third-party lenders of $400,000, and through the use of existing cash reserves.

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

In addition, working together with the development team at Reset Studios LLC, we have developed of a new tapper game, Steven Universe: Tap Together, featuring characters and storylines from Steven Universe, a popular animated television series on Cartoon Network. Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store on August 9, 2018.

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

Operating Activities - For the six months ended June 30, 2018, the Company used cash in operating activities from continuing operations of $1,476,000. For the six months ended June 30, 2017, the Company used cash in operating activities of $2,111,000. Operating activities consist of corporate overhead and development of our digital media publishing, advertising and gaming operations. Decreases are due primarily to decreases in cash settled professional fees, game development costs, and other general and administrative expenses partially offset by increased in rent and cash settled labor and related costs. See the above results of operations discussion for more details.

Investing Activities – The Company did not have any investing activities during the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company used cash of $50,000 for the purchase of software licensing rights.

Financing Activities - During the six months ended June 30, 2018, the Company sold 6,700,000 shares of restricted common stock to third parties and one related party for $905,000, borrowed $55,000 from a related party short-term advance, borrowed $200,000 from a related party line of credit, and borrowed $400,000 from convertible debt from third-party lenders. During the six months ended June 30, 2017, the Company sold 750,000 shares of restricted common stock to a former officer/employee for $300,000.

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

As of June 30, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

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

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000. The total value of the settlement, $1,983,000 has been recorded as litigation settlement liability on the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017.

On June 18, 2018 the Company was named as a defendant in a case filed in the United States District Court for the Southern District of New York: Securities and Exchange Commission vs. Joseph A. Fiore, Berkshire Capital Management Co., Inc., and Eat at Joe’s, Ltd. n/k/a SPYR, Inc. Joseph A. Fiore was the Chairman of our Board of Directors and is a significant shareholder. Mr. Fiore resigned from his positions as Chairman of the Board and as a Director of the Company effective August 1, 2018. The suit alleges that Mr. Fiore, during 2013 and 2014, while he was the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, engaged in improper conduct on behalf of the defendants named in the case related to the Company’s sales of securities in Plandai Biotechnology, Inc. The Commission alleges that Mr. Fiore and the Company unlawfully benefited through the sales of those securities. The Commission also alleges that from 2013 to 2014, the Company’s primary business was investing and that it failed to register as an investment company, resulting in an alleged violation of Section 7(a) of the Investment Company Act of 1940. The suit seeks to disgorge Joseph A. Fiore, Berkshire Capital Management Co., Inc., and the Company of alleged profits on the sale of the securities and civil fines related to the Company’s failure to register as an investment company with the Commission.

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

During May 2018, the Company issued 2,000,000 restricted common shares pursuant to stock purchase agreements with third party investors for cash of $300,000. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

During April, May and June 2018, the Company issued 1,045,840 restricted common shares pursuant to third party service agreements. These shares were recorded at fair value of $315,000 in the statement of operations and comprehensive income as part of Professional fees for the six months ended June 30, 2018. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

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

Dated: August 14, 2018

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

