Form 10-Q
period 2018-09-30
SPYR, Inc.
filed 2018-11-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2018, there were 199,140,231 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 656,685 common shares), par value $0.0001.

1

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS		(Restated)
Current Assets:
Cash and cash equivalents	$42,000	$86,000
Accounts receivable, net	83,000	4,000
Prepaid expenses	26,000	35,000
Trading securities, at market value	12,000	48,000
Total Current Assets	163,000	173,000

Property and equipment, net	103,000	134,000
Capitalized gaming assets and licensing rights, net	716,000	743,000
Intangible assets, net	10,000	12,000
Other assets	6,000	16,000
TOTAL ASSETS	$998,000	$1,078,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$901,000	$528,000
Related party short-term advances	180,000	—
Related party line of credit	1,052,000	—
Convertible note payable, net	302,000	—
Litigation settlement liability	—	1,983,000
Current liabilities of discontinued operations	22,000	22,000
Total Current Liabilities	2,457,000	2,533,000

Non-current related party line of credit	—	807,000
Total Liabilities	2,457,000	3,340,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of September 30, 2018 and December 31, 2017	11	11
20,000 Class E shares issued and outstanding
as of September 30, 2018 and December 31, 2017	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
198,545,231 and 181,128,950 shares issued and outstanding
as of September 30, 2018 and December 31, 2017	19,854	18,112
Additional paid-in capital	53,311,133	46,561,875
Accumulated deficit	(54,790,000)	(48,842,000)
Total Stockholders’ (Deficit)	(1,459,000)	(2,262,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$998,000	$1,078,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Game Revenues	$116,000	$26,000	$143,000	$110,000
Related Party Service Revenues	80,000	—	80,000	—
Gross Margin	196,000	26,000	223,000	110,000

Expenses
Labor and related expenses	191,000	387,000	1,312,000	2,065,000
Rent	37,000	51,000	125,000	138,000
Depreciation and amortization	28,000	44,000	85,000	89,000
Professional fees	445,000	2,000,000	3,519,000	4,892,000
Research and development	137,000	542,000	590,000	1,202,000
Other general and administrative	154,000	118,000	381,000	426,000
Total Operating Expenses	992,000	3,142,000	6,012,000	8,812,000
Operating Loss	(796,000)	(3,116,000)	(5,789,000)	(8,702,000)

Other Income (Expense)
Interest and dividend income	—	—	—	4,000
Interest Expense	(135,000)	—	(239,000)	—
Gain on cancellation of shares	5,000	—	118,000	—
Unrealized loss on trading securities	(7,000)	(10,000)	(36,000)	(37,000)
Total Other Expense	(137,000)	(10,000)	(157,000)	(33,000)

Loss from continuing operations	(933,000)	(3,126,000)	(5,946,000)	(8,735,000)

Loss on discontinued operations	—	(28,000)	(2,000)	(132,000)

Net Loss	$(933,000)	$(3,154,000)	$(5,948,000)	$(8,867,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$—	$(0.02)	$(0.03)	$(0.05)

Loss on discontinued operations
Basic and Diluted earnings per share	$—	$—	$—	$—

Net Loss
Basic and Diluted earnings per share	$—	$(0.02)	$(0.03)	$(0.05)

Weighted Average Common Shares
Basic and Diluted	198,811,004	166,052,129	192,273,878	162,287,753

The accompanying notes are an integral part of these condensed consolidated financial statements.
4

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017 (Restated)	107,636	$11	20,000	$2	181,128,950	$18,112	$46,561,875	$(48,842,000)	$(2,262,000)
Common stock issued to related party for cash	—	—	—	—	500,000	50	49,950	—	50,000
Common stock issued for cash	—	—	—	—	6,200,000	620	854,380	—	855,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	624,875	—	625,000
Fair value of common stock, options and warrants issued for services	—	—	—	—	6,608,781	661	2,349,339	—	2,350,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	743,000	—	743,000
Common stock cancelled on termination of service agreement	—	—	—	—	(642,500)	(64)	(117,936)	—	(118,000)
Fair value of common stock and warrants issued for litigation settlement	—	—	—	—	3,500,000	350	1,982,650	—	1,983,000
Debt discount on convertible notes payable	—	—	—	—	—	—	263,000	—	263,000
Net loss	—	—	—	—	—	—	—	(5,948,000)	(5,948,000)
Balance at September 30, 2018	107,636	$11	20,000	$2	198,545,231	$19,854	$53,311,133	$(54,790,000)	$(1,459,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss for the period	$(5,948,000)	$(8,867,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	2,000	132,000
Depreciation and amortization	85,000	90,000
Common stock issued for employee compensation	625,000	999,000
Common stock, options and warrants issued for services	2,350,000	3,518,000
Vesting of options and warrants granted for services	743,000	647,000
Gain on cancellation of common stock	(118,000)	—
Vesting of shares of common stock issued for services	—	46,000
Debt discount on convertible notes payable	147,000	—
Unrealized loss on trading securities	36,000	37,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(79,000)	19,000
Decrease in other receivables	—	100,000
Decrease (increase) in prepaid expenses	9,000	(31,000)
Decrease (increase) in other assets	10,000	(11,000)
Increase in accounts payable and accrued liabilities	373,000	68,000
Increase in accrued interest on short-term advances - related party	2,000	—
Increase in accrued interest on line of credit - related party	45,000	—
Increase in accrued interest on convertible notes payable	18,000	—
Net Cash Used in Operating Activities from Continuing Operations	(1,700,000)	(3,253,000)
Net Cash Used in Operating Activities from Discontinued Operations	(2,000)	(66,000)
Net Cash Used in Operating Activities	(1,702,000)	(3,319,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	(25,000)	(100,000)
Net Cash Used in Investing Activities	(25,000)	(100,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	905,000	300,000
Proceeds from short-term advances - related party	178,000	—
Proceeds from line of credit - related party	200,000	200,000
Proceeds from convertible notes payable	400,000	—
Net Cash Provided by Financing Activities	1,683,000	500,000

Net Decrease in Cash	(44,000)	(2,919,000)
Cash and cash equivalents at beginning of period	86,000	3,204,000
Cash and cash equivalents at end of period	$42,000	$285,000

The accompanying notes are an integral part of these condensed consolidated financial statements.
6

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)(Continued)

	For the Nine Months Ended September 30,
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

Nine Months Ended September 30, 2018 and 2017

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

As shown in the accompanying financial statements, for the nine months ended September 30, 2018, the Company recorded a net loss from continuing operations of $5,946,000 and utilized cash in continuing operations of $1,700,000. As of September 30, 2018, our cash balance was $42,000 and we had trading securities of $12,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through the next twelve months. However, management cannot make any assurances that such financing will be secured.

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

The basic and fully diluted shares for the nine months ended September 30, 2018 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 412,099, Options – 13,740,000, Warrants – 8,800,000) would have had an anti-dilutive effect due to the Company generating a loss for the nine months ended September 30, 2018.

The basic and fully diluted shares for the three months ended September 30, 2018 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 412.099, Options – 13,740,000, Warrants – 8,800,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended September 30, 2018.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

The basic and fully diluted shares for the nine months ended September 30, 2017 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 318,654, Options – 6,270,000, Warrants – 1,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the nine months ended September 30, 2017.

The basic and fully diluted shares for the three months ended September 30, 2017 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 318,654, Options – 6,270,000, Warrants – 1,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended September 30, 2017.

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

During the August 2018, the Company capitalized $25,000 pursuant to a licensing agreement for the non-exclusive, limited right to incorporate certain intellectual property (IP) from Steven Universe, a popular animated television series on Cartoon Network into our game Steven Universe: Tap Together. Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store in August 9, 2018. The Company amortizes the capitalized cost on a straight-line basis over an estimated life of 4.42 years, which approximates the term of the license.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

In addition, we also acquired the game titled Battlewack: Idle Lords for $100,000, pursuant to settlement with the game owner and developer. Battlewack: Idle Lords requires additional development before it can be released.

During the three and nine months ended September 30, 2018, the Company recorded amortization expense of $19,000 and $53,000, respectively. As of September 30, 2018 and December 31, 2017, the unamortized capitalized gaming assets and licensing rights amounted to $716,000 and $743,000 respectively.

Software Development Costs

Costs incurred for software development are expensed as incurred. During the nine months ended September 30, 2018 and 2017, the Company incurred $590,000 and $1,202,000 in software development costs paid to independent gaming software developers.

During the three months ended September 30, 2018 and 2017, the Company incurred $137,000 and $542,000 in software development costs paid to independent gaming software developers.

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

Game Revenues

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

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

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

Service Revenues

We recently offered professional legal and accounting services to a related Limited Liability Company (see note 4). Our professional services arrangements are either fixed-fee billing or time-and-material billing arrangements. In fixed-fee billing arrangements, we agree to a predetermined fee for a predetermined set of professional services. We set the fee based upon our estimate of the time and costs necessary to complete the engagements. Under time-and-materials billing arrangements, the fee is based on the number of hours worked at the agreed upon billing rates. We recognized service revenue upon completion of the service and billing of the client.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

NOTE 2 - TRADING SECURITIES

Investments in securities are summarized as follows:

	Fair Value at	Gain on	Unrealized	Fair Value at
Year	Beginning of Year	Sale	Loss	September 30, 2018
2018	$48,000	$—	$(36,000)	$12,000

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 12,000	$ 12,000	$ —	$ —
Money market funds	1,000	1,000	—	—
Total	$ 13,000	$ 13,000	$ —	$ —

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 48,000	$ 48,000	$ —	$ —
Money market funds	36,000	36,000	—	—
Total	$ 84,000	$ 84,000	$ —	$ —

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2018	December 31, 2017

Equipment	$28,000	$28,000
Furniture & fixtures	114,000	114,000
Leasehold improvements	107,000	107,000
	249,000	249,000
Less: accumulated depreciation and amortization	(146,000)	(115,000)
Property and Equipment, Net	$103,000	$134,000

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $31,000 and $35,000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due February 28, 2019. As of September 30, 2018, the Company has borrowed $1,000,000 and accrued interest of $52,000.

During the nine months ended September 30, 2018, the Company received an additional $180,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The $180,000 short-term advances are due upon demand.

During the nine months ended September 30, 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

During the nine months ended September 30, 2018, the Company, received $80,000 in revenue for professional services rendered to a related Limited Liability Company whose mangers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc.

NOTE 5 – CONVERTIBLE NOTES

On April 20, 2018, (modified May 22, 2018) the Company issued a $165,000 (originally $158,000) convertible note with original issue discount (OID) of $15,000 and bearing interest at 8% per annum. The note matures on April 20, 2019 and is convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company has determined the note to contain a beneficial conversion feature valued as $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 116,000 shares of the company’s restricted common stock valued at $34,000 based upon the closing price of the Company stock on the date of the modified agreement and recorded as a discount to the debt agreement. During the nine months ended September 30, 2018 the Company has accrued interest for this note in the amount of $6,000. At September 30, 2018, the principal balance together with total accrued interest of $6,000 is recorded on the Company’s consolidated balance sheets net of discounts of $80,000.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

On May 22, 2018, the Company issued a $275,000 convertible note with original issue discount (OID) of $25,000 and bearing a one-time interest charge at 8%. The note matures on January 22, 2019 and is convertible into the Company’s restricted common stock at $0.25 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company has determined the note to contain a beneficial conversion feature valued as $40,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The noteholder was also granted detachable 5-year warrants to purchase 500,000 shares of the company’s restricted common stock at an exercise price of $2.00 per share. The warrants were valued at $45,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 200,000 shares of the company’s restricted common stock valued at $58,000 based upon the closing price of the Company stock on the date of the agreement and recorded as a discount to the debt agreement. During the nine months ended September 30, 2018 the Company has accrued interest for this note in the amount of $12,000. At September 30, 2018, the principal balance together with total accrued interest of $12,000 is recorded on the Company’s consolidated balance sheets net of discounts of $222,000.

The following table summarized the Company's convertible notes payable as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Beginning Balance	$—	$—
Proceeds from the issuance of convertible notes, net of issuance discounts	137,000	—
Repayments	—	—
Conversion of notes payable into common stock	—	—
Amortization of discounts	147,000	—
Accrued Interest	18,000	—
Ending Balance	$302,000	$—

Convertible notes, short term	$440,000	$—

Debt discounts	$156,000	$—

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

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000. The total value of the settlement, $1,983,000 was computed using the Black-Scholes Option Pricing Model and was recorded as litigation settlement liability on the accompanying consolidated balance sheet as of December 31, 2017 and recognized on the settlement date as a reduction to the litigation settlement liability. There is no further litigation settlement liability on the accompanying consolidated balance sheets as of September 30, 2018.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

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

On November 2, 2018, counsel for Defendants filed a joint motion to dismiss the SEC’s suit in its entirety, primarily on the basis that the SEC’s complaint fails to allege facts sufficient to state viable causes of action. All three defendants assert that the SEC has failed to satisfy its heightened pleadings requirement for stating viable claims for market manipulation. All three Defendants also sought dismissal based upon the expiration of the applicable statute of limitations and based upon the SEC’s alleged failure to file suit within the statutory deadline for doing so as codified under the Dodd-Frank Act of 2010. This failure, Defendants argue, deprives the SEC of jurisdiction to pursue its claims against all Defendants. In addition to the foregoing, the Company further moved for dismissal of the alleged Section 7(a) Investment Company Act violation based upon the SEC’s failure to establish that the Company fit the statutory definition of an Investment Company, as that term is defined under the Investment Company Act; i.e., the Company met one of the statutory exceptions to what is and is not an Investment Company for purposes of having to register as such under the Act. The Company does not expect a decision on its motion to dismiss for at least two to four months.

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

Game Development Agreements

The Company is party to various game development agreements. Payments are contingent upon the developer(s) meeting specified milestones and game performance. Pursuant to these agreements, the Company has agreed to pay up to $265,000 during the period from October 2018 through March 2019.

Common Stock To Be Issued

The Company is party to various third-party service agreements to be paid through the issuance of the company’s restricted common stock. Contingent upon the third parties providing the agreed upon services, the Company will issue up to 725,000 restricted common shares and 200,000 common stock warrants at various intervals during the period from October 2018 through October 2019. The shares will be recorded at fair value on the date earned under the respective agreements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

NOTE 7 – EQUITY TRANSACTIONS

Common Stock:

Nine Months Ended September 30, 2018:

During the nine months ended September 30, 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

During the nine months ended September 30, 2018, the Company issued an aggregate of 6,200,000 shares of restricted common stock to third parties for cash of $855,000.

During the nine months ended September 30, 2018, the Company issued an aggregate of 1,250,000 shares of restricted common stock to employees with a total fair value of $625,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $625,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the nine months ended September 30, 2018, the Company issued an aggregate of 6,608,781 shares of restricted common stock to consultants with a total fair value of $2,350,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $2,350,000 upon issuance. The shares issued were valued at the date earned under the respective agreements based upon closing market price of the Company’s common stock.

During the nine months ended September 30, 2018, the Company cancelled an aggregate of 625,000 shares of restricted common stock on termination of a third-party service agreement with a total fair value on the date of termination of $207,000. The Company recorded a gain on cancellation of $113,000 for the portion of shares (375,000) issued during 2017 and reversed expenses of $94,000 for the portion of shares (250,000) issued during 2018. The shares issued were valued at the termination date of the agreement based upon closing market price of the Company’s common stock.

During the nine months ended September 30, 2018, the Company cancelled an aggregate of 17,500 shares of restricted common stock due to the violation of certain gating provisions of a third-party service agreement. The total fair value on the date of termination was $5,000 based upon closing market price of the Company’s common stock. The Company recorded a gain on cancellation of $5,000.

On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company issued 3,500,000 common shares valued at $1,050,000. The shares issued were valued at the July 12, 2018 court approval date based upon closing market price of the Company’s common stock. Total fair value of the shares was computed using the Black-Scholes Option Pricing Model and was fully recognized on the issuance date as a reduction to the litigation settlement liability on the accompanying consolidated balance sheets as of September 30, 2018.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2017	13,320,000	$1.74
Granted	420,000	1.00
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2018	13,740,000	$1.72
Exercisable, September 30, 2018	13,065,000	$1.60

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

During the year ended December 31, 2017, the Company granted stock options to a consultant to purchase a total of 420,000 shares of common stock. During the nine months ended September 30, 2018, the Company renewed the contract for an additional year and granted the consultant an additional 420,000 stock options with a total fair value of $115,000. A total of 350,000 vested during 2017, 315,000 options vested during the nine months ended September 30, 2018 while the remaining 175,000 options will vest through February 2019 at a rate of 35,000 shares per month. The options are exercisable at $1.00 per share and will expire over 4 years. The fair values of the options are recorded at their respective grant dates computed using the Black-Scholes Option Pricing Model. During the nine months ended September 30, 2018, the Company recognized $109,000 in compensation expense based upon the vesting of outstanding options. As of September 30, 2018, the unamortized compensation expense for unvested options was $48,000 which will be recognized over the vesting period.

The weighted average exercise prices, remaining lives for options granted, and exercisable as of September 30, 2018 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	8,000,000	1.92	$0.50	8,000,000	$0.50
$1.00	1,490,000	1.07 – 3.36	$1.00	1,315,000	$1.00
$2.50	1,250,000.25		$2.50	1,250,000	$2.50
$5.00	3,000,000	1.25	$5.00	2,500,000	$5.00
	13,740,000		$1.72	13,065,000	$1.60

At September 30, 2018, the Company’s closing stock price was $0.24 per share. As all outstanding options had an exercise price greater than $0.24 per share, there was no intrinsic value of the options outstanding at September 30, 2018.

The following table summarizes options granted with vesting terms activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, December 31, 2017	70,000	$1.00
Granted	420,000	1.00
Vested	(315,000)	1.00
Forfeited	—	—
Non-vested, September 30, 2018	175,000	$1.00

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2017	1,700,000	$1.06
Granted	7,100,000	0.55
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2018	8,800,000	$0.65
Exercisable, September 30, 2018	8,800,000	$0.65

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

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

In April 2018, in combination with a 12-month convertible promissory note, the Company granted warrants to purchase a total of 500,000 shares of restricted common stock with exercise prices ranging from $0.375 to $0.625 and will expire April 20, 2021. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note and the warrants based on the relative fair values which resulted in proceeds of $61,000 allocated to the warrants and recorded as paid in capital and debt discount. The debt discount will be amortized over the life of the note as interest expense. During the nine months ended September 30, 2018, the Company recognized $27,000 of debt discount interest. As of September 30, 2018, the unamortized debt discount was $34,000 which will be recognized over the life of the note.

In May 2018, in combination with an 8-month convertible promissory note, the Company granted warrants to purchase a total of 200,000 shares of restricted common stock with an exercise prices of $2.00 and will expire May 22, 2023. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note and the warrants based on the relative fair values which resulted in proceeds of $32,000 allocated to the warrants and recorded as paid in capital and debt discount. The debt discount will be amortized over the life of the note as interest expense. During the nine months ended September 30, 2018, the Company recognized $17,000 of debt discount interest. As of September 30, 2018, the unamortized debt discount was $15,000 which will be recognized over the life of the note.

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

On July 12, 2018, pursuant to a court approved Joint Motion for Order Approving Settlement Agreement, the Company issued warrants to purchase a total of 3,500,000 shares of common stock with exercise prices ranging from $0.25 to $0.75 and will expire July 11, 2023. The warrants are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $933,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant as a reduction to the litigation settlement liability on the accompanying consolidated balance sheets as of September 30, 2018.

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of September 30, 2018, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	2.25
$0.25	1,000,000	4.78
$0.375	200,000	2.56
$0.40	1,200,000	2.28
$0.50	3,000,000	0.08 – 4.78
$0.625	100,000	2.56
$0.75	1,250,000	2.66 – 4.78
$1.00	250,000	2.66
$1.50	500,000	0.25
$2.00	700,000	0.25 – 4.64
	8,800,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

At September 30, 2018, the Company’s closing stock price was $0.24 per share. The Company had 600,000 warrants outstanding with exercise prices less than $0.24 with an intrinsic value of $138,000 at September 30, 2018.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2018:

Nine Months Ended September 30,
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

Shares Reserved:

At September 30, 2018, the Company has reserved 30,000,000 shares of common stock in connection with 2 convertible notes with detachable warrants and 3,500,000 shares of common stock in connection with the court approves settlement agreement for a total of 33,500,000 reserved shares of common stock.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

The following table summarizes the assets and liabilities of our discontinued restaurant segment's discontinued operations as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Assets:
Total Assets	$—	$—

Liabilities:
Accounts payable and accrued liabilities	$22,000	$22,000
Total Liabilities	$22,000	$22,000

The following table summarizes the results of operations of our discontinued restaurant for the three and nine months ended September 30, 2018 and 2017 and is included in the consolidated statements of operations as discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$421,000
Cost of sales	—	—	—	134,000
Gross Margin	—	—	—	287,000
Expenses
Labor and related expenses	—	—	—	178,000
Rent	—	—	1,000	82,000
Depreciation and amortization	—	—	—	20,000
Professional fees	—	23,000	—	26,000
Other general and administrative	—	5,000	1,000	94,000
Total Operating Expenses	—	28,000	2,000	400,000
Operating Income (Loss)	—	(28,000)	(2,000)	(113,000)
Other Income (Expense)
Loss on disposal of assets	—	—	—	(19,000)
Income (Loss) on discontinued operations	$—	$(28,000)	$(2,000)	$(132,000)

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued 295,000 shares of common stock pursuant to various third-party service agreements.

On October 16, 2018, the Company issued 300,000 restricted common shares as part of the base salary pursuant to an employment contract with one officer of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2018, and we undertake no duty to update this information.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2018 TO 2017

The consolidated results of continuing operations for the nine months ended September 30, 2018 and 2017 are as follows:

	Digital Media	Corporate	Consolidated

Nine Months Ended September 30, 2018
Revenues	$143,000	$80,000	$223,000
Labor and related expenses	(218,000)	(1,094,000)	(1,312,000)
Rent	(16,000)	(109,000)	(125,000)
Depreciation and amortization	(54,000)	(31,000)	(85,000)
Professional fees	(280,000)	(3,239,000)	(3,519,000)
Research and development	(590,000)	—	(590,000)
Other general and administrative	(188,000)	(193,000)	(381,000)
Operating loss	(1,203,000)	(4,586,000)	(5,789,000)

Other expense	(25,000)	(132,000)	(157,000)
Loss from continuing operations	$(1,228,000)	$(4,718,000)	$(5,946,000)

Nine Months Ended September 30, 2017
Revenues	$110,000	$—	$110,000
Labor and related expenses	(800,000)	(1,265,000)	(2,065,000)
Rent	(30,000)	(108,000)	(138,000)
Depreciation and amortization	(52,000)	(37,000)	(89,000)
Professional fees	(469,000)	(4,423,000)	(4,892,000)
Research and development	(1,202,000)	—	(1,202,000)
Other general and administrative	(266,000)	(160,000)	(426,000)
Operating loss	(2,709,000)	(5,993,000)	(8,702,000)

Other expense	—	(33,000)	(33,000)
Loss from continuing operations	$(2,709,000)	$(6,026,000)	(8,735,000)

Results of Operations - For the nine months ended September 30, 2018 the Company had a loss from continuing operations of $5,946,000 compared to a loss from continuing operations of approximately $8,735,000 for the nine months ended September 30, 2017. This change is due primarily to decreases in labor and related expenses of $753,000, rent of $13,000, depreciation and amortization of $4,000, professional fees of $1,373,000, research and development of $612,000 and other general and administrative costs of $45,000 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

More detailed explanation of the nine months ended September 30, 2018 and 2017 changes are included in the following discussions.

Total Revenues - For the nine months ended September 30, 2018 and 2017, the Company had total revenue of $223,000 and $110,000, respectively, for an increase of $113,000. This change is due to the launch of our new game Steven Universe: Tap Together on August 2, 2018 which contributed to game revenues of $143,000 for the nine months ended September 30, 2018 compared to game revenues $110,000 for the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2018, the Company, received $80,000 in revenue for professional services rendered to a related Limited Liability Company whose mangers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. Management plans to expand its mobile application and game development and monetization efforts and believes through continued promotion of and user acquisition for Steven Universe: Tap Together, anticipated updates to Pocket Starships with Star Trek IP, and the acquisition of a new games during 2019 will bring increased revenues in the coming year.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the nine months ended September 30, 2018 the company had total labor and related expenses of $1,312,000 with $671,000 being settled in cash and $641,000 being paid in restricted common stock and vesting of options recorded at fair value. For the nine months ended September 30, 2017 the company had total labor and related expenses of $2,065,000 with $730,000 being settled in cash and $1,335,000 being paid in restricted stock and vesting of options recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased $13,000 from $138,000 for the nine months ended September 30, 2017 to $125,000 for the nine months ended September 30, 2018. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. From July 2017 through March 31, 2018 we leased office space in Berlin, Germany for EUR 3,570 per month. The Berlin office was used by leased employees hired by the Company for the operation of our Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $275 - $325 per month per desk.

Depreciation and amortization expenses decreased by approximately $4,000 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Depreciation and amortization expenses are attributable to depreciation of the $249,0000 of property and equipment acquired during 2015 and 2016, amortization of the $481,000 of gaming assets acquired during fourth quarter 2017 and $25,000 of capitalized licensing rights placed in service during third quarter 2018.

Professional fees decreased $1,373,000 from $4,892,000 for the nine months ended September 30, 2017 to $3,519,000 for the nine months ended September 30, 2018. Professional fees during 2018 included the grant of 6,608,781 shares of restricted common stock, 420,000 options and 2,900,000 warrants to purchase restricted common stock issued to third parties for consulting services, public relations, and other professional fees with a total fair value of $3,076,000. The remaining $443,000 is due to $362,000 in legal, accounting and other professional service needs, $65,000 for public relations, and $16,000 in consulting services related to our digital media operations. Professional fees during the nine months ended September 30, 2017 included the grant of 11,854,833 shares of restricted common stock and 870,000 option issued to third parties for consulting services, public relations and vesting of shares of restricted common stock recorded at fair value of $3,876,000. The remaining $1,016,000 is due to $209,000 in legal, accounting and other professional service needs, $598,000 for public relations, and $209,000 in consulting services related to our digital media operations.

Research and development costs. During the nine months ended September 30, 2018, the Company incurred research and development costs of $590,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $1,202,000 during the nine months ended September 30, 2017.

Other general and administrative expenses decreased $45,000 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease can be attributed primarily to marketing costs that decreased by $115,000, travel costs that decreased by $20,000 and $8,000 in various other general and administrative cost decreases, offset by increased game operating costs of $98,000.

The Company had interest expense on a related party line of credit, convertible notes payable and accrued expenses of $239,000 for the nine months ended September 30, 2018. The company did not have interest expense for the nine months ended September 30, 2017.

The Company cancelled an aggregate of 642,500 shares of restricted common stock with a total fair value on the date of cancellation of $212,000. The Company recorded a gain on cancellation of $118,000 during the nine months ended September 30, 2018. The company did not have a gain on cancellation of shares for the nine months ended September 30, 2017.

The Company had unrealized losses on trading securities of $36,000 for the nine months ended September 30, 2018 compared to unrealized losses of $37,000 for the nine months ended September 30, 2017. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2018 TO 2017

The consolidated results of continuing operations for the three months ended September 30, 2018 and 2017 are as follows:

	Digital Media	Corporate	Consolidated

Three Months Ended September 30, 2018
Revenues	$116,000	$80,000	$196,000
Labor and related expenses	(69,000)	(122,000)	(191,000)
Rent	(1,000)	(36,000)	(37,000)
Depreciation and amortization	(18,000)	(10,000)	(28,000)
Professional fees	(113,000)	(332,000)	(445,000)
Research and development	(137,000)	—	(137,000)
Other general and administrative	(93,000)	(61,000)	(154,000)
Operating loss	(315,000)	(481,000)	(796,000)

Other expense	(10,000)	(127,000)	(137,000)
Loss from continuing operations	$(325,000)	$(608,000)	$(933,000)

Three Months Ended September 30, 2017
Revenues	$26,000	$—	$26,000
Labor and related expenses	(249,000)	(138,000)	(387,000)
Rent	(15,000)	(36,000)	(51,000)
Depreciation and amortization	(30,000)	(14,000)	(44,000)
Professional fees	(164,000)	(1,836,000)	(2,000,000)
Research and development	(542,000)	—	(542,000)
Other general and administrative	(74,000)	(44,000)	(118,000)
Operating loss	(1,048,000)	(2,068,000)	(3,116,000)

Other expense	—	(10,000)	(10,000)
Loss from continuing operations	$(1,048,000)	$(2,078,000)	$(3,126,000)

Results of Operations - For the three months ended September 30, 2018 the Company had a loss from continuing operations of $933,000 compared to a loss from continuing operations of approximately $3,126,000 for the three months ended September 30, 2017. This change is due primarily to decreases in labor and related expenses of $196,000, rent of $14,000, depreciation and amortization of $16,000, professional fees of $1,555,000, research and development of $405,000 and increases in other general and administrative costs $36,000 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

More detailed explanation of the three months ended September 30, 2018 and 2017 changes are included in the following discussions.

Total Revenues - For the three months ended September 30, 2018 and 2017, the Company had total revenue of $196,000 and $26,000, respectively, for an increase of $170,000. This change is due to the launch of our new game Steven Universe: Tap Together on August 2, 2018 which contributed to game revenues of $116,000 for the three months ended September 30, 2018 compared to game revenues $26,000 for the three months ended September 30, 2017. Additionally, during the three months ended September 30, 2018, the Company, received $80,000 in revenue for professional services rendered to a related Limited Liability Company whose mangers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. Management plans to expand its mobile application and game development and monetization efforts and believes through continued promotion and user acquisition of Steven Universe: Tap Together, anticipated updates to Pocket Starships with Star Trek IP, and the acquisition of a new games during 2019 will bring increased revenues in the coming year.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the three months ended September 30, 2018 the company had total labor and related expenses of $191,000 with $186,000 being settled in cash and $5,000 being paid in vesting of options recorded at fair value. For the three months ended September 30, 2017 the company had total labor and related expenses of $387,000 with $220,000 being settled in cash and $167,000 being paid in restricted stock recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased $14,000 from $51,000 for the three months ended September 30, 2017 to $37,000 for the three months ended September 30, 2018. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. From July 2017 through March 31, 2018 we leased office space in Berlin, Germany for EUR 3,570 per month. The Berlin office was used by leased employees hired by the Company for the operation of our Pocket Starships game. Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $275 - $325 per month per desk.

Depreciation and amortization expenses decreased by approximately $16,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Depreciation and amortization expenses are attributable to depreciation of the $249,0000 of property and equipment acquired during 2015 and 2016, amortization of the $481,000 of gaming assets acquired during fourth quarter 2017 and $25,000 of capitalized licensing rights placed in service during third quarter 2018.

Professional fees decreased $1,555,000 from $2,000,000 for the three months ended September 30, 2017 to $445,000 for the three months ended September 30, 2018. This decrease is Professional fees during 2018 included the grant of 904,999 shares of restricted common stock and vesting of 105,000 options to purchase restricted common stock issued to third parties for consulting services, public relations, and other professional fees with a total fair value of $265,000. The remaining $180,000 is due to $155,000 in legal, accounting and other professional service needs, $19,000 for public relations, and $6,000 in consulting services related to our digital media operations. Professional fees during the three months ended September 30, 2017 included the grant of 9,139,833 shares of restricted common stock and 450,000 option issued to third parties for consulting services, public relations and vesting of shares of restricted common stock recorded at fair value of $1,705,000. The remaining $295,000 is due to $43,000 in legal, accounting and other professional service needs, $181,000 for public relations, and $71,000 in consulting services related to our digital media operations.

Research and development costs. During the three months ended September 30, 2018, the Company incurred research and development costs of $137,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $542,000 during the three months ended September 30, 2017.

Other general and administrative expenses increased $36,000 for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase can be attributed primarily to game operating which increased $44,000 and insurance costs which increased $13,000 offset by marketing costs which decreased by $6,000 and various other general and administrative cost decreases.

The Company had interest expense on a related party line of credit, convertible notes payable and accrued expenses of $135,000 for the three months ended September 30, 2018. The company did not have interest expense for the three months ended September 30, 2017.

The Company cancelled an aggregate of 17,500 shares of restricted common stock with a total fair value on the date of cancellation of $5,000. The Company recorded a gain on cancellation of $5,000 during the three months ended September 30, 2018. The company did not have a gain on cancellation of shares for the three months ended September 30, 2017.

The Company had unrealized losses on trading securities of $7,000 for the three months ended September 30, 2018 compared to unrealized losses of $10,000 for the three months ended September 30, 2017. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

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

The Company has generated a net loss from continuing operations for the nine months ended September 30, 2018 of approximately $5,946,000. As of September 30, 2018, the Company had current assets of $163,000, which included cash and cash equivalents of $42,000, accounts receivable of $83,000 and trading securities of approximately $12,000.

During the nine months ended September 30, 2018, the Company has met its capital requirements through a combination of collection of receivables, the sale of restricted common stock of $905,000, related party short-term advances of $178,000, borrowing from a related party line of credit of $200,000, convertible debt borrowing from third-party lenders of $400,000, and through the use of existing cash reserves.

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

Operating Activities - For the nine months ended September 30, 2018, the Company used cash in operating activities from continuing operations of $1,700,000. For the nine months ended September 30, 2017, the Company used cash in operating activities of $3,253,000. Operating activities consist of corporate overhead and development of our digital media publishing, advertising and gaming operations. Decreases are due to increased revenues combined with decreases in cash settled labor and related expenses, rent, professional fees, game development costs, and other general and administrative expenses. See the above results of operations discussion for more details.

Investing Activities – During the nine months ended September 30, 2018, the Company used cash of $25,000 for the purchase of software licensing rights. During the nine months ended September 30, 2017, the Company used cash of $100,000 for the purchase of software licensing rights.

Financing Activities - During the nine months ended September 30, 2018, the Company sold 6,700,000 shares of restricted common stock to third parties and one related party for $905,000, borrowed $55,000 from a related party short-term advance, borrowed $200,000 from a related party line of credit, and borrowed $400,000 from convertible debt from third-party lenders. During the nine months ended September 30, 2017, the Company sold 750,000 shares of restricted common stock to a former officer/employee for $300,000.

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

As of September 30, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

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

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000. The total value of the settlement, $1,983,000 was computed using the Black-Scholes Option Pricing Model and was recorded as litigation settlement liability on the accompanying consolidated balance sheets as of December 31, 2017 and recognized on the settlement date as a reduction to the litigation settlement liability. There is no further litigation settlement liability on the accompanying consolidated balance sheets as of September 30, 2018.

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

On November 2, 2018, counsel for Defendants filed a joint motion to dismiss the SEC’s suit in its entirety, primarily on the basis that the SEC’s complaint fails to allege facts sufficient to state viable causes of action. All three defendants assert that the SEC has failed to satisfy its heightened pleadings requirement for stating viable claims for market manipulation. All three Defendants also sought dismissal based upon the expiration of the applicable statute of limitations and based upon the SEC’s alleged failure to file suit within the statutory deadline for doing so as codified under the Dodd-Frank Act of 2010. This failure, Defendants argue, deprives the SEC of jurisdiction to pursue its claims against all Defendants. The Company will answer these allegations in court. In addition to the foregoing, the Company further moved for dismissal of the alleged Section 7(a) Investment Company Act violation based upon the SEC’s failure to establish that the Company fit the statutory definition of an Investment Company, as that term is defined under the Investment Company Act; i.e., the Company met one of the statutory exceptions to what is and is not an Investment Company for purposes of having to register as such under the Act. The Company does not expect a decision on its motion to dismiss for at least two to four months.

The Company is being represented by Alex Spiro, Esq., a partner with the firm of Quinn Emmanuel, Urquhart & Sullivan, LLP and Marc S. Gottlieb, Esq., a partner with the firm of Ortoli Rosenstadt LLP.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July, August, September, October and November 2018, the Company issued 1,174,999 restricted common shares pursuant to third party service agreements. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

On July 12, 2018, the Company issued 3,500,000 common shares pursuant to a court approved litigation settlement agreement. The Company relied upon the Section 3(a)(10) exemption from the registration requirements of the 1933 Securities and Exchange Act; 15 U.S.C. §77a et seq.

On October 16, 2018, the Company issued 300,000 restricted common shares as part of the base salary pursuant to employment contracts with one officer of the Company. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

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

Dated: November 14, 2018

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

