Form 10-K
period 2018-12-31
SPYR, Inc.
filed 2019-04-01
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $28,602,554 based on 93,778,864 non affiliate shares outstanding at $0.305 per share.

As of March 29, 2018, there were 199,555,131 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 1,624,431 common shares), par value $0.0001.

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

For the Fiscal Year Ended December 31, 2018

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

Operating Losses

The Company has incurred net losses from operations of $7,110,000 and $15,643,000 for the years ended December 31, 2018 and 2017, respectively. Such operating losses reflect developmental and other administrative costs for 2018 and 2017. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations.

Future Capital Needs and Uncertainty of Additional Funding

Revenues are not yet sufficient to support the Company’s operating expenses and are not expected to reach such levels until the Company completes its expansion plans of building a portfolio of mobile games published and/or developed under its umbrella.

Our Business and Strategy

Our current strategy is to publish and market games developed by third-party developers with the potential to develop our own games, either by contracting with third-party developers or by building or acquiring an in-house development team and to acquire revenue-producing games or companies. As of the date of this annual report, we have not built or acquired an in-house development team but are currently in the process of exploring acquisitions in the mobile games space that would include a development team. We intend to generate revenues from the games based upon users paying for additional features and levels of game play, and from the sale of advertising in our games. Our games use the “free to play” model, which allows users to download the games onto their devices and play them at no cost. “Free to play” is a business model that has existed in videogames (and other industries) for quite some time but one that has, in the last 3-5 years, been adopted by a large number of game developers and publishers both big and small. The “free to play” model allows us to offer games that have zero cost barriers preventing players from trying our games. Players that choose to not continue with the game nonetheless still become marketing channels to their friends, who may become a critical mass of players who do choose to pay for optional aspects of the games, including customization, faster game progress, additional content and more effective competition against other players. There are no limitations on potential purchases, thus catering to the financial capabilities/preferences of all players. We monetize the games by offering features and opportunities within the games that allow players to spend money to unlock new game levels, items and features, as well as in game advertising.

Our Games

Contracting with a third-party developer, we released three games: “Plucky,” “Plucky Rush” and Rune Guardian in April, May and December 2015, respectively. They are available for free download on mobile devices in the Apple App Store and Google Play Store.

We entered into our first publication and marketing agreement on October 21, 2015 with Superplus Games Oy for the publication of “Retro Shot.” “Retro Shot” was fully launched in February of 2016 and is available for free download on mobile devices in the Apple App Store and Google Play Store.

We entered into our second publishing and marketing agreement on December 17, 2015 with Spectacle Games Publishing (“Spectacle Games”), for its “Massively Multiplayer Online Role Playing Game,” “Pocket Starships,” which is available in Google Play Store and the Amazon App Store for free download, and can also be played in a web browser, via hundreds of web portals around the world or on Facebook’s “Game Room” and VK.com.

Pocket Starships is a space warfare themed game that is available to be played regardless of what operating system the player uses, whether that is a Google Android device, including phones and tablets from a variety of hardware manufacturers using the Android operating system, or an Amazon Fire OS device such as a Kindle. Pocket Starships is also available to play on the Internet in any web browser at www.pocketstarships.com. Pocket Starships’ software engine allows players worldwide to play against each other in real time and in the same game “universe,” regardless of what platform is used. Thus, players can play Pocket Starships in the same game universe regardless of whether they are playing in a web browser at their desk or using an iPhone on the other side of the planet. Pocket Starships’ game play is hardware and software agnostic, so regardless of device all users have the same game experience.

In June 2016, we obtained an exclusive option to purchase all assets pertaining to Pocket Starships (the “Option”) in consideration for 3,750,000 cash-based options, exercisable as follows: (a) 500,000 shares at $1.00 per share, expiring on December 31, 2017; (b) 750,000 shares at $2.50 per share, expiring on December 31, 2018; and (c) 2,500,000 shares at $5.00 per share, expiring on December 31, 2019. Under the Option, had the Company decided to exercise the Option, it would have purchased the assets for a cash payment of $5,000,000 plus $10,000,000 worth of shares of the Company’s common stock, valued at the time of closing of the purchase. The exclusive Option was exercisable by us at any time, in our sole discretion, through December 31, 2020.

On October 23, 2017, we restructured and exercised the Option by entering into a definitive agreement pursuant to which SPYR® acquired all of the game related assets of Pocket Starships in a cashless transaction, including the publishing agreement with Spectacle. The original terms of the Option were terminated. As a result, SPYR® acquired rights to retain 100% of the revenue generated from the game and will be the sole owner of all of the assets related to the game. The acquisition included, among other assets, all Pocket Starships related intellectual property, the userbase, artwork, software, internet domains, game store accounts (such as App Store, Play Store, Amazon, and Facebook Gameroom), web portal accounts (Facebook, VK.com, Kongregate, etc.) and internet domains (www.pocketstarships.com). Under the terms of the agreement, the game's owner received 8,000,000 restricted shares of SPYR® stock (subject to resale gating provisions) and 8,000,000 three-year cash-based options exercisable at $0.50 per share.

During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the future release of an expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including The Next Generation, Deep Space Nine, and Voyager, through a trading card expansion.

During July 2017, the Company entered into an agreement with Reset Studios, LLC for the development of new idle tapper game called Steven Universe: Tap Together, which features characters and storylines from Cartoon Network’s Steven Universe. The Company has secured the necessary license to use the Steven Universe IP in the game through a license agreement with Cartoon Network. The game allows players to play as a team of their favorite Steven Universe characters to battle increasingly difficult enemies in order to unlock new characters and rewards. By performing simple actions such as tapping the screen, players can progress in the game even when they’re not actively playing. Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store on August 9, 2018.

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

Competition

The mobile game market is highly competitive and rapidly changing. Our ability to compete depends upon many factors within and outside our control, including the timely development and introduction of the mobile games we publish and market, and the related enhancements, functionality, performance, reliability, customer service and support and marketing efforts. Due to the relatively low barriers to entry in the mobile game market, we expect additional competition from other emerging companies. Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources that will compete for available users, developers, talent and third-party games. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the publishing and promotion of their mobile games. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Employees

As of December 31, 2018, the Company had 4 employees, none of whom is represented by a labor union.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

Our Offices

All administrative activities of the Company are conducted from the Company’s headquarters located at 4643 South Ulster Street, Suite 1510, Denver, Colorado 80237.

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015. The lease expires December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $143,000 to $152,000.

From October 17, 2016 to February 28, 2019 the Company leased shared office space for one employee in Redmond, Washington on a month to month basis at costs escalating from $225 to $325 per month per desk.

We believe that our existing office facilities are adequate for our needs. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000. The total value of the settlement, $1,983,000 was recorded as litigation settlement liability on the accompanying consolidated balance sheet as of December 31, 2017. As of December 31,2018, the above described common shares have been issued and warrants have been granted.

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

	High	Low
2018
First Quarter	$0.50	$0.25
Second Quarter	$0.40	$0.17
Third Quarter	$0.33	$0.13
Fourth Quarter	$0.25	$0.05
2017
First Quarter	$1.06	$0.46
Second Quarter	$0.70	$0.40
Third Quarter	$0.57	$0.10
Fourth Quarter	$0.40	$0.18

Dividends

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Approximate Number of Equity Security Holders

As of March 29, 2019, there were 190 direct holders of record of our Common Stock. Because shares of the Company’s Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is substantially larger than the number of stockholders of record.

The number of shareholders of record of the Company’s Common Stock as of March 29, 2019 was approximately 1,885.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-K that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2018, and we undertake no duty to update this information.

Plan of Operations

Through our wholly owned subsidiary SPYR APPS, LLC, d/b/a SPYR GAMES we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. Our primary focus is on the development and expansion of our mobile games and applications. We anticipate we will need to hire additional employees during 2019 to help with the development and marketing of existing and future games and applications.

During the past two years we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of our game Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the future release of an expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including Star Trek: The Next Generation, Star Trek: Deep Space Nine, and Star Trek: Voyager, through a trading card expansion. As of December 31, 2018, the company has not met certain development milestones and is in default under the licensing agreement with CBS. The Company is seeking an extension of time to meet these milestones and cure the default.

In addition, working together with the development team at Reset Studios LLC, we have developed. Steven Universe: Tap Together, a new tapper game featuring characters and storylines from Steven Universe, a popular animated television series on Cartoon Network. Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store on August 9, 2018.

Management’s plan for the next 12 months is to build upon this foundation and focus our efforts on marketing and optimizing user acquisition and retention. We will also continue to utilize the services of game developers for further development, enhancement and maintenance of the games as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships and the Steven Universe: Tap Together, we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. The Company may also decide to expand and/or diversify, through acquisition or otherwise, in other related or unrelated business areas if opportunities present themselves.

Comparison of 2018 To 2017

The consolidated results of continuing operations are as follows:

	Digital Media	Corporate	Consolidated

Year Ended December 31, 2018
Revenues	$258,000	130,000	$388,000
Labor and related expenses	272,000	1,286,000	1,558,000
Rent	17,000	146,000	163,000
Depreciation and amortization	74,000	41,000	115,000
Professional fees	353,000	3,110,000	3,463,000
Research and development	746,000	—	746,000
Other general and administrative	214,000	252,000	466,000
Operating loss	(1,418,000)	(4,705,000)	(6,123,000)

Other income (expense)	(610,000)	(377,000)	(987,000)
Loss from continuing operations	$(2,028,000)	$(5,082,000)	$(7,110,000)

Year Ended December 31, 2017
Revenues	$128,000	$—	$128,000
Labor and related expenses	889,000	1,469,000	2,358,000
Rent	43,000	143,000	186,000
Depreciation and amortization	56,000	49,000	105,000
Professional fees	680,000	4,875,000	5,555,000
Research and Development	1,666,000	—	1,666,000
Other general and administrative	288,000	214,000	502,000
Operating income (loss)	(3,494,000)	(6,750,000)	(10,244,000)

Other income (expense)	(5,385,000)	(14,000)	(5,399,000)
Income (loss) from continuing operations	$(8,879,000)	$(6,764,000)	$(15,643,000)
10

Results of Operations

For the year ended December 31, 2018 the Company had a loss from continuing operations of $7,110,000 compared to a loss from continuing operations of $15,643,000 for the year ended December 31, 2017. This $8,533,000 decrease is due primarily to restricted stock awards granted to employees and third-party service providers as compensation, recorded at fair value of $3,672,000 during the year ended December 31, 2018, compared to $5,860,000 during the year ended December 31, 2017. Other items contributing to the change included increases in revenue of $260,000, decreases in Labor and related costs settled in cash or accrued of $36,000, decreased in rent of $23,000, increases in depreciation and amortization of $10,000, decreases in professional fees settled in cash of $668,000, in software development costs of $920,000, and decreases in other general and administrative expenses of $36,000, and in other income and expenses of $4,412,000.

More detailed explanation of the year ended December 31, 2018 and 2017 changes are included in the following discussions.

Total Revenues - For the years ended December 31, 2018 and 2017, the Company had total sales of $388,000 and $128,000, respectively, for an increase of $260,000. This change is due to the launch of our new game Steven Universe: Tap Together on August 2, 2018 which contributed to game revenues of $258,000 for the year ended December 31, 2018 compared to game revenues $128,000 for the year ended December 31, 2017. Additionally, during the year ended December 31, 2018, the Company, received $130,000 in revenue for professional services rendered to a related Limited Liability Company whose mangers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. Management plans to expand its mobile application and game development and monetization efforts and believes through continued promotion of and user acquisition for Steven Universe: Tap Together, anticipated updates to Pocket Starships with Star Trek IP, and the acquisition of new games during 2019 will bring increased revenues in the coming year.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. The cost of labor and related expenses decreased $800,000 from $2,358,000 in 2017 to $1,558,000 in 2018. For the year ended December 31, 2018 the company had total labor and related expenses of $1,558,000 with $624,000 ($250,000 Digital Media and $374,000 Corporate) being settled in cash, $695,000 ($22,000 Digital Media and $673,000 corporate) being paid in restricted stock recorded at fair value, and accrued salaries of $239,000 (Corporate). For the year ended December 31, 2017 the company had total labor and related expenses of $2,358,000 with $899,000 ($387,000 Digital Media and $512,000 Corporate) being settled in cash and $1,459,000 ($502,000 Digital Media and $957,000 corporate) being paid in restricted stock recorded at fair value. At the digital media level, cash compensation decreased by $137,000, and the amounts paid in restricted stock recorded at fair value decreased by $480,000 for a net decrease of $617,000. At the corporate level, cash compensation decreased by $138,000, amounts paid in restricted stock recorded at fair value decreased by $284,000, while accrued compensation increased by $239,000 for a net decrease of $183,000. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased $23,000 from $186,000 for the year ended December 31, 2017 to $163,000 for the year ended December 31, 2018. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. From October 17, 2016 to February 28, 2019 the Company leased shared office space for one employee in Redmond, Washington on a month to month basis at costs escalating from $225 to $325 per month per desk. From September 1, 2016 to March 31, 2018 the Company leased shared office space in Berlin, Germany on a month to month basis at costs ranging from EUR 2,975 ($3,256) to EUR 3,570 ($4,190) per month for up to 10 people. The Berlin office was used by leased employees hired by the Company for the marketing and user acquisition for the Pocket Starships game.

Depreciation and amortization expenses increased by $10,000 for the year ended December 31, 2018 compared to the year ended December 31, 2017. Depreciation and amortization expenses are attributable to depreciation of the $247,0000 of property and equipment acquired during 2015 and 2016, amortization of the $481,000 of gaming assets acquired during fourth quarter 2017 and $25,000 of capitalized licensing rights placed in service during third quarter 2018.

Professional fees decreased $2,092,000 from $5,555,000 for the year ended December 31, 2017 to $3,463,000 for the year ended December 31, 2018. Professional fees during 2018 included the grant of 5,462,181 (net of cancellations of 642,500) shares of restricted common stock, 379,900 (net of forfeitures of 40,100) options and 8,400,000 warrants to purchase restricted common stock issued to third parties for consulting services, public relations, and other professional fees with a total fair value of $2,977,000. The remaining $486,000 is due to $379,000 in legal, accounting and other professional service needs, $81,000 for public relations, and $26,000 in consulting services related to our digital media operations. Professional fees during 2017 included the grant of 13,441,924 shares of restricted common stock, 920,000 options and 1,700,000 warrants to purchase restricted common stock issued to third parties for legal, public relations, and consulting services, and vesting of shares of restricted common stock with a total fair value of $4,401,000. The remaining $1,154,000 is due to $244,000 in legal, accounting and other professional service needs, $617,000 for public relations, and $293,000 in consulting services related to our digital media operations.

Research and development costs. During the year ended December 31, 2018, the Company incurred research and development costs of $746,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $1,666,000 during the year ended December 31, 2017.

Other general and administrative expenses decreased $36,000 for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease can be attributed primarily to marketing costs which decreased by $116,000, travel costs which decreased by $35,000, game operating costs which increased by $105,000 and various other general and administrative cost fluctuations.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $486,000 for the year ended December 31, 2018. The company had interest expense on a related party line of credit and accrued expenses of $11,000 for the year ended December 31, 2017.

As previously described, during 2017, the Company completed the acquisition of all assets that refer, relate or pertain to the real—time cross-platform MMO game commonly known and referred to as “Pocket Starships.” As consideration for the acquisition, the Company issued eight million shares of the Company’s restricted common stock valued at $3,200,000, options to purchase up to eight million shares of the Company’s restricted common stock valued at $2,452,000 and, assumed liabilities of $210,000 for a total purchase price of $5,862,000. The assets acquired are reported as part of capitalized gaming assets and licensing rights valued at $481,000 based upon discounted cash flows. The difference between purchase price and the capitalized value was recorded as loss on write down on assets of $5,381,000 for the year ended December 31, 2017. As of December 31, 2018, the Company had recorded total accumulated amortization $81,000 on these assets. The remaining $400,000 was recorded as a loss on write down of assets for the year ended December 31, 2018 based upon discounted cash flows.

During 2017, the Company capitalized $175,000 pursuant to a licensing agreement for the non-exclusive, limited right to incorporate certain intellectual property (IP) from various STAR TREK television series in to future updates to and expansions of the Pocket Starships game. As of December 31, 2018, the company has not met certain development milestones, is in default and has recognized an impairment loss of $175,000 in the consolidated statement of operations for the year ended December 31, 2018. The Company is seeking an extension of time to meet these milestones and cure the default.

The Company cancelled an aggregate of 642,500 shares of restricted common stock with a total fair value on the date of cancellation of $212,000. The Company recorded a gain on cancellation of $118,000 during the year ended December 31, 2018. The company did not have a gain on cancellation of shares for the year ended December 31, 2017.

The Company had unrealized losses on trading securities of $44,000 for the year ended December 31, 2018 compared to unrealized losses of $11,000 for the year ended December 31, 2017. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

As of December 31, 2018, the Company had deferred tax assets arising from net operating loss carry-forwards, capital loss carry-overs, unrealized losses on trading securities, and deductible temporary differences of approximately $23,800,000 compared to $23,400,000 at December 31, 2017. During the year ended December 31, 2018, the Company increased its net operating loss carry-forwards by approximately $2,500,000 and decreased its other deductible temporary differences by approximately $2,100,000. Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $5,005,000 against these potential future tax benefits. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

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

The Company has generated a net loss from continuing operations for the year ended December 31, 2018 of $7,110,000 and utilized cash in operations of $1,830,000. As of December 31, 2018, the Company had current assets of $111,000, which included cash and cash equivalents of $24,000, and trading securities of $4,000. The Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships and Steven Universe: Tap Together, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

During the years ended December 31, 2018 and 2017, the Company has met its capital requirements through a combination of collection of receivables, the sale restricted common stock of $905,000, borrowing from related party short-term advances of $313,000, borrowing from a related party line of credit of $200,000, borrowing from third-party convertible notes payable of $400,000 and through the use of existing cash reserves.

On April 20, 2018. the Company signed a convertible promissory note with a third-party lender for up to $475,000 (net of original issue discount of $25,000). The note is for 12 months with interest at 8% per annum on the unpaid principal amount. The note holder has the right, at any time on or after 181 calendar days after the date of the note, to convert all or any portion of the outstanding principal and interest into the Company’s restricted common stock at $0.20 per share. On April 26, 2018 the Company borrowed $150,000 on this note. The note holder has responded to an audit confirmation that he believes the note is in default, which the Company disputes. If it is determined that the note is in default, the amount of additional interest and damages would approximate $87,000. The Company has established a contingent liability of $87,000 which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2018 and reported as interest expense on the accompanying consolidated statement of operations for the year ended December 31, 2018.

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

As previously described, during the past two years we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of our game Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the future release of an expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including Star Trek: The Next Generation, Star Trek: Deep Space Nine, and Star Trek: Voyager, through a trading card expansion. As of December 31, 2018, the company has not met certain development milestones and is in default under the licensing agreement with CBS. The Company is seeking an extension of time to meet these milestones and cure the default.

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

Operating Activities - For the year ended December 31, 2018 and 2017, the Company used cash for operating activities of $1,830,000 and $4,118,000, respectively. Operating activities consist of corporate overhead and development of our digital games, advertising and game operations. Decreases are due to increased revenues combined with decreases in cash settled labor and related expenses, rent, professional fees, game development costs, and other general and administrative expenses. See the above results of operations discussion for more details.

Investing Activities - During the year ended December 31, 2017, the Company acquired $175,000 in licensing rights from CBS Consumer Products. During 2017, the Company paid $100,000 (of the $175,000) and during 2018 the Company paid another $50,000 leaving a balance due of $25.000 as of December 31, 2018. As of December 31, 2018, the company has not met certain development milestones, is in default and has recognized an impairment loss of $175,000 recorded as a loss on write down of assets in the consolidated statement of operations for the year ended December 31, 2018. The Company is seeking an extension of time from CBS to meet these milestones and cure the default. The licensing rights will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions.

Financing Activities – During the year ended December 31, 2018, the Company sold 6,700,000 shares of restricted common stock to third parties and one related party for $905,000, borrowed $313,000 from related party short-term advances, borrowed $200,000 from a related party line of credit, and borrowed $400,000 from convertible debt from third-party lenders.

During the year ended December 31, 2017, the Company sold 750,000 shares of restricted common stock to an existing shareholder and former officer/employee for cash of $300,000 and borrowed $800,000 from a related party line of credit.

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

We operate our games as live services that allow players to play for free. Within these games, players can purchase virtual items to enhance their game-playing experience. Our identified performance obligation is to display the virtual items within the game. Payment is required at time of purchase and the purchase price is a fixed amount.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Loss Contingencies

The Company is subject to various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

Recent Accounting Pronouncements

See Note 1 of the consolidated financial statements for discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Haynie & Company
Certified Public Accountants (a professional corporation)
50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SPYR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SPYR, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recognized recurring losses, negative cash flows from operations, and currently has minimal revenue producing activities. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Haynie & Company
Haynie & Company
Littleton, Colorado
April 1, 2019

We have served as the Company's auditor since 2018.

PrimeGlobal
An Association of Independent Accounting Firms

An independently owned member RSM US Alliance
RSM

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS		(Restated)
Current Assets:
Cash and cash equivalents	$24,000	$86,000
Accounts receivable, net	62,000	4,000
Prepaid expenses	21,000	35,000
Trading securities, at market value	4,000	48,000
Total Current Assets	111,000	173,000

Property and equipment, net	94,000	134,000
Capitalized gaming assets and licensing rights, net	122,000	743,000
Intangible assets, net	9,000	12,000
Other assets	6,000	16,000
TOTAL ASSETS	$342,000	$1,078,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$1,166,000	$528,000
Related party short-term advances	320,000	—
Related party line of credit	1,068,000	—
Convertible notes payable, net	432,000	—
Litigation settlement liability	—	1,983,000
Current liabilities of discontinued operations	22,000	22,000
Total Current Liabilities	3,008,000	2,533,000

Non-current related party line of credit	—	807,000
Total Liabilities	3,008,000	3,340,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of December 31, 2018 and 2017	11	11
20,000 Class E shares issued and outstanding
as of December 31, 2018 and 2017	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
198,305,131 and 181,128,950 shares issued and outstanding
as of December 31, 2018 and 2017	19,830	18,112
Additional paid-in capital	53,265,157	46,561,875
Accumulated deficit	(55,951,000)	(48,842,000)
Total Stockholders’ Equity	(2,666,000)	(2,262,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$342,000	$1,078,000

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
		(Restated)
Revenues	$258,000	$128,000
Related party service revenues	130,000	—
Gross Margin	388,000	128,000

Expenses
Labor and related expenses	1,558,000	2,358,000
Rent	163,000	186,000
Depreciation and amortization	115,000	105,000
Professional fees	3,463,000	5,555,000
Research and development	746,000	1,666,000
Other general and administrative	466,000	502,000
Total Operating Expenses	6,511,000	10,372,000
Operating Loss	(6,123,000)	(10,244,000)

Other Income (Expense)
Interest and dividend income	—	4,000
Interest Expense	(486,000)	(11,000)
Loss on write-down of assets	(575,000)	(5,381,000)
Gain on cancellation of shares	118,000	—
Unrealized gain (loss) on trading securities	(44,000)	(11,000)
Total Other Expense	(987,000)	(5,399,000)

Loss from continuing operations	(7,110,000)	(15,643,000)

Income (Loss) on discontinued operations	1,000	(132,000)

Net Loss	$(7,109,000)	$(15,775,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.04)	$(0.09)

Income (Loss) on discontinued operations
Basic and Diluted earnings per share	$—	$—

Net Loss
Basic and Diluted earnings per share	$(0.04)	$(0.09)

Weighted Average Common Shares
Basic and Diluted	193,493,890	166,433,807

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016 (Restated)	107,636	$11	20,000	$2	157,637,026	$15,763	$34,752,224	$(33,067,000)	$1,701,000
Common stock issued for cash	—	—	—	—	750,000	75	299,925	—	300,000
Compensation expense recorded upon sale of common stock	—	—	—	—	—	—	210,000	—	210,000
Fair value of common stock issued for employee compensation	—	—	—	—	2,050,000	205	1,108,795	—	1,109,000
Fair value of common stock and warrants issued for services	—	—	—	—	12,691,924	1,269	3,756,731	—	3,758,000
Fair value of common stock issued for game acquisition	—	—	—	—	8,000,000	800	3,199,200	—	3,200,000
Fair value of options granted for game acquisition	—	—	—	—	—	—	2,452,000	—	2,452,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	737,000	—	737,000
Vesting of shares of common stock issued for services	—	—	—	—	—	—	46,000	—	46,000
Net loss (Restated)	—	—	—	—	—	—	—	(15,775,000)	(15,775,000)
Balance at December 31, 2017 (Restated)	107,636	$11	20,000	$2	181,128,950	$18,112	$46,561,875	$(48,842,000)	$(2,262,000)
Common stock issued to related party for cash	—	—	—	—	500,000	50	49,950	—	50,000
Common stock issued for cash	—	—	—	—	6,200,000	620	854,380	—	855,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,550,000	155	672,845	—	673,000
Fair value of common stock and warrants issued for services	—	—	—	—	6,068,681	607	1,967,393	—	1,968,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	1,031,000	—	1,031,000
Common stock cancelled on termination of service agreement	—	—	—	—	(642,500)	(64)	(117,936)	—	(118,000)
Fair value of common stock and warrants issued for litigation settlement	—	—	—	—	3,500,000	350	1,982,650	—	1,983,000
Debt discount on convertible notes payable	—	—	—	—	—	—	263,000	—	263,000
Net loss	—	—	—	—	—	—	—	(7,109,000)	(7,109,000)
Balance at December 31, 2018	107,636	$11	20,000	$2	198,305,131	$19,830	$53,265,157	$(55,951,000)	$(2,666,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
		(Restated)
Cash Flows From Operating Activities:
Net loss for the period	$(7,109,000)	$(15,775,000)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on discontinued operations	(1,000)	132,000
Loss on write-down of assets	575,000	5,381,000
Depreciation and amortization	115,000	105,000
Compensation expense recorded upon sale of common stock	—	210,000
Common stock issued for employee compensation	673,000	1,109,000
Common stock issued for professional fees	1,968,000	3,758,000
Vesting of options and warrants granted for services	1,031,000	737,000
Gain on cancellation of common stock	(118,000)	—
Vesting of shares of common stock issued for services	—	46,000
Amortization of debt discounts on convertible notes payable	241,000	—
Unrealized loss on trading securities	44,000	11,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	(58,000)	27,000
Decrease in other receivables	—	100,000
(Increase) decrease in prepaid expenses	14,000	(10,000)
(Increase) decrease in other assets	10,000	(10,000)
Increase in accounts payable and accrued liabilities	663,000	152,000
Increase in accrued interest on short-term advances - related party	6,000	—
Increase in accrued interest on line of credit - related party	61,000	7,000
Increase in accrued interest and liquidated damages on convertible notes payable	54,000	—
Net Cash Used in Operating Activities from Continuing Operations	(1,831,000)	(4,020,000)
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations	1,000	(98,000)
Net Cash Used in Operating Activities	(1,830,000)	(4,118,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	(50,000)	(100,000)
Net Cash Used in Investing Activities	(50,000)	(100,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	905,000	300,000
Proceeds from short-term advances - related party	313,000	—
Proceeds from line of credit - related party	200,000	800,000
Proceeds from convertible notes payable	400,000	—
Net Cash Provided by Financing Activities	1,818,000	1,100,000

Net decrease in Cash	(62,000)	(3,118,000)
Cash and cash equivalents at beginning of period	86,000	3,204,000
Cash and cash equivalents at end of period	$24,000	$86,000

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the year	$6,000	$—
Income taxes paid during the year	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued and options granted for litigation settlement	$1,983,000	$—
Debt discounts on convertible notes payable	$263,000	$—
Common stock issued and options granted for game acquisition	$—	$5,652,000
Reclassification of other assets to capitalized licensing rights	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

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

Through our wholly owned subsidiaries, SPYR APPS, LLC we operate our mobile games and applications business. The focus of the SPYR APPS subsidiary is the development and publication of electronic games that are downloaded for free by users of mobile devices such as cellular telephones and tablets, including those using Apple’s iOS and Google’s Android mobile operating systems.

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

As shown in the accompanying financial statements, for the year ended December 31, 2018, the Company recorded a net loss from continuing operations of $7,110,000 and utilized cash in operations of $1,831,000. As of December 31, 2018, our cash balance was $24,000 and we had trading securities of $4,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to expand its mobile games and application development and publishing activities, such as Pocket Starships and Steven Universe: Tap Together, through acquisition and/or development of its own intellectual property and publishing agreements with developers.

Historically, we have financed our operations primarily through sales of our common stock and debt financing. The Company will continue to seek additional capital through the sale of its common stock, debt financing and through expansion of its existing and new products. If our sales goals for our products do not materialize as planned, we believe that the Company can reduce its operating and product development costs that would allow us to maintain sufficient cash levels to continue operations. However, if we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2019. However, management cannot make any assurances that such financing will be secured.

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

The basic and fully diluted shares for the year ended December 31, 2018 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,445,504, Options – 12,449,900 and Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2018.

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

YEARS ENDING DECEMBER 31, 2018 AND 2017

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

As consideration for the acquisition, the Company issued 8,000,000 shares of the Company’s restricted common stock valued at $3,200,000, options to purchase up to 8,000,000 shares of the Company’s restricted common stock valued at $2,452,000 and assumed liabilities of $210,000 for a total purchase price of $5,862,000. The options are fully vested, exercisable at a price per share of $0.50 and will expire starting August 31, 2020. The acquisition of “Pocket Starships” was reported as part of capitalized gaming assets and licensing rights valued at $481,000 based upon discounted cash flows as of December 31, 2017. The difference between purchase price and the capitalized value was recorded as loss on write down on assets of $5,381,000 during the year ended December 31, 2017. As of December 31, 2018, the unamortized balance of $400,000 was recorded as a loss on write down of assets during the year ended December 31, 2018.

Further, 2,500,000 of the 3,750,000 options previously issued pursuant to a purchase option agreement dated June 25, 2016, which provided for the option to purchase up to three million, seven hundred and fifty thousand shares of Registrant’s common stock, are fully vested and remain in effect in accordance with the terms of the purchase option agreement through December 31, 2019.

During 2017, the Company capitalized $175,000 pursuant to a licensing agreement for the non-exclusive, limited right to incorporate certain intellectual property (IP) from various STAR TREK television series in to future updates to and expansions of the Pocket Starships game. As of December 31, 2018, the company has not met certain development milestones, is in default and has recognized an impairment loss of $175,000 recorded as a loss on write down of assets in the consolidated statement of operations for the year ended December 31, 2018. The Company is seeking an extension of time to meet these milestones and cure the default.

In addition, during 2017 we also acquired the game titled Battlewack: Idle Lords for cash of $100,000, pursuant to settlement with the game owner and developer. Battlewack: Idle Lords requires additional development before it can be released.

During August 2018, the Company capitalized $25,000 pursuant to a licensing agreement for the non-exclusive, limited right to incorporate certain intellectual property (IP) from Steven Universe, a popular animated television series on Cartoon Network into our game Steven Universe: Tap Together. Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store in August 9, 2018. The Company amortizes the capitalized cost on a straight-line basis over an estimated life of 4.42 years, which approximates the term of the license.

During the year ended December 31, 2018, the Company recorded amortization expense of $71,000. As of December 31, 2018 and December 31, 2017, the accumulated amortization was $84,000 and $52,000, respectively and the unamortized capitalized gaming assets and licensing rights amounted to $122,000 and $743,000 respectively.

The expected annual amortization expense related to capitalized gaming assets and licensing rights as of December 31, 2018, is as follows:

2019	$6,000
2020	6,000
2021	6,000
2022	6,000
2023	—
Thereafter	—
Total	$24,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

Software Development Costs

Costs incurred for software development are expensed as incurred. During the years ended December 31, 2018 and 2017, the Company incurred $746,000 and $1,666,000 in software development costs paid to independent gaming software developers.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

Accounts Receivable

The following is a summary of receivables at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Game revenue due from in app purchases, net of app store fees	$51,000	$4,000
Game revenue due from in app advertising	10,000	—
Other Receivables	1,000	—
Total Accounts Receivable	$62,000	$4,000

Accounts receivable are carried at their estimated collectible amounts and are not subject to any interest or finance charges.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company's historical payment experience. An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of both December 31, 2018 and 2017, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

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

YEARS ENDING DECEMBER 31, 2018 AND 2017

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

Furniture and fixtures	5-10 years
Equipment	5-7 years
Computer equipment	3 years
Leasehold improvements	5-6 years

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

During the year ended December 31, 2018, the Company recorded amortization expense of $3,000. As of December 31, 2018, total intangible assets amounted to $20,000 which consist of website development costs. There were no indications of impairment based on management’s assessment of these assets at December 31, 2018. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record impairment to our intangible assets.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested, and the total stock-based compensation charge is recorded in the period of the measurement date.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, related party short-term advances, related party line of credit and convertible notes payable approximate their fair value because of the short maturity of those instruments.

The Company’s trading securities and money market funds are measured at fair value using level 1 fair values.

Advertising Costs

Advertising, marketing and promotional costs are expensed as incurred and included in general and administrative expenses.

Advertising, marketing and promotional expense was $79,000 and $195,000 for the years ended December 31, 2018, and 2017, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows” which was issued to improve uniformity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2018, and it did not have any impact on the Company’s consolidated statements of cash flows.

The Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (ASU 2016-18), effective January 1, 2018. This update clarified that transfers between cash and restricted cash are not reported as cash flow activities in the statements of cash flows. As such, restricted cash amounts are included with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on the statements of cash flows. The Company adopted this guidance effective January 1, 2018, and it did not have any impact on the Company’s consolidated statements of cash flows.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

NOTE 2 - TRADING SECURITIES

Investments in securities are summarized as follows:

	Fair Value at		Proceeds	Loss			Fair Value at
Year	Beginning of Year	Purchases	from Sale	on Sale	Contributed Capital	Unrealized Loss	December 31, 2018
2018	$48,000	$—	$—	$—	$—	$(44,000)	$4,000
2017	$59,000	$—	$—	$—	$—	$(11,000)	$48,000

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 4,000	$ 4,000	$ —	$ —
Money market funds	1,196	1,196	—	—
Total	$ 5,196	$ 5,196	$ —	$ —

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 48,000	$ 48,000	$ —	$ —
Money market funds	36,000	36,000	—	—
Total	$ 84,000	$ 84,000	$ —	$ —

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2017

Equipment	$28,000	$28,000
Furniture & fixtures	112,000	114,000
Leasehold improvements	107,000	107,000
	247,000	249,000
Less: accumulated depreciation and amortization	(153,000)	(115,000)
Property and Equipment, Net	$94,000	$134,000

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $40,000 and $105,000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

During May 2017, the Company sold 750,000 restricted common shares to a former officer/employee of the company for cash of $300,000. These shares were recorded at fair value of $510,000 with $210,000 being recorded in the statement of operations and comprehensive income as part of professional fees for the year ended December 31, 2017.

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due July 1, 2019. As of December 31, 2018, the Company has borrowed $1,000,000 and accrued interest of $68,000.

During January 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

During the year ended December 31, 2018, the Company received an additional $313,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The $313,000 short-term advances are due upon demand.

During the year ended December 31, 2018, the Company, received $130,000 in revenue for professional services rendered to a related Limited Liability Company whose mangers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

NOTE 5 - INCOME TAXES

The Company did not provide any Federal and State income tax for the years ended December 31, 2018 and 2017 due to the Company’s net losses.

A reconciliation of the provision for income taxes computed using the US statutory federal income tax rate is as follows:

	December 31,
	2018	2017
Tax provision at US statutory federal income tax rate	$(558,000)	$(468,000)
State income tax, net of federal benefit	—	—
Change in valuation allowances	558,000	468,000
Provision for Income Taxes	$—	$—

The significant components of the Company’s deferred tax assets were:

	December 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carry forward	$4,376,000	$3,849,000
Capital loss carry over	630,000	630,000
Accrued expenses	16,000	—
Unrealized losses on marketable securities	9,000	2,000
Depreciation and other	(26,000)	434,000
	5,005,000	4,915,000
Less valuation allowance	(5,005,000)	(4,915,000)
Net Deferred Tax Asset	$—	$—

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

As of December 31, 2018, the Company recorded a valuation allowance of $5,005,000 for its deferred tax assets. The Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2018 and 2017, the Company does not have a liability for unrecognized tax benefits.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

The Company’s net operating loss carry forward for income tax purposes as of December 31, 2018 was approximately $20,800,000, of which $18,300,000 and may be offset against future taxable income through 2037 and $2,500,000 can be carried forward indefinitely. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

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

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is generally no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2015. However, as of December 31, 2018, the years subsequent to 2014 remain open and could be subject to examination by tax authorities including the U.S. Internal Revenue Service and major state and local tax jurisdictions in the United States.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “General and administrative expenses.”

As of December 31, 2018, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties, nor did the Company recognized any interest or penalties expense related to unrecognized tax benefits during the years ended December 31, 2018 or 2017.

NOTE 6 – CONVERTIBLE NOTES

On April 20, 2018, (modified May 22, 2018) the Company issued a $165,000 (originally $158,000) convertible note with original issue discount (OID) of $15,000 and bearing interest at 8% per annum. The note matures on April 20, 2019 and is convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company has determined the note to contain a beneficial conversion feature valued as $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 116,000 shares of the company’s restricted common stock valued at $34,000 based upon the closing price of the Company stock on the date of the modified agreement and recorded as a discount to the debt agreement. During the year ended December 31, 2018 the Company has accrued interest for this note in the amount of $9,000. At December 31, 2018, the principal balance together with total accrued interest is recorded on the Company’s consolidated balance sheets net of discounts at $124,000. The note holder has responded to an audit confirmation that he believes the note is in default, which the Company disputes. If it is determined that the note is in default, the amount of additional interest and damages would approximate $87,000. The Company has established a contingent liability of $87,000 which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2018 and reported as interest expense on the accompanying consolidated statement of operations for the year ended December 31, 2018.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

On May 22, 2018, the Company issued a $275,000 convertible note with original issue discount (OID) of $25,000 and bearing a one-time interest charge at 8%. The note matured on February 22, 2019 and is convertible into the Company’s restricted common stock at $0.25 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company has determined the note to contain a beneficial conversion feature valued as $40,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The noteholder was also granted detachable 5-year warrants to purchase 500,000 shares of the company’s restricted common stock at an exercise price of $2.00 per share. The warrants were valued at $45,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 200,000 shares of the company’s restricted common stock valued at $58,000 based upon the closing price of the Company stock on the date of the agreement and recorded as a discount to the debt agreement. During the year ended December 31, 2018 the Company has accrued interest for this note in the amount of $20,000. At December 31, 2018, the principal balance together with total accrued interest of $20,000 and liquidated damages of $25,000 is recorded on the Company’s consolidated balance sheets net of discounts at $308,000.

The following table summarized the Company's convertible notes payable as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Beginning Balance	$—	$—
Proceeds from the issuance of convertible notes, net of issuance discounts	137,000	—
Repayments	—	—
Conversion of notes payable into common stock	—	—
Amortization of discounts	241,000	—
Liquidated damages	25,000
Accrued Interest	29,000	—
Ending Balance	$432,000	$—

Convertible notes, short term	$440,000	$—

Debt discounts	$62,000	$—

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Rent

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $143,000 to $152,000.

Beginning September 1, 2016, we began leasing office space in Berlin, Germany on a month to month basis at a cost of EUR 250 ($271) plus 19% tax per person up to a maximum of 10 people. On June 29, 2017, we signed a new lease for the Berlin office space for EUR 3,570 ($4,190) per month beginning July 2017 through March 31, 2018. The Berlin office was used by leased employees hired by the Company for the marketing and user acquisition for the Pocket Starships game.

Beginning October 17, 2016, we began leasing shared office for one employee in Redmond, Washington on a month to month basis at a cost of $225 per month per desk, increasing to $275 per month starting in December 2016 and $325 per month July 2018 through February 2019.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Amount
2019	$150,000
2020	152,000
2021	—
2022	—
2023	—
Thereafter	—
Total Five Year Minimum Lease Payments	$302,000

Rent expense for the years ended December 31, 2018 and 2017 was $163,000 and $186,000, respectively. In addition to the minimum basic rent, rent expense also includes approximately $200 per month for other items charged by the landlord in connection with rent.

Legal Proceedings

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Material settled and pending legal proceedings are as follows:

Settlements

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000. The total value of the settlement, $1,983,000 was computed using the Black-Scholes Option Pricing Model and was recorded as litigation settlement liability on the accompanying consolidated balance sheet as of December 31, 2017 and recognized on the settlement date as a reduction to the litigation settlement liability. There is no further litigation settlement liability on the accompanying consolidated balance sheets as of December 31, 2018.

Pending

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

The Company vehemently denies any wrongdoing. The allegations demonstrate a fundamental misunderstanding of existing precedent and a mischaracterization of the facts and transactions at issue, which were not violative of any securities laws, rules or regulations. Based upon available information at this very early stage of litigation, management believes that the Company will obtain a favorable ruling. Accordingly, Management believes the likelihood of material loss resulting from this lawsuit to be remote.

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

Employment Agreements

Pursuant to employment agreements entered in December 2014 and October 2015, the Company agreed to compensate three officers with a base salary in the aggregate of $450,000 per year through 2020. In addition, as part of the employment agreements, the Company also agreed to grant these officers an aggregate of 1.55 million shares of common stock at the beginning of each employment year.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock:

Year Ended December 31, 2017

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

During year ended December 31, 2017, the Company issued an aggregate of 8,000,000 shares of restricted common stock to third parties with a total fair value of $3,320,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $3,320,000 upon issuance. The shares issued were valued at the date earned under the respective agreements. (See Note 1 “Capitalized Gaming Assets and Licensing Rights”).

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

Year Ended December 31, 2018

During the year ended December 31, 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

During the year ended December 31, 2018, the Company issued an aggregate of 6,200,000 shares of restricted common stock to third parties for cash of $855,000.

During the year ended December 31, 2018, the Company issued an aggregate of 1,550,000 shares of restricted common stock to employees with a total fair value of $673,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $673,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the year ended December 31, 2018, the Company issued an aggregate of 6,068,681 shares of restricted common stock to consultants with a total fair value of $1,968,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,968,000 upon issuance. The shares issued were valued at the date earned under the respective agreements based upon closing market price of the Company’s common stock.

During the year ended December 31, 2018, the Company cancelled an aggregate of 625,000 shares of restricted common stock on termination of a third-party service agreement with a total fair value on the date of termination of $207,000. The Company recorded a gain on cancellation of $113,000 for the portion of shares (375,000) issued during 2017 and reversed expenses of $94,000 for the portion of shares (250,000) issued during 2018. The shares issued were valued at the termination date of the agreement based upon closing market price of the Company’s common stock.

During the year ended December 31, 2018, the Company cancelled an aggregate of 17,500 shares of restricted common stock due to the violation of certain gating provisions of a third-party service agreement. The total fair value on the date of termination was $5,000 based upon closing market price of the Company’s common stock. The Company recorded a gain on cancellation of $5,000.

On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company issued 3,500,000 common shares valued at $1,050,000. The shares issued were valued at the July 12, 2018 court approval date based upon closing market price of the Company’s common stock. Total fair value of the shares was computed using the Black-Scholes Option Pricing Model and was fully recognized on the issuance date as a $1,983,000 reduction to the litigation settlement liability on the accompanying consolidated balance sheets as of December 31, 2018.

Common Stock with Vesting Terms:

The following table summarizes common stock with vesting terms activity:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2017	20,833	$0.47
Granted	-	-
Vested	(20,833)	0.47
Forfeited	-	-
Non-vested, December 31, 2017	-	$-

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

In During 2015, the Company granted and issued 600,000 shares of its restricted common stock to employees and third-party service providers. The 600,000 shares were forfeitable and deemed earned upon completion of service over a period of twelve to twenty-four months. The Company recognized the fair value of these shares as they vested. As of January 1, 2017, 579,167 of these shares had vested and 20,833 common shares were unvested. During the year ended December 31, 2017, the remaining 20,833 of these shares vested and as a result, the Company recognized compensation cost of $46,000. As of December 31, 2017, there were no unvested shares and no unearned compensation costs to be recorded.

When calculating basic net income (loss) per share, these shares are included in weighted average common shares outstanding from the time they vest. When calculating diluted net income per share, these shares, if dilutive, are included in weighted average common shares outstanding as of their grant date.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, January 1, 2017	12,900,000	$2.94
Granted	8,920,000	0.55
Exercised	—	—
Expired	(1,000,000)	1.00
Forfeited	(7,500,000)	3.97
Outstanding, December 31, 2017	13,320,000	$1.74

Granted	420,000	1.00
Exercised	—	—
Expired	(1,250,000)	2.50
Forfeited	(40,100)	1.00
Outstanding, December 31, 2018	12,449,900	$1.64

Exercisable, December 31, 2017	12,250,000	$1.58
Exercisable, December 31, 2018	11,949,900	$1.50

The weighted average grant date fair value of options granted during the years ended December 31, 2018 and 2017, was $1.00 and $0.55 respectively.

During the year ended December 31, 2017, the Company granted stock options to consultants to purchase a total of 420,000 shares of common stock. A total of 350,000 options vested during 2017 while the remaining 70,000 options vested through February 2018 at a rate of 35,000 shares per month. The options are exercisable at $1.00 per share and will expire over 4 years. The fair values of the options are recorded at their respective grant dates computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2017, the Company recognized $210,000 in compensation expense based upon the vesting of outstanding options. As of December 31, 2017, the unamortized compensation expense for unvested options was $42,000 which was recognized during 2018.

During year ended December 31, 2017, the Company granted stock options to purchase up to 8,000,000 shares of the Company’s restricted common stock to third parties valued at $2,452,000. The options are fully vested, exercisable at a price per share of $0.50 and will expire starting August 31, 2020. The fair values of the options were computed using the Black-Scholes Option Pricing Model and recorded at the date of grant. (See Note 1 “Capitalized Gaming Assets and Licensing Rights”)

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

During the year ended December 31, 2018, the Company granted stock options to consultants to purchase a total of 420,000 shares of common stock. A total of 379,900 options vested during 2017 while the remaining 40,100 options were forfeited concurrent with the termination of the consulting agreement. The options are exercisable at $1.00 per share and will expire over 4 years. The fair values of the options are recorded at their respective grant dates computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2018, the Company recognized $104,000 in compensation expense based upon the vesting of outstanding options. As of December 31, 2018, there was no additional unearned compensation costs to be recorded.

The weighted average exercise prices, remaining lives for options granted, and exercisable as of December 31, 2018 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	8,000,000	1.67	$0.50	8,000,000	$0.50
$1.00	1,449,900	0.81 – 3.10	$1.00	1,449,900	$1.00
$5.00	3,000,000	1	$5.00	2,500,000	$5.00
	12,449,900		$1.64	11,949,900	$1.50

At December 31, 2018, the Company’s closing stock price was $0.08 per share. As all outstanding options had an exercise price greater than $0.08 per share, there was no intrinsic value of the options outstanding at December 31, 2018.

The following table summarizes options granted with vesting terms activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2017	-	$-
Granted	420,000	1.00
Vested	(350,000)	1.00
Forfeited	-	-
Non-vested, December 31, 2017	70,000	$-
Granted	420,000	1.00
Vested	(449,900)	1.00
Forfeited	(40,100)	1.00
Non-vested, December 31, 2018	-	$-

Warrants:

The following table summarizes common stock warrants activity:

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, January 1, 2017	200,000	$0.50
Granted	1,700,000	1.06
Exercised	—	—
Expired	(200,000)	0.50
Outstanding, December 31, 2017	1,700,000	$1.06

Granted	8,400,000	0.49
Exercised	0	—
Expired	(1,100,000)	1.64
Outstanding, December 31, 2018	9,000,000	$0.46

Exercisable, December 31, 2017	1,700,000	$1.06
Exercisable, December 31, 2018	9,000,000	$0.46

In March 2017, pursuant to an employee separation agreement, the Company granted warrants to purchase a total of 1,000,000 shares of restricted common stock with an exercise price of $1.50 and $2.00 which expired December 31, 2018. The warrants are fully vested and exercisable upon grant. Total fair value of the warrants at grant date amounted to $290,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

In October 2017, pursuant to advisory services agreement, the Company granted warrants to purchase a total of 100,000 shares of restricted common stock with an exercise price of $0.50 and expired 12 months after date of grant. The options are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $20,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

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

In April 2018, in combination with a 12-month convertible promissory note, the Company granted warrants to purchase a total of 500,000 shares of restricted common stock with exercise prices ranging from $0.375 to $0.625 and will expire April 20, 2021. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note and the warrants based on the relative fair values which resulted in proceeds of $61,000 allocated to the warrants and recorded as paid in capital and debt discount. The debt discount will be amortized over the life of the note as interest expense. During the year ended December 31, 2018, the Company recognized $43,000 of debt discount interest. As of December 31, 2018, the unamortized debt discount was $18,000 which will be recognized over the life of the note.

In May 2018, in combination with an 8-month convertible promissory note, the Company granted warrants to purchase a total of 200,000 shares of restricted common stock with an exercise prices of $2.00 and will expire May 22, 2023. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note and the warrants based on the relative fair values which resulted in proceeds of $32,000 allocated to the warrants and recorded as paid in capital and debt discount. The debt discount will be amortized over the life of the note as interest expense. During the year ended December 31, 2018, the Company recognized $29,000 of debt discount interest. As of December 31, 2018, the unamortized debt discount was $3,000 which will be recognized over the life of the note.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

In May 2018, pursuant to a stock purchase agreement, the Company granted warrants to purchase a total of 1,000,000 shares of restricted common stock with exercise prices ranging from $0.50 to $1.00 and will expire May 29, 2021. The warrants are fully vested and exercisable upon grant. Total fair value of the warrants at grant date amounted to $184,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

On July 12, 2018, pursuant to a court approved Joint Motion for Order Approving Settlement Agreement, the Company issued warrants to purchase a total of 3,500,000 shares of common stock with exercise prices ranging from $0.25 to $0.75 and will expire July 11, 2023. The warrants are fully vested and exercisable upon grant. Total fair value of the warrants at grant date amounted to $933,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant as a reduction to the litigation settlement liability on the accompanying consolidated balance sheets as of December 31, 2018.

In October 2018, pursuant to advisory services agreement, the Company granted warrants to purchase a total of 100,000 shares of restricted common stock with an exercise price of $0.50 and will expire January 11, 2021. The warrants are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $4,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

In December 2018, pursuant to a services agreement, the Company granted warrants to purchase a total of 1,200,000 shares of restricted common stock with an exercise price of $0.15 and will expire 36 months after date of grant. The warrants are fully vested and exercisable upon grant. Total fair value of the warrants at grant date amounted to $58,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of December 31, 2018, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	2.00
$0.15	1,200,000	2.03
$0.25	1,000,000	4.53
$0.375	200,000	2.30
$0.40	1,200,000	2.03
$0.50	3,000,000	0.83 – 4.53
$0.625	100,000	2.30
$0.75	1,250,000	2.41 – 4.53
$1.00	250,000	2.41
$2.00	200,000	4.39
	9,000,000

At December 31, 2018, the Company’s closing stock price was $0.08 per share. The Company had 600,000 warrants outstanding with exercise prices less than $0.08 with an intrinsic value of $42,000 at December 31, 2018.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2017:

Year Ended December 31,
2017
Expected life in years	1.00 – 3.19
Stock price volatility	127% - 157%
Risk free interest rate	1.26% - 1.70%
Expected dividends	—
Forfeiture rate	—
42

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2018:

Year Ended December 31,
2018
Expected life in years	1.00 – 5.00
Stock price volatility	138% - 153%
Risk free interest rate	2.12% - 2.90%
Expected dividends	—
Forfeiture rate	—

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

Shares Reserved:

At December 31, 2018, the Company has reserved 30,000,000 shares of common stock in connection with 2 convertible notes with detachable warrants and 3,500,000 shares of common stock underlying warrants issued in connection with the court approved settlement agreement for a total of 33,500,000 reserved shares of common stock.

NOTE 9 - PREFERRED STOCK

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

YEARS ENDING DECEMBER 31, 2018 AND 2017

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

The Class E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock based upon proceeds received upon issuance of the shares, divided by the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. At December 31, 2018, the 20,000 Class E preferred shares were convertible to 1,445,504 common shares.
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

NOTE 10 – DISCONTINUED OPERATIONS

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

The following table summarizes the assets and liabilities of our discontinued restaurant segment's discontinued operations as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Assets:
Accounts receivable, net	$—	$—
Inventory	—	—
Prepaid expenses	—	—
Property and equipment, net	—	—
Other assets	—	—
Total Assets	$—	$—

Liabilities:
Accounts payable and accrued liabilities	$22,000	$22,000
Total Liabilities	$22,000	$22,000

The following table summarizes the results of operations of our discontinued restaurant for the years ended December 31, 2018 and 2017 and is included in the consolidated statements of operations as discontinued operations:

	For the Year Ended December 31,
	2018	2017

Revenues	$—	$420,000
Cost of sales	—	133,000
Gross Margin	—	287,000
Expenses
Labor and related expenses	—	177,000
Rent	1,000	77,000
Depreciation and amortization	—	20,000
Professional fees	—	33,000
Other general and administrative	(1,000)	102,000
Total Operating Expenses	—	409,000
Operating Income (Loss)	—	(122,000)
Other Income (Expense)
Gain (Loss) on disposal of assets	1,000	(10,000)
Income (Loss) on discontinued operations	$1,000	$(132,000)

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2018 AND 2017

NOTE 11 – RESTATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2017

On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement in the Zakeni Limited v. SPYR, Inc. case. Pursuant to the settlement, the Company will issue to Zakeni Limited 3,500,000 common shares, warrants to purchase 1,000,000 common shares at $0.25 per share, warrants to purchase 1,500,000 common shares at $0.50 per share, and warrants to purchase 1,000,000 common shares at $0.75 per share. The shares and warrants were valued at the date the court signed the settlement agreement. The total value of the settlements, $1,983,000 has been recorded as litigation settlement liability with a corresponding charge to accumulated deficit on the accompanying consolidated balance sheet as of December 31, 2017. In addition, the Company recorded a reduction in professional fees on the 2017 consolidated statement of operations in the amount of $350,000 to remove the pre-settlement estimated legal and trial costs with a corresponding reduction in accounts payable and accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2017. The shares and warrants were issued on July 12, 2018.

NOTE 12 - SUBSEQUENT EVENTS

On February 1, 2019, the Company issued 1.25 million shares of common stock with a fair value of $131,000 pursuant to existing employment and consulting agreements.

On February 21, 2019, the Company amended its revolving line of credit with Berkshire Capital Management Co., Inc. to extend the repayment date from February 28, 2019 to July 1, 2019.

Subsequent to December 31, 2018, the Company received $169,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The short-term advances are due upon demand.

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

As of December 31, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
James R. Thompson, Esq	57	President, Chief Executive Officer & General Counsel	January 31, 2020

Joseph Fiore	57	Former Chairman of the Board of Directors	Resigned 8/1/18

Jennifer Duettra, Esq	40	Executive Vice President, Assistant General Counsel & Secretary	January 31, 2020

Barry D. Loveless, CPA	52	Chief Financial Officer	October 15, 2020

James Mylock, Jr.	52	Director	Next annual meeting

Tim Matula	57	Director	Next annual meeting

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

Joseph Fiore - Joseph Fiore was the Company’s Chairman until his resignation on August 1, 2018. In 1982, Mr. Fiore formed East Coast Equipment and Supply Co., Inc., a restaurant supply company that he still owns. Between 1982 and 1993, Mr. Fiore established 9 restaurants (2 owned and 7 franchised) which featured a 1950's theme restaurant concept offering a traditional American menu. Since the beginning of the Company’s last fiscal year, Mr. Fiore was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

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

The following table set forth the compensation of the Company’s executive officers for the year ended 2018 and 2017.

	Summary Compensation Table
	Name & Principal Position	Year	Salary $		Stock Awards $		All Others $	Total $
	James R. Thompson	2018	$ 286,000	(1)	$ 500,000	(2)	$ -	$ 786,000
	Chief Executive Officer &	2017	$ 194,000		$ 678,000	(3)	$ -	$ 872,000
	General Counsel

	Barry D. Loveless	2018	$ 159,000	(4)	$ 48,000	(5)	$ -	$ 207,000
	Chief Financial Office	2017	$ 159,000		$ 110,000	(6)	$ -	$ 269,000

	Jennifer D Duettra	2018	$ 125,000	(7)	$ 125,000	(8)	$ -	$ 250,000
	Executive Vice President,	2017	$ 127,000		$ 169,000	(9)	$ -	$ 296,000
	Assistant General Counsel &
	Secretary

(1)	2018 Salary includes $175,000 unpaid accrued salaries for the year ended December 31, 2018.
(2)	2018 Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2018.
(3)	2017 Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2017.
(4)	2018 Salary includes $26,000 unpaid accrued salaries for the year ended December 31, 2018.
(5)	2018 Stock Award includes 300,000 shares of restricted common stock valued at fair value on grant date October 16, 2018.
(6)	2017 Stock Award includes 300,000 shares of restricted common stock valued at fair value on grant date October 16, 2017.
(7)	2018 Salary includes $21,000 unpaid accrued salaries for the year ended December 31, 2018.
(8)	2018 Stock Award includes 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2018.
(9)	2017 Stock Award includes 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2017.

Employment Agreements

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

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 199,555,131 shares of issued and outstanding Common Stock of the Company as of March 29, 2019, and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned		Percent
Joseph Fiore	Common Stock	100,028,194	*	50%
Tim Matula	Common Stock	11,000,000		6%
James R. Thompson	Common Stock	10,000,000		5%
James Mylock, Jr.	Common Stock	4,760,184		2%
Jennifer Duettra	Common Stock	1,750,000		1%
Barry D. Loveless	Common Stock	1,500,000		1%
All Executive Officers and Directors as a Group (5 persons)	Common Stock	29,010,184		15%

*       Included 71,802,684 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,028 common shares), and 20,000 shares of Series E preferred stock (convertible to 1,624,431 common shares).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During May 2017, the Company sold 750,000 restricted common shares to a former officer/employee of the company for cash of $300,000. These shares were recorded at fair value of $510,000 with $210,000 being recorded in the statement of operations and comprehensive income as part of professional fees for the three months ended June 30, 2017.

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS®, LLC. Repayment on the loan is due July 1, 2019. As of March 29, 2019, the Company has borrowed $1,000,000 and accrued interest of $84,000. During 2018 and 2019, the Company has received an additional $450,500 in the form of short-term advances from Berkshire Capital Management Co., Inc. The $522,000 short-term advances are due upon demand.

During the year ended December 31, 2018, the Company, received $130,000 in revenue for professional services rendered to a related Limited Liability Company whose mangers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc.

During the period from January 1 through March 29, 2019, the Company, received $52,000 in revenue for professional services rendered to a related Limited Liability Company whose mangers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weinberg & Company, P.A., Soles, Heyn and Company, LLP, and Haynie & Company for professional services rendered during the years ended December 31, 2018 and 2017:

Service	2018	2017
Audit Fees	$181,000	$158,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$181,000	$158,000

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Weinberg & Company, P.A., Soles, Heyn and Company, LLP, and Haynie & Company in connection with statutory and regulatory filings or engagements.

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

The Audit Committee pre-approved 100% of the Company’s 2018 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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

Dated: April 1, 2019

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ James R. Thompson	President & Chief Executive Officer	April 1, 2019
James R. Thompson	(Principal Executive Officer)

/S/ Barry D. Loveless	Chief Financial Officer	April 1, 2019
Barry D. Loveless	(Principal Financial and Accounting Officer)

/S/ James Mylock, Jr.	Director	April 1, 2019
James Mylock, Jr.

/S/ Tim Matula	Director	April 1, 2019
Tim Matula

