Form 10-Q
period 2019-03-31
SPYR, Inc.
filed 2019-05-15
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2019, there were 200,055,131 shares of the Registrant's common stock outstanding.

1

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$26,000	$24,000
Accounts receivable, net	24,000	62,000
Prepaid expenses	19,000	21,000
Trading securities, at market value	2,000	4,000
Total Current Assets	71,000	111,000

Property and equipment, net	85,000	94,000
Capitalized gaming assets and licensing rights, net	121,000	122,000
Intangible assets, net	8,000	9,000
Operating lease right-of-use asset	105,000	110,000
Other assets	6,000	6,000
TOTAL ASSETS	$396,000	$452,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$1,126,000	$1,145,000
Related party short-term advances	534,000	320,000
Related party line of credit	1,084,000	1,068,000
Convertible note payable, net	491,000	432,000
Operating lease liability – Current Portion	32,000	39,000
Current liabilities of discontinued operations	22,000	22,000
Total Current Liabilities	3,289,000	3,026,000

Operating lease liability	92,000	92,000
Total Liabilities	3,381,000	3,118,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of March 31, 2019 and December 31, 2018	11	11
20,000 Class E shares issued and outstanding
as of March 31, 2019 and December 31, 2018	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
199,555,131 and 198,305,131 shares issued and outstanding
as of March 31, 2019 and December 31, 2018	19,955	19,830
Additional paid-in capital	53,396,032	53,265,157
Accumulated deficit	(56,401,000)	(55,951,000)
Total Stockholders’ (Deficit)	(2,985,000)	(2,666,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$396,000	$452,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Game Revenues	$25,000	$6,000
Related Party Service Revenues	52,000	—
Total Revenues	77,000	6,000

Expenses
Labor and related expenses	326,000	886,000
Rent	38,000	49,000
Depreciation and amortization	11,000	29,000
Professional fees	50,000	2,556,000
Research and development	17,000	299,000
Other general and administrative	80,000	105,000
Total Operating Expenses	522,000	3,924,000
Operating Loss	(445,000)	(3,918,000)

Other Expense
Interest Expense	(3,000)	(20,000)
Unrealized loss on trading securities	(2,000)	(11,000)
Total Other Expense	(5,000)	(31,000)

Loss from continuing operations	(450,000)	(3,949,000)

Loss on discontinued operations	—	(2,000)

Net Loss	$(450,000)	$(3,951,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted loss per share	$—	$(0.02)

Loss on discontinued operations
Basic and Diluted loss per share	$—	$—

Net Loss
Basic and Diluted loss per share	$—	$(0.02)

Weighted Average Common Shares
Basic and Diluted	199,110,687	186,355,488
Diluted	199,110,687	186,355,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	107,636	$11	20,000	$2	198,305,131	$19,830	$53,265,157	$(55,951,000)	$(2,666,000)
Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	130,875	—	131,000
Net loss	—	—	—	—	—	—	—	(450,000)	(450,000)
Balance at March 31, 2019	107,636	$11	20,000	$2	199,555,131	$19,955	$53,396,032	$(56,401,000)	$(2,985,000)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
		(Restated)
Cash Flows From Operating Activities:
Net loss for the period	$(450,000)	$(3,951,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	—	2,000
Depreciation and amortization	11,000	29,000
Common stock issued for employee compensation	131,000	625,000
Common stock, options and warrants issued for services	—	1,712,000
Vesting of options and warrants granted for services	—	674,000
Amortization of debt discount on convertible notes payable	53,000	—
Unrealized loss on trading securities	2,000	11,000
Changes in operating assets and liabilities:
Decrease in accounts receivables	38,000	1,000
Decrease in prepaid expenses	2,000	16,000
Increase (decrease) in accounts payable and accrued liabilities	(19,000)	53,000
Decrease in operating lease liability	(2,000)	(2,000)
Increase in accrued interest on short-term advances - related party	5,000	—
Increase in accrued interest on line of credit - related party	16,000	14,000
Increase in accrued interest on convertible notes payable	6,000	—
Net Cash Used in Operating Activities from Continuing Operations	(207,000)	(816,000)
Net Cash Used in Operating Activities from Discontinued Operations	—	(2,000)
Net Cash Used in Operating Activities	(207,000)	(818,000)

Cash Flows From Investing Activities:
Net Cash Used in Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	605,000
Proceeds from short-term advances - related party	209,000	5,000
Proceeds from line of credit - related party	—	200,000
Net Cash Provided by Financing Activities	209,000	810,000

Net Increase (Decrease) in Cash	2,000	(8,000)
Cash and cash equivalents at beginning of period	24,000	86,000
Cash and cash equivalents at end of period	$26,000	$78,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

As shown in the accompanying financial statements, for the three months ended March 31, 2019, the Company recorded a net loss from continuing operations of $450,000 and utilized cash in continuing operations of $207,000. As of March 31, 2019, our cash balance was $26,000 and we had trading securities of $2,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

SPYR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Earnings (Loss) Per Share

The basic and fully diluted shares for the three months ended March 31, 2019 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,588,310, Options – 12,449,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2019.

The basic and fully diluted shares for the three months ended March 31, 2018 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 253,678, Options – 13,740,000, Warrants – 3,600,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2018.

Capitalized Gaming Assets and Licensing Rights

During the three months ended March 31, 2019 and 2018, the Company recorded amortization expense of $1,000 and $18,000, respectively. As of March 31, 2019 and December 31, 2018, the accumulated amortization was $3,000 and $2,000, respectively and the unamortized capitalized gaming assets and licensing rights amounted to $121,000 and $122,000 respectively.

Software Development Costs

Costs incurred for software development are expensed as incurred. During the three months ended March 31, 2019 and 2018, the Company incurred $17,000 and $299,000 in software development costs paid to independent gaming software developers.

Revenue Recognition

We account for revenue in accordance with ASC 606.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 on January 1, 2019. Pursuant to this new standard, the Company recorded an operating right-of use asset and operating lease liability in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2019, and it did not have any impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018

Equipment	$28,000	$28,000
Furniture & fixtures	112,000	112,000
Leasehold improvements	107,000	107,000
	247,000	247,000
Less: accumulated depreciation and amortization	(162,000)	(153,000)
Property and Equipment, Net	$85,000	$94,000

Depreciation expense for the three months ended March 31, 2019 and 2018 was $9,000 and $11,000, respectively.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

During 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due July 1, 2019. As of March 31, 2019, the Company has borrowed $1,000,000 and accrued interest of $84,000.

During the three months ended March 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

During 2018 the Company received $313,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The short-term advances are due upon demand. During the three months ended March 31, 2019, the Company received an additional $209,000 in short-term advances. As of March 31, 2019, the Company has received a total of $522,000 in short-term advances and accrued interest of $12,000.

During the three months ended March 31, 2019, the Company, received $52,000 in revenue for professional services rendered to a related Limited Liability Company whose mangers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc.

NOTE 4 – CONVERTIBLE NOTES

On April 20, 2018, (modified May 22, 2018) the Company issued a $165,000 (originally $158,000) convertible note with original issue discount (OID) of $15,000 and bearing interest at 8% per annum. The amended maturity date of the note is June 1, 2019 and was convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company has determined the note to contain a beneficial conversion feature valued as $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 116,000 shares of the company’s restricted common stock valued at $34,000 based upon the closing price of the Company stock on the date of the modified agreement and recorded as a discount to the debt agreement. During the year ended December 31, 2018 the Company has accrued interest for this note in the amount of $9,000. During the three months ended March 31, 2019 the Company has accrued interest for this note in the amount of $4,000. At March 31, 2019, the principal balance together with total accrued interest is recorded on the Company’s consolidated balance sheet net of discounts at $169,000. On May 10, 2019, the Company amended the note to extend the due dates to June 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note.

SPYR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

On May 22, 2018, the Company issued a $275,000 convertible note with original issue discount (OID) of $25,000 and bearing a one-time interest charge at 8%. The amended maturity date of the note is June 1, 2019 and is convertible into the Company’s restricted common stock at $0.25 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company has determined the note to contain a beneficial conversion feature valued as $40,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The noteholder was also granted detachable 5-year warrants to purchase 500,000 shares of the company’s restricted common stock at an exercise price of $2.00 per share. The warrants were valued at $45,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 200,000 shares of the company’s restricted common stock valued at $58,000 based upon the closing price of the Company stock on the date of the agreement and recorded as a discount to the debt agreement. At March 31, 2019, the principal balance together with total accrued interest of $22,000 and liquidated damages of $25,000 is recorded on the Company’s consolidated balance sheet net of discounts at $322,000. On May 10, 2019, the Company amended the note to extend the due dates to June 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note.

The following table summarized the Company's convertible notes payable as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Beginning Balance	$432,000	$—
Proceeds from the issuance of convertible notes, net of issuance discounts	—	137,000
Repayments	—	—
Conversion of notes payable into common stock	—	—
Amortization of discounts	53,000	241,000
Liquidated damages	—	25,000
Accrued Interest	6,000	29,000
Ending Balance	$491,000	$432,000

Convertible notes, short term	$440,000	$440,000

Debt discounts	$9,000	$62,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $143,000 to $152,000. The Company adopted ASC 842 for this lease using a modified retrospective transition approach as of the beginning of the January 2018. As a result of the adoption, prior periods have been restated to include the recorded operating right-of-use asset and operating lease liability in the accompanying condensed consolidated balance sheets as December 31, 2018 and the decrease in operating lease liability in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2018.

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
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

On November 2, 2018, counsel for Defendants filed a joint motion to dismiss the SEC’s suit in its entirety, primarily on the basis that the SEC’s complaint fails to allege facts sufficient to state viable causes of action. All three defendants assert that the SEC has failed to satisfy its heightened pleadings requirement for stating viable claims for market manipulation. All three Defendants also sought dismissal based upon the expiration of the applicable statute of limitations and based upon the SEC’s alleged failure to file suit within the statutory deadline for doing so as codified under the Dodd-Frank Act of 2010. This failure, Defendants argue, deprives the SEC of jurisdiction to pursue its claims against all Defendants. In addition to the foregoing, the Company further moved for dismissal of the alleged Section 7(a) Investment Company Act violation based upon the SEC’s failure to establish that the Company fit the statutory definition of an Investment Company, as that term is defined under the Investment Company Act; i.e., the Company met one of the statutory exceptions to what is and is not an Investment Company for purposes of having to register as such under the Act. The Company cannot accurately estimate when it expects a decision on its motion to dismiss, as it has been fully briefed and pending for more than four months, but expects a ruling within the next several months.

The Company is being represented by Alex Spiro, Esq., a partner with the firm of Quinn Emmanuel, Urquhart & Sullivan, LLP and Marc S. Gottlieb, Esq., a partner with the firm of Ortoli Rosenstadt LLP.

NOTE 6 – EQUITY TRANSACTIONS

Common Stock:

Three Months Ended March 31, 2018

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
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

Three Months Ended March 31, 2019

During the three months ended March 31, 2019, the Company issued an aggregate of 1,250,000 shares of restricted common stock to employees with a total fair value of $131,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $131,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2018	12,449,900	$1.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2019	12,449,900	$1.64
Exercisable, March 31, 2019	12,449,900	$1.64

The weighted average exercise prices, remaining lives for options granted, and exercisable as of March 31, 2019 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	8,000,000	1.42	$0.50	8,000,000	$0.50
$1.00	1,449,900	0.57 – 2.86	$1.00	1,449,900	$1.00
$5.00	3,000,000	0.75	$5.00	3,000,000	$5.00
	12,449,900		$1.64	12,449,900	$1.64

At March 31, 2019, the Company’s closing stock price was $0.07 per share. As all outstanding options had an exercise price greater than $0.07 per share, there was no intrinsic value of the options outstanding at March 31, 2019.

SPYR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2018	9,000,000	$0.46
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2019	9,000,000	$0.46
Exercisable, March 31, 2019	9,000,000	$0.46

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of March 31, 2019, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	1.76
$0.15	1,200,000	1.79
$0.25	1,000,000	4.28
$0.375	200,000	2.06
$0.40	1,200,000	1.79
$0.50	3,000,000	0.65 – 4.35
$0.625	100,000	2.06
$0.75	1,250,000	2.23 – 4.35
$1.00	250,000	2.16
$2.00	200,000	4.15
	9,000,000

At March 31, 2019, the Company’s closing stock price was $0.07 per share. The Company had 600,000 warrants outstanding with exercise prices less than $0.07 with an intrinsic value of $36,000 at March 31, 2019.

Shares Reserved:

At March 31, 2019, the Company has reserved 30,000,000 shares of common stock in connection with 2 convertible notes with detachable warrants and 3,500,000 shares of common stock in connection with the court approves settlement agreement for a total of 33,500,000 reserved shares of common stock.

SPYR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

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

The following table summarizes the assets and liabilities of our discontinued restaurant segment's discontinued operations as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Assets:
Total Assets	$—	$—

Liabilities:
Accounts payable and accrued liabilities	$22,000	$22,000
Total Liabilities	$22,000	$22,000

The following table summarizes the results of operations of our discontinued restaurant for the three months ended March 31, 2019 and 2018 and is included in the consolidated statements of operations as discontinued operations:

	For the Three Months Ended March 31,
	2019	2018

Revenues	$—	$—
Cost of sales	—	—
Gross Margin	—	—
Expenses
Labor and related expenses	—	—
Rent	—	1,000
Depreciation and amortization	—	—
Professional fees	—	—
Other general and administrative	—	1,000
Total Operating Expenses	—	2,000
Operating Income (Loss)	—	(2,000)
Other Income (Expense)
Loss on disposal of assets	—	—
Income (Loss) on discontinued operations	$—	$(2,000)

SPYR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company received $145,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The short-term advances are due upon demand.

On May 10, 2019, the Company amended two convertible promissory notes to extend the due dates to June 1, 2019, provide for a partial conversion of $50,000 ($25,000 per note) of the outstanding principal balances into common shares of the Company at a conversion price of $0.10 per share for a total of 500,000 shares (250,000 per note), and waive any prior alleged or actual defaults under the notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2019, and we undertake no duty to update this information.

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

During the past two years we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of our game Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. During 2017, we signed an agreement with CBS Consumer Products that will allow the incorporation of intellectual property (IP) from various Star Trek television series into future Pocket Starships updates and expansions. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts. With the future release of an expansion, those playing Pocket Starships will be able to explore new sectors and engage in exciting battles with the Borg and will be able to staff their ships with their favorite Star Trek characters from the Star Trek TV series franchise – including Star Trek: The Next Generation, Star Trek: Deep Space Nine, and Star Trek: Voyager, through a trading card expansion. As of March 31, 2019, the company has not met certain development milestones and is in default under the licensing agreement with CBS. The Company is seeking an extension of time to meet these milestones and cure the default.

In addition, working together with third-party developers, we have developed. Steven Universe: Tap Together, a new tapper game featuring characters and storylines from Steven Universe, a popular animated television series on Cartoon Network. Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store on August 9, 2018.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2019 TO 2018

The consolidated results of continuing operations for the three months ended March 31, 2019 and 2018 are as follows:

	Digital Media	Corporate	Consolidated

Three Months Ended March 31, 2019
Revenues	$25,000	52,000	$77,000
Labor and related expenses	(50,000)	(276,000)	(326,000)
Rent	(1,000)	(37,000)	(38,000)
Depreciation and amortization	(2,000)	(9,000)	(11,000)
Professional fees	—	(50,000)	(50,000)
Research and development	(17,000)	—	(17,000)
Other general and administrative	(18,000)	(62,000)	(80,000)
Operating loss	(63,000)	(382,000)	(445,000)

Other income (expense)	(9,000)	4,000	(5,000)
Loss from continuing operations	$(72,000)	$(378,000)	$(450,000)

Three Months Ended March 31, 2018
Revenues	$6,000	$—	$6,000
Labor and related expenses	(81,000)	(805,000)	(886,000)
Rent	(13,000)	(36,000)	(49,000)
Depreciation and amortization	(18,000)	(11,000)	(29,000)
Professional fees	(103,000)	(2,453,000)	(2,556,000)
Research and development	(299,000)	—	(299,000)
Other general and administrative	(46,000)	(59,000)	(105,000)
Operating loss	(554,000)	(3,364,000)	(3,918,000)

Other expense	(6,000)	(25,000)	(31,000)
Loss from continuing operations	$(560,000)	$(3,389,000)	(3,949,000)

Results of Operations

For the three months ended March 31, 2019 the Company had a loss from continuing operations of $450,000 compared to a loss from continuing operations of approximately $3,949,000 for the three months ended March 31, 2018. This change is due primarily to decreases in labor and related expenses of $560,000, rent of $11,000, depreciation and amortization of $18,000, professional fees of $2,506,000, research and development of $282,000 and other general and administrative costs $25,000 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Other items contributing to the change included increases in revenue of $71,000.

More detailed explanation of the three months ended March 31, 2019 and 2018 changes are included in the following discussions.

Total Revenues - For the three months ended March 31, 2019 and 2018, the Company had total revenue of $77,000 and $6,000, respectively, for an increase of $71,000. This change is due to the launch of our new game Steven Universe: Tap Together on August 2, 2018 which contributed to game revenues of $25,000 for the three months ended March 31, 2019 compared to game revenues $6,000 for the three months ended March 31, 2018. Additionally, during the three months ended March 31, 2019, the Company, received $52,000 in revenue for professional services rendered to a related Limited Liability Company whose mangers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. Management plans to expand its mobile application and game development and monetization efforts and believes through continued promotion and user acquisition of Steven Universe: Tap Together, anticipated updates to Pocket Starships with Star Trek IP, and the acquisition of a new games during 2019 will bring increased revenues in the coming year.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the three months ended March 31, 2019 the company had total labor and related expenses of $326,000 with $127,000 being settled in cash and $131,000 being paid in restricted stock recorded at fair value, and accrued salaries of $68,000. For the three months ended March 31, 2018 the company had total labor and related expenses of $886,000 with $196,000 being settled in cash and $631,000 being paid in restricted stock and vesting of options recorded at fair value, and accrued salaries of $59,000. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased $11,000 from $49,000 for the three months ended March 31, 2018 to $38,000 for the three months ended March 31, 2019. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. From July 2017 through March 31, 2018 we leased office space in Berlin, Germany for EUR 3,570 ($4,100) per month. The Berlin office was used by leased employees hired by the Company for the operation of our Pocket Starships game. From October 17, 2016 to February 28, 2019 the Company leased shared office space for one employee in Redmond, Washington on a month to month basis at costs escalating from $225 to $325 per month per desk.

Depreciation and amortization expenses decreased by approximately $18,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Depreciation and amortization expenses are attributable to depreciation of the $247,000 of property and equipment and amortization of gaming assets and capitalized licensing rights in service during respective periods.

Professional fees decreased $2,506,000 from $2,556,000 for the three months ended March 31, 2018 to $50,000 for the three months ended March 31, 2019. Professional fees during the three months ended March 31, 2019 included $44,000 legal, accounting and other professional service needs and $6,000 for public relations. Professional fees during the three months ended March 31, 2018 included $137,000 in legal, accounting and other professional service needs, $29,000 for public relations, and $9,000 in consulting services related to our digital media operations. The remaining amount is due to the granting of 4,441,942 shares of restricted common stock, 420,000 option and 1,900,000 warrants to purchase restricted common stock issued to third parties for consulting services, public relations and other professional fees with a total fair value of $2,381,000.

Research and development costs during the three months ended March 31, 2019 included $17,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $299,000 during the three months ended March 31, 2018.

Other general and administrative expenses decreased $25,000 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease can be attributed primarily to reductions in travel costs $22,000 and game operating of $8,000 and various other general and administrative cost reductions of $6,000 offset by increases in insurance costs of $11,000.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $90,000 offset by the reversal of $87,000 contingent default on convertible notes payable for net interest expense of $3,000 for the three months ended March 31, 2019. The company had interest expense on a related party line of credit and accrued expenses of $20,000 for the three months ended March 31, 2018.

The Company had unrealized losses on trading securities of $2,000 for the three months ended March 31, 2019 compared to unrealized losses of $11,000 for the three months ended March 31, 2018. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss from continuing operations for the three months ended March 31, 2019 of $450,000. As of March 31, 2019, the Company had current assets of $71,000, which included cash and cash equivalents of $26,000, accounts receivable of $24,000, prepaid expenses of $19,000 and trading securities of $2,000.

During the three months ended March 31, 2019, the Company has met its capital requirements through a combination of collection of receivables and related party short-term advances of $209,000.

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

Operating Activities - For the three months ended March 31, 2019, the Company used cash in operating activities from continuing operations of $207,000. For the three months ended March 31, 2018, the Company used cash in operating activities of $816,000. Operating activities consist of corporate overhead and development of our mobile games and applications. Decreases are due to increased revenues combined with decreases operating expenses. See the above results of operations discussion for more details.

Financing Activities - During the three months ended March 31, 2019, the Company borrowed $209,000 from related party short-term advances. During the three months ended March 31, 2018, the Company sold 4,700,000 shares of restricted common stock to third parties and one related party for $605,000, borrowed $5,000 from related party short-term advances and borrowed $200,000 from a related party line of credit.

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

Critical Accounting Policies - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the quarterly and annual Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

As of March 31, 2019, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

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

On November 2, 2018, counsel for Defendants filed a joint motion to dismiss the SEC’s suit in its entirety, primarily on the basis that the SEC’s complaint fails to allege facts sufficient to state viable causes of action. All three defendants assert that the SEC has failed to satisfy its heightened pleadings requirement for stating viable claims for market manipulation. All three Defendants also sought dismissal based upon the expiration of the applicable statute of limitations and based upon the SEC’s alleged failure to file suit within the statutory deadline for doing so as codified under the Dodd-Frank Act of 2010. This failure, Defendants argue, deprives the SEC of jurisdiction to pursue its claims against all Defendants. In addition to the foregoing, the Company further moved for dismissal of the alleged Section 7(a) Investment Company Act violation based upon the SEC’s failure to establish that the Company fit the statutory definition of an Investment Company, as that term is defined under the Investment Company Act; i.e., the Company met one of the statutory exceptions to what is and is not an Investment Company for purposes of having to register as such under the Act. The Company cannot accurately estimate when it expects a decision on its motion to dismiss, as it has been fully briefed and pending for more than four months, but expects a ruling within the next several months.

The Company is being represented by Alex Spiro, Esq., a partner with the firm of Quinn Emmanuel, Urquhart & Sullivan, LLP and Marc S. Gottlieb, Esq., a partner with the firm of Ortoli Rosenstadt LLP.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2019, the Company issued 1,250,000 restricted common shares as part of the base salary pursuant to employment contracts with two officers of the Company. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

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

Dated: May 15, 2019

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

