Form 10-K/A
period 2018-12-31
SPYR, Inc.
filed 2019-09-04
CIK 829325

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

None

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K/A amends the Registrants Form 10-K filed on April 1, 2019 with the Securities and Exchange Commission. Amendment No. 1 is being filed solely to amend Item 9A. Controls and Procedures. All other items remain unchanged.

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

As of December 31, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses described below .

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for maintaining internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. As of December 31, 2018, an evaluation of the effectiveness of the Company’s internal control over financial reporting was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that during the period covered by this report, such internal control over financial reporting was not effective, due to certain identified material weaknesses described below.

Material Weaknesses

(1) insufficient accounting staff, (2) inadequate segregation of duties, (3) limited checks and balances in processing cash and other transactions, and (4) the lack of independent directors and independent audit committee.

Changes in Internal Controls Over Financial Reporting

The Company is committed to improving its disclosure controls and procedures , its internal controls over financial reporting, and the remediation of identified control weaknesses. As capital becomes available, Management plans to increase the accounting and financial reporting staff, add independent directors to the Board of Directors and establish an independent audit committee. We cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements, nor can we make assurances that additional material weaknesses in its internal control over financial reporting will not be identified in the future.

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

Dated: September 3, 2019

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ James R. Thompson	President & Chief Executive Officer	September 3, 2019
James R. Thompson	(Principal Executive Officer)

/S/ Barry D. Loveless	Chief Financial Officer	September 3, 2019
Barry D. Loveless	(Principal Financial and Accounting Officer)

/S/ James Mylock, Jr.	Director	September 3, 2019
James Mylock, Jr.

/S/ Tim Matula	Director	September 3, 2019
Tim Matula

