Form 10-Q
period 2019-09-30
SPYR, Inc.
filed 2019-11-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2019, there were 200,880,131 shares of the Registrant's common stock.

1

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS		(Restated)
Current Assets:
Cash and cash equivalents	$36,000	$24,000
Accounts receivable, net	35,000	62,000
Prepaid expenses	19,000	21,000
Trading securities, at market value	1,000	4,000
Total Current Assets	91,000	111,000

Property and equipment, net	67,000	94,000
Capitalized gaming assets and licensing rights, net	118,000	122,000
Intangible assets, net	7,000	9,000
Operating lease right-of-use asset	91,000	110,000
Other assets	6,000	6,000
TOTAL ASSETS	$380,000	$452,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$1,206,000	$1,145,000
Related party short-term advances	1,099,000	320,000
Related party line of credit	1,117,000	1,068,000
Convertible note payable, net	542,000	432,000
Operating lease liability - current portion	66,000	39,000
Current liabilities of discontinued operations	22,000	22,000
Total Current Liabilities	4,052,000	3,026,000

Operating lease liability	39,000	92,000
Total Liabilities	4,091,000	3,118,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding
as of September 30, 2019 and December 31, 2018	11	11
20,000 Class E shares issued and outstanding
as of September 30, 2019 and December 31, 2018	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized
200,055,131 and 198,305,131 shares issued and outstanding
as of September 30, 2019 and December 31, 2018	20,005	19,830
Additional paid-in capital	53,445,982	53,265,157
Accumulated deficit	(57,177,000)	(55,951,000)
Total Stockholders’ (Deficit)	(3,711,000)	(2,666,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$380,000	$452,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Game Revenues	$10,000	$116,000	$44,000	$143,000
Related Party Service Revenues	8,000	80,000	60,000	80,000
Total Revenues	18,000	196,000	104,000	223,000

Expenses
Labor and related expenses	195,000	191,000	716,000	1,312,000
Rent	36,000	37,000	110,000	125,000
Depreciation and amortization	11,000	28,000	33,000	85,000
Professional fees	15,000	445,000	81,000	3,519,000
Research and development	(70,000)	137,000	(44,000)	590,000
Other general and administrative	84,000	154,000	248,000	381,000
Total Operating Expenses	271,000	992,000	1,144,000	6,012,000
Operating Loss	(253,000)	(796,000)	(1,040,000)	(5,789,000)

Other Income (Expense)
Interest Income (Expense)	7,000	(135,000)	(183,000)	(239,000)
Gain on cancellation of shares	—	5,000	—	118,000
Unrealized loss on trading securities	(1,000)	(7,000)	(3,000)	(36,000)
Total Other Income (Expense)	6,000	(137,000)	(186,000)	(157,000)

Loss from continuing operations	(247,000)	(933,000)	(1,226,000)	(5,946,000)

Loss on discontinued operations	—	—	—	(2,000)

Net Loss	$(247,000)	$(933,000)	$(1,226,000)	$(5,948,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted loss per share	$—	$—	$(0.01)	$(0.03)

Loss on discontinued operations
Basic and Diluted loss per share	$—	$—	$—	$—

Net Loss
Basic and Diluted loss per share	$—	$—	$(0.01)	$(0.03)

Weighted Average Common Shares
Basic and Diluted	200,055,131	198,811,004	199,624,728	192,273,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited)
	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018 (Restated)	107,636	$11	20,000	$2	198,305,131	$19,830	$53,265,157	$(55,951,000)	$(2,666,000)
Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	130,875	—	131,000
Net loss	—	—	—	—	—	—	—	(450,000)	(450,000)
Balance at March 31, 2019	107,636	11	20,000	2	199,555,131	19,955	53,396,032	(56,401,000)	(2,985,000)
Fair value of common stock issued for conversion of notes payable	—	—	—	—	500,000	50	49,950	—	50,000
Net loss	—	—	—	—	—	—	—	(529,000)	(529,000)
Balance at June 30, 2019	107,636	11	20,000	2	200,055,131	20,005	53,445,982	(56,930,000)	(3,464,000)
Net loss	—	—	—	—	—	—	—	(247,000)	(247,000)
Balance at September 30, 2019	107,636	$11	20,000	$2	200,055,131	$20,005	$53,445,982	$(57,177,000)	$(3,711,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)
	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017 (Restated)	107,636	$11	20,000	$2	181,128,950	$18,112	$46,561,875	$(48,842,000)	$(2,262,000)
Common stock issued to related party for cash	—	—	—	—	500,000	50	49,950	—	50,000
Common stock issued for cash	—	—	—	—	4,200,000	420	554,580	—	555,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	624,875	—	625,000
Fair value of common stock, options and warrants issued for services	—	—	—	—	4,441,942	444	1,711,556	—	1,712,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	674,000	—	674,000
Net loss	—	—	—	—	—	—	—	(3,951,000)	(3,951,000)
Balance at March 31, 2018 (Restated)	107,636	11	20,000	2	191,520,892	19,151	50,176,836	(52,793,000)	(2,597,000)
Common stock issued for cash	—	—	—	—	2,000,000	200	299,800	—	300,000
Fair value of common stock, options and warrants issued for services	—	—	—	—	1,145,840	115	400,885	—	401,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	35,000	—	35,000
Common stock cancelled on termination of service agreement	—	—	—	—	(625,000)	(62)	(112,938)	—	(113,000)
Debt discount on convertible notes payable	—	—	—	—	—	—	263,000	—	263,000
Net loss	—	—	—	—	—	—	—	(1,064,000)	(1,064,000)
Balance at June 30, 2018	107,636	11	20,000	2	194,041,732	19,404	51,062,583	(53,857,000)	(2,775,000)
Fair value of common stock, options and warrants issued for services	—	—	—	—	1,020,999	102	236,898	—	237,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	34,000	—	34,000
Common stock cancelled on termination of service agreement	—	—	—	—	(17,500)	(2)	(4,998)	—	(5,000)
Fair value of common stock and warrants issued for litigation settlement	—	—	—	—	3,500,000	350	1,982,650	—	1,983,000
Net loss	—	—	—	—	—	—	—	(933,000)	(933,000)
Balance at September 30, 2018	107,636	$11	20,000	$2	198,545,231	$19,854	$53,311,133	$(54,790,000)	$(1,459,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:		(Restated)
Net loss for the period	$(1,226,000)	$(5,948,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	—	2,000
Depreciation and amortization	33,000	85,000
Common stock issued for employee compensation	131,000	625,000
Common stock, options and warrants issued for services	—	2,350,000
Vesting of options and warrants granted for services	—	743,000
Gain on cancellation of common stock	—	(118,000)
Amortization of debt discount on convertible notes payable	62,000	147,000
Unrealized loss on trading securities	3,000	36,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	27,000	(79,000)
Decrease in prepaid expenses	2,000	9,000
Decrease in other assets	—	10,000
Increase in accounts payable and accrued liabilities	61,000	378,000
Decrease in operating lease liability	(7,000)	(5,000)
Increase in accrued interest on short-term advances - related party	30,000	2,000
Increase in accrued interest on line of credit - related party	49,000	45,000
Increase in accrued interest on convertible notes payable	20,000	18,000
Increase in liquidated damages on convertible notes payable	78,000	—
Net Cash Used in Operating Activities from Continuing Operations	(737,000)	(1,700,000)
Net Cash Used in Operating Activities from Discontinued Operations	—	(2,000)
Net Cash Used in Operating Activities	(737,000)	(1,702,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	—	(25,000)
Net Cash Used in Investing Activities	—	(25,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	905,000
Proceeds from short-term advances - related party	749,000	178,000
Proceeds from line of credit - related party	—	200,000
Proceeds from convertible notes payable	—	400,000
Net Cash Provided by Financing Activities	749,000	1,683,000

Net Increase (Decrease) in Cash	12,000	(44,000)
Cash and cash equivalents at beginning of period	24,000	86,000
Cash and cash equivalents at end of period	$36,000	$42,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Partial conversion of notes payable to common stock	$50,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements of SPYR, Inc. and subsidiaries (the “Company”) are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

As shown in the accompanying financial statements, for the nine months ended September 30, 2019, the Company recorded a net loss from continuing operations of $1,226,000 and utilized cash in continuing operations of $737,000. As of September 30, 2019, our cash balance was $36,000 and we had trading securities of $1,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Earnings (Loss) Per Share

The basic and fully diluted shares for the three months ended September 30, 2019 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,851,852, Options – 12,449,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended September 30, 2019.

The basic and fully diluted shares for the three months ended September 30, 2018 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 412,099, Options – 13,740,000, Warrants – 8,800,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended September 30, 2018.

The basic and fully diluted shares for the nine months ended September 30, 2019 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,851,852, Options – 12,449,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the nine months ended September 30, 2019.

The basic and fully diluted shares for the nine months ended September 30, 2018 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 412,099, Options – 13,740,000, Warrants – 5,300,000) would have had an anti-dilutive effect due to the Company generating a loss for the nine months ended September 30, 2018.

Capitalized Gaming Assets and Licensing Rights

During the nine months ended September 30, 2019 and 2018, the Company recorded amortization expense of $4,000 and $19,000, respectively. As of September 30, 2019 and December 31, 2018, the accumulated amortization was $6,000 and $2,000, respectively and the unamortized capitalized gaming assets and licensing rights amounted to $118,000 and $122,000, respectively.

Software Development Costs

Costs incurred for software development are expensed as incurred. During the nine months ended September 30, 2019 and 2018, the Company incurred $34,000 and $590,000 in software development costs paid to independent gaming software developers.

In addition, during September 2019, the Company received a credit from an independent gaming software developer for previously incurred development costs in the amount of $78,000. The credit was recorded as a reduction to research and development expenses during the nine months ended September 30, 2019 and a reduction to accounts payable as of September 30, 2019.

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 on January 1, 2019. Pursuant to this new standard, the Company has recorded an operating right-of-use asset and operating lease liability in the accompanying condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

In September 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2019, and it did not have any impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

During 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due December 31, 2019. As of September 30, 2019, the Company has borrowed $1,000,000 and accrued interest of $117,000.

During 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

During 2018 the Company received $313,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The short-term advances are due upon demand. During the nine months ended September 30, 2019, the Company received an additional $749,000 in short-term advances. As of September 30, 2019, the Company has received a total of $1,062,000 in short-term advances and accrued interest of $37,000.

During the nine months ended September 30, 2019, the Company, received $60,000 in revenue for professional services rendered to a related Company whose directors are also officers of SPYR, Inc. and whose majority shareholder is Berkshire Capital Management Co., Inc.

NOTE 3 – CONVERTIBLE NOTES

On April 20, 2018, (modified May 22, 2018) the Company issued a $165,000 (originally $158,000) convertible note with original issue discount (OID) of $15,000 and bearing interest at 8% per annum. The amended maturity date of the note was June 1, 2019 and was convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued as $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 116,000 shares of the company’s restricted common stock valued at $34,000 based upon the closing price of the Company stock on the date of the modified agreement and recorded as a discount to the debt agreement. During the year ended December 31, 2018 the Company accrued interest for this note in the amount of $9,000. On May 10, 2019, the Company amended the note to extend the due date to June 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. As of September 30, 2019, the note is in default for late payment. During the nine months ended September 30, 2019 the Company has accrued interest for this note in the amount of $96,000, which includes $78,000 in liquidated damages and default interest. At September 30, 2019, the principal balance together with total accrued interest is recorded on the Company’s consolidated balance sheet net of discounts at $245,000.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

On May 22, 2018, the Company issued a $275,000 convertible note with original issue discount (OID) of $25,000 and bearing a one-time interest charge at 8%. The amended maturity date of the note is December 31, 2019 and is convertible into the Company’s restricted common stock at $0.25 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company has determined the note to contain a beneficial conversion feature valued as $40,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature is recorded as a discount to the debt agreement. The noteholder was also granted detachable 5-year warrants to purchase 500,000 shares of the company’s restricted common stock at an exercise price of $2.00 per share. The warrants were valued at $45,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 200,000 shares of the company’s restricted common stock valued at $58,000 based upon the closing price of the Company stock on the date of the agreement and recorded as a discount to the debt agreement. During the year ended December 31, 2018 the Company accrued interest for this note in the amount of $20,000 and liquidated damages of $25,000. On May 10, 2019, the Company amended the note to extend the due date to September 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. On October 11, 2019, the Company amended the note to extend the due date to December 31, 2019, provide for a partial conversion of $50,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 500,000 shares, and waive any prior alleged or actual defaults under the note. During the nine months ended September 30, 2019 the Company has accrued interest for this note in the amount of $2,000. At September 30, 2019, the principal balance together with total accrued interest and liquidated damages is recorded on the Company’s consolidated balance sheet net of discounts at $297,000.

The following table summarized the Company's convertible notes payable as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Beginning Balance	$432,000	$—
Proceeds from the issuance of convertible notes, net of issuance discounts	—	137,000
Repayments	—	—
Conversion of notes payable into common stock	(50,000)	—
Amortization of discounts	62,000	241,000
Liquidated damages	78,000	25,000
Accrued Interest	20,000	29,000
Ending Balance	$542,000	$432,000

Convertible notes, short term	$390,000	$440,000
Accrued interest and damages	$152,000	$54,000
Debt discounts	$—	$62,000

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $143,000 to $152,000. The Company adopted ASC 842 for this lease using a modified retrospective transition approach as of the beginning of the January 2018. As a result of the adoption, prior periods have been restated to include the recorded operating right-of use asset and operating lease liability in the accompanying condensed consolidated balance sheets as December 31, 2018 and the decrease in operating lease liability in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2018.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

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

On November 2, 2018, counsel for Defendants filed a joint motion to dismiss the SEC’s suit in its entirety, primarily on the basis that the SEC’s complaint fails to allege facts sufficient to state viable causes of action. On September 25, 2019, the Court denied Defendants’ motion. The Court found that when accepting all allegations in the complaint as true and drawing all reasonable inferences in favor of the Plaintiff, as the Court is required to do with respect to such a motion, the SEC’s Complaint alleged sufficient facts to survive Defendants’ motion. The Court’s ruling on the motion to dismiss does not mean that the Court has determined any of the allegations in the complaint to be true or that Defendants have violated any securities laws. The case is now proceeding to the discovery stage and after the close of discovery, Defendants will have the ability to seek summary judgment prior to trial.

The Company is being represented by Marc S. Gottlieb, Esq., a partner with the firm of Ortoli Rosenstadt LLP.

NOTE 5 – EQUITY TRANSACTIONS

Common Stock:

Nine Months Ended September 30, 2018

During the three months ended March 31, 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

During the three months ended September 30, 2018, the Company issued an aggregate of 1,020,999 shares of restricted common stock to consultants with a total fair value of $237,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $237,000 upon issuance. The shares issued were valued at the date earned under the respective agreements based upon closing market price of the Company’s common stock.

During the three months ended September 30, 2018, the Company cancelled an aggregate of 17,500 shares of restricted common stock due to the violation of certain gating provisions of a third-party service agreement. The total fair value on the date of termination was $5,000 based upon the closing market price of the Company’s common stock. The Company recorded a gain on cancellation of $5,000.

During the three months ended September 30, 2018, pursuant to a July 12, 2018 court approved settlement agreement, the Company issued 3,500,000 common shares and 3,500,000 warrants. The combined fair value of the shares and warrants was $1,983,000. The shares issued were valued at the July 12, 2018 court approval date based upon closing market price of the Company’s common stock. The warrants were valued using the Black-Scholes Option Pricing Model. The combined fair value was fully recognized on the issuance date as a $1,983,000 reduction to the litigation settlement liability.

Nine Months Ended September 30, 2019

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2018	12,449,900	$1.64
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2019	12,449,900	$1.64
Exercisable, September 30, 2019	12,449,900	$1.64

The weighted average exercise prices, remaining lives for options granted, and exercisable as of September 30, 2019 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	8,000,000	0.92	$0.50	8,000,000	$0.50
$1.00	1,449,900	0.07 – 2.36	$1.00	1,449,900	$1.00
$5.00	3,000,000	0.25	$5.00	3,000,000	$5.00
	12,449,900		$1.64	12,449,900	$1.64

At September 30, 2019, the Company’s closing stock price was $0.06 per share. As all outstanding options had an exercise price greater than $0.06 per share, there was no intrinsic value of the options outstanding at September 30, 2019.

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2018	9,000,000	$0.46
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2019	9,000,000	$0.46
Exercisable, September 30, 2019	9,000,000	$0.46

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of September 30, 2019, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	1.25
$0.15	1,200,000	1.28
$0.25	1,000,000	3.78
$0.375	200,000	1.56
$0.40	1,200,000	1.28
$0.50	3,000,000	0.08 – 3.78
$0.625	100,000	1.56
$0.75	1,250,000	1.66 – 3.78
$1.00	250,000	1.66
$2.00	200,000	3.64
	9,000,000

At September 30, 2019, the Company’s closing stock price was $0.06 per share. The Company had 600,000 warrants outstanding with exercise prices less than $0.06 with an intrinsic value of $30,000 at September 30, 2019.

Shares Reserved:

At September 30, 2019, the Company has reserved 30,000,000 shares of common stock in connection with 2 convertible notes with detachable warrants and 3,500,000 shares of common stock in connection with the court approved settlement agreement for a total of 33,500,000 reserved shares of common stock.

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

The following table summarizes the assets and liabilities of our discontinued restaurant segment's operations as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Assets:
Total Assets	$—	$—

Liabilities:
Accounts payable and accrued liabilities	$22,000	$22,000
Total Liabilities	$22,000	$22,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

The following table summarizes the results of operations of our discontinued restaurant for the nine months ended September 30, 2019 and 2018 and is included in the consolidated statements of operations as discontinued operations:

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

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company received $75,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The short-term advances are due upon demand.

Subsequent to September 30, 2019, the due date on Company’s line of credit from Berkshire Capital Management Co., Inc. was extended to December 31, 2019.

On October 11, 2019, the Company amended a convertible note to extend the due date to December 31, 2019, provide for a partial conversion of $50,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 500,000 shares.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

Subsequent to September 30, 2018, the Company issued 25,000 shares of common stock pursuant to a third-party service agreements.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2019, and we undertake no duty to update this information.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2019 TO 2018

The consolidated results of continuing operations for the nine months ended September 30, 2019 and 2018 are as follows:

	Digital Media	Corporate	Consolidated

Nine Months Ended September 30, 2019
Revenues	$44,000	60,000	$104,000
Labor and related expenses	(147,000)	(569,000)	(716,000)
Rent	(1,000)	(109,000)	(110,000)
Depreciation and amortization	(5,000)	(28,000)	(33,000)
Professional fees	—	(81,000)	(81,000)
Research and development	44,000	—	44,000
Other general and administrative	(53,000)	(195,000)	(248,000)
Operating loss	(118,000)	(922,000)	(1,040,000)

Other expense	(29,000)	(157,000)	(186,000)
Loss from continuing operations	$(147,000)	$(1,079,000)	$(1,226,000)

Nine Months Ended September 30, 2018
Revenues	$143,000	$80,000	$223,000
Labor and related expenses	(218,000)	(1,094,000)	(1,312,000)
Rent	(16,000)	(109,000)	(125,000)
Depreciation and amortization	(54,000)	(31,000)	(85,000)
Professional fees	(280,000)	(3,239,000)	(3,519,000)
Research and development	(590,000)	—	(590,000)
Other general and administrative	(188,000)	(193,000)	(381,000)
Operating loss	(1,203,000)	(4,586,000)	(5,789,000)

Other expense	(25,000)	(132,000)	(157,000)
Loss from continuing operations	$(1,228,000)	$(4,718,000)	(5,946,000)

Results of Operations

For the nine months ended September 30, 2019 the Company had a loss from continuing operations of $1,226,000 compared to a loss from continuing operations of approximately $5,946,000 for the nine months ended September 30, 2018. This change is due primarily to decreases in labor and related expenses of $596,000, rent of $15,000, depreciation and amortization of $52,000, professional fees of $3,438,000, research and development of $634,000 and other general and administrative costs $133,000 during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Other items contributing to the change included decreased revenue of $119,000. The Company also had increased other expense of $29,000.

More detailed explanation of the nine months ended September 30, 2019 and 2018 changes are included in the following discussions.

Total Revenues - For the nine months ended September 30, 2019 and 2018, the Company had total revenue of $104,000 and $223,000, respectively, for a decrease of $119,000. This change is primarily due to reduced revenues generated by our games. After the launch of the game Steven Universe: Tap Together, the original developer the Company was working with went out of business. Steven Universe: Tap Together, which launched on August 2, 2018, contributed to game revenues of $128,000 for the nine months ended months ended September 30, 2018 compared to game revenues $35,000 for the nine months ended September 30, 2019. On July 23, 2019, the Company executed a development agreement with a new developer to continue supporting, updating and expanding the Steven Universe: Tap Together game. Under this new arrangement, Company management believes that the game will begin to realize its potential and generate increased revenue. Additionally, during the nine months ended September 30, 2019 and 2018, the Company, received $60,000 and $80,000, respectively, in revenue for professional services rendered to a related Limited Liability Company whose mangers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. Management plans to expand its mobile application and game development and monetization efforts and believes through continued promotion and user acquisition of Steven Universe: Tap Together, anticipated updates to Pocket Starships, and the acquisition of new games will bring increased revenues in the coming year.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the nine months ended September 30, 2019 the company had total labor and related expenses of $716,000 with $377,000 being settled in cash, $208,000 in accrued salaries and $131,000 being paid in restricted stock recorded at fair value. For the nine months ended September 30, 2018 the company had total labor and related expenses of $1,312,000 with $522,000 being settled in cash, $149,000 in accrued salaries and $641,000 being paid in restricted stock and vesting of options recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased $15,000 from $125,000 for the nine months ended September 30, 2018 to $110,000 for the nine months ended September 30, 2019. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. From July 2017 through March 31, 2018 we leased office space in Berlin, Germany for EUR 3,570 ($4,100) per month. The Berlin office was used by leased employees hired by the Company for the operation of our Pocket Starships game. From October 17, 2016 to February 28, 2019 the Company leased shared office space for one employee in Redmond, Washington on a month to month basis at costs escalating from $225 to $325 per month per desk.

Depreciation and amortization expenses decreased by approximately $52,000 for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Depreciation and amortization expenses are attributable to depreciation of the $247,000 of property and equipment and amortization of gaming assets and capitalized licensing rights in service during respective periods.

Professional fees decreased $3,438,000 from $3,519,000 for the nine months ended September 30, 2018 to $81,000 for the nine months ended September 30, 2019. Professional fees during the nine months ended September 30, 2019 included $72,000 legal, accounting and other professional service needs and $9,000 for public relations. Professional fees during the nine months ended September 30, 2018 included $362,000 in legal, accounting and other professional service needs, $65,000 for public relations, and $16,000 in consulting services related to our digital media operations. The remaining amount is due to the granting of 6,608,781 shares of restricted common stock, 420,000 options and 2,900,000 warrants to purchase restricted common stock issued to third parties for consulting services, public relations and other professional fees with a total fair value of $3,076,000.

Research and development costs during the nine months ended September 30, 2019 included $34,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $590,000 during the nine months ended September 30, 2018. In addition, During September 2019, the Company received a credit for previously incurred development costs in the amount of $78,000.

Other general and administrative expenses decreased $133,000 for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease can be attributed primarily to reductions in game operating of $63,000, marketing costs of $57,000, travel costs of $30,000, and various other general and administrative cost reductions of $24,000 offset by increases in insurance costs of $41,000.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $183,000 for the nine months ended September 30, 2019. The company had interest expense on a related party line of credit, convertible notes payable and accrued expenses of $239,000 for the nine months ended September 30, 2018.

During the nine months ended September 30, 2018 the Company cancelled 625,000 shares of restricted common stock on termination of a third-party service agreement and 17,500 shares of restricted common stock due to the violation of certain gating provisions of a third-party service agreement. The total fair value of these cancellations was recorded as a gain on cancellation of shares of $118,000 during the nine months ended September 30, 2018. The company did not have a gain on cancellation of shares for the nine months ended September 30, 2019.

The Company had unrealized losses on trading securities of $3,000 for the nine months ended September 30, 2019 compared to unrealized losses of $36,000 for the nine months ended September 30, 2018. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2019 TO 2018

The consolidated results of continuing operations for the three months ended September 30, 2019 and 2018 are as follows:

	Digital Media	Corporate	Consolidated

Three Months Ended September 30, 2019
Revenues	$10,000	$8,000	$18,000
Labor and related expenses	(49,000)	(146,000)	(195,000)
Rent	—	(36,000)	(36,000)
Depreciation and amortization	(1,000)	(10,000)	(11,000)
Professional fees	—	(15,000)	(15,000)
Research and development	70,000	—	70,000
Other general and administrative	(18,000)	(66,000)	(84,000)
Operating income (loss)	12,000	(265,000)	(253,000)

Other income (expense)	(10,000)	16,000	6,000
Income (Loss) from continuing operations	$2,000	$(249,000)	$(247,000)

Three Months Ended September 30, 2018
Revenues	$116,000	$80,000	$196,000
Labor and related expenses	(69,000)	(122,000)	(191,000)
Rent	(1,000)	(36,000)	(37,000)
Depreciation and amortization	(18,000)	(10,000)	(28,000)
Professional fees	(113,000)	(332,000)	(445,000)
Research and development	(137,000)	—	(137,000)
Other general and administrative	(93,000)	(61,000)	(154,000)
Operating loss	(315,000)	(481,000)	(796,000)

Other expense	(10,000)	(127,000)	(137,000)
Loss from continuing operations	$(325,000)	$(608,000)	$(933,000)

Results of Operations

For the three months ended September 30, 2019 the Company had a loss from continuing operations of $247,000 compared to a loss from continuing operations of $933,000 for the three months ended September 30, 2018. This change is due primarily to decreases in rent of $1,000, depreciation and amortization of $17,000, professional fees of $430,000, research and development of $207,000 and other general and administrative costs of $70,000 during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Other items contributing to the change included decreases in revenue of $178,000. The Company also had increased labor and related expenses of $4,000 and interest expense of $142,000.

More detailed explanation of the three months ended September 30, 2019 and 2018 changes are included in the following discussions.

Total Revenues - For the three months ended September 30, 2019 and 2018, the Company had total revenue of $18,000 and $196,000, respectively, for a decrease of $178,000. This change is primarily due to reduced revenues generated by our games. After the launch of the game Steven Universe: Tap Together, the original developer the Company was working with went out of business. Steven Universe: Tap Together, which launched on August 2, 2018, contributed to game revenues of $114,000 for the three months ended months ended September 30, 2018 compared to game revenues $6,000 for the three months ended September 30, 2019. On July 23, 2019, the Company executed a development agreement with a new developer to continue supporting, updating and expanding the Steven Universe: Tap Together game. Under this new arrangement, Company management believes that the game will begin to realize its potential and generate increased revenue. Additionally, during the three months ended September 30, 2019 and 2018, the Company, received $8,000 and $80,000, respectively, in revenue for professional services rendered to a related Limited Liability Company whose managers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. Management plans to expand its mobile application and game development and monetization efforts and believes through continued promotion and user acquisition of Steven Universe: Tap Together, anticipated updates to Pocket Starships, and the acquisition of new games will bring increased revenues in the coming year.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the three months ended September 30, 2019 the company had total labor and related expenses of $195,000 with $125,000 being settled in cash and $70,000 in accrued salaries. There were no amounts paid in restricted stock during the three month ended September 30, 2019. For the three months ended September 30, 2018 the company had total labor and related expenses of $191,000 with $96,000 being settled in cash, $90,000 in accrued salaries and $5,000 being paid in restricted stock and vesting of options recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased $1,000 from $37,000 for the three months ended September 30, 2018 to $36,000 for the three months ended September 30, 2019. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000.

Depreciation and amortization expenses decreased by approximately $17,000 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Depreciation and amortization expenses are attributable to depreciation of the $247,000 of property and equipment and amortization of gaming assets and capitalized licensing rights in service during respective periods.

Professional fees decreased $430,000 from $445,000 for the three months ended September 30, 2018 to $15,000 for the three months ended September 30, 2019. Professional fees during the three months ended September 30, 2019 included $14,000 legal, accounting and other professional service needs and $1,000 for public relations. Professional fees during the three months ended September 30, 2018 included $155,000 in legal, accounting and other professional service needs, $19,000 for public relations, and $6,000 in consulting services related to our digital media operations. The remaining amount is due to the granting of 904,999 shares of restricted common stock and 105,000 options to purchase restricted common stock issued to third parties for consulting services, public relations and other professional fees with a total fair value of $265,000.

Research and development costs during the three months ended September 30, 2019 included $8,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $137,000 during the three months ended September 30, 2018. In addition, During September 2019, the Company received a credit for previously incurred development costs in the amount of $78,000.

Other general and administrative expenses decreased $70,000 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease can be attributed primarily to reductions in marketing costs of $35,000, game operating costs of $45,000, travel costs $2,000 and various other general and administrative cost reductions of $2,000 offset by increases in insurance costs of $14,000.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $52,000 for the three months ended September 30, 2019. The company had interest expense on a related party line of credit, convertible notes payable and accrued expenses of $135,000 for the three months ended September 30, 2018. In addition, pursuant to an amended convertible note whereby the note holder agreed to waive any prior alleged or actual defaults under the note, the Company recorded a reversal of previously reported default interest and penalties of $59,000.

The Company had unrealized losses on trading securities of $1,000 for the three months ended September 30, 2019 compared to unrealized losses of $7,000 for the three months ended September 30, 2018. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss from continuing operations for the nine months ended September 30, 2019 of $1,226,000. As of September 30, 2019, the Company had current assets of $91,000, which included cash and cash equivalents of $36,000, accounts receivable of $35,000, prepaid expenses of $19,000 and trading securities of $1,000.

During the nine months ended September 30, 2019, the Company has met its capital requirements through a combination of collection of receivables and related party short-term advances of $749,000.

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

Operating Activities - For the nine months ended September 30, 2019, the Company used cash in operating activities from continuing operations of $737,000. For the nine months ended September 30, 2018, the Company used cash in operating activities of $1,702,000. Operating activities consist of corporate overhead and development of our mobile games and applications. Decreases are due to decreases in operating expenses. See the above results of operations discussion for more details.

Financing Activities - During the nine months ended September 30, 2019, the Company borrowed $749,000 from related party short-term advances. During the nine months ended September 30, 2018, the Company sold 6,700,000 shares of restricted common stock to third parties and one related party for $905,000, borrowed $178,000 from related party short-term advances, borrowed $200,000 from a related party line of credit, and borrowed $400,000 from convertible debt from third-party lenders.

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

Critical Accounting Policies - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the quarterly and annual Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

As of September 30, 2019, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

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

On September 18, 2018 the Company was named as a defendant in a case filed in the United States District Court for the Southern District of New York: Securities and Exchange Commission vs. Joseph A. Fiore, Berkshire Capital Management Co., Inc., and Eat at Joe’s, Ltd. n/k/a SPYR, Inc. (“Defendants”). Joseph A. Fiore was the Chairman of our Board of Directors and is a significant shareholder. Mr. Fiore resigned from his positions as Chairman of the Board and as a Director of the Company effective August 1, 2018. The suit alleges that Mr. Fiore, during 2013 and 2014, while he was the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, engaged in improper conduct on behalf of the defendants named in the case related to the Company’s sales of securities in Plandai Biotechnology, Inc. The Commission alleges that Mr. Fiore and the Company unlawfully benefited through the sales of those securities. The Commission also alleges that from 2013 to 2014, the Company’s primary business was investing and that it failed to register as an investment company, resulting in an alleged violation of Section 7(a) of the Investment Company Act of 1940. The suit seeks to disgorge Joseph A. Fiore, Berkshire Capital Management Co., Inc., and the Company of alleged profits on the sale of the securities and civil fines related to the Company’s failure to register as an investment company with the Commission.

The Company vehemently denies any wrongdoing. The allegations demonstrate a fundamental misunderstanding of existing precedent and a mischaracterization of the facts and transactions at issue, which were not violative of any securities laws, rules or regulations. The Company will answer these allegations in court.

On November 2, 2018, counsel for Defendants filed a joint motion to dismiss the SEC’s suit in its entirety, primarily on the basis that the SEC’s complaint fails to allege facts sufficient to state viable causes of action. On September 25, 2019, the Court denied Defendants’ motion. The Court found that when accepting all allegations in the complaint as true and drawing all reasonable inferences in favor of the Plaintiff, as the Court is required to do with respect to such a motion, the SEC’s Complaint alleged sufficient facts to survive Defendants’ motion. The Court’s ruling on the motion to dismiss does not mean that the Court has determined any of the allegations in the complaint to be true or that Defendants have violated any securities laws. The case is now proceeding to the discovery stage and after the close of discovery, Defendants will have the ability to seek summary judgment prior to trial.

The Company is being represented by Marc S. Gottlieb, Esq., a partner with the firm of Ortoli Rosenstadt LLP.

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

Dated: November 14, 2019

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

