Form 10-K
period 2019-12-31
SPYR, Inc.
filed 2020-03-30
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,931,804 based on 99,242,263 non affiliate shares outstanding at $0.09 per share.

As of March 27, 2020, there were 202,130,131 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 5,889,282 common shares), par value $0.0001.

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

For the Fiscal Year Ended December 31, 2019

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

On March 24, 2015, the Company organized its wholly owned subsidiary SPYR APPS, LLC, (“Apps”) a Nevada Limited Liability Company. The focus of Apps is the development and publication of our own mobile games as well as the publication of games developed by third-party developers.

Operating Losses

The Company has incurred net losses from operations of $1,965,000 and $7,110,000 for the years ended December 31, 2019 and 2018, respectively. Such operating losses reflect developmental and other administrative costs for 2019 and 2018. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations.

Future Capital Needs and Uncertainty of Additional Funding

Revenues are not yet sufficient to support the Company’s operating expenses and are not expected to reach such levels until the Company completes its expansion plans of building a portfolio of mobile games published and/or developed under its umbrella.

Our Business and Strategy

Our current strategy is to publish and market games developed by third-party developers with the potential to develop our own games, either by contracting with third-party developers or by building or acquiring an in-house development team and to acquire revenue-producing games or companies. As of the date of this annual report, we have not built or acquired an in-house development team but are currently in the process of exploring acquisitions in the mobile games space that could include a development team. We intend to generate revenues from the games based upon users paying for additional features and levels of game play, and from the sale of advertising in our games. Our games use the “free to play” model, which allows users to download the games onto their devices and play them at no cost. “Free to play” is a business model that has existed in videogames (and other industries) for quite some time but one that has, in the last 3-5 years, been adopted by a large number of game developers and publishers both big and small. The “free to play” model allows us to offer games that have zero cost barriers preventing players from trying our games. Players that choose to not continue with the game nonetheless still become marketing channels to their friends, who may become a critical mass of players who do choose to pay for optional aspects of the games, including customization, faster game progress, additional content and more effective competition against other players. There are no limitations on potential purchases, thus catering to the financial capabilities/preferences of all players. We monetize the games by offering features and opportunities within the games that allow players to spend money to unlock new game levels, items and features, as well as in game advertising.

Our Games

Contracting with a third-party developer, we released three games: “Plucky,” “Plucky Rush” and “Rune Guardian” in April, May and December 2015, respectively. Plucky and Rune Guardian are available for free download on mobile devices in the Apple App Store and Google Play Store, and Plucky Rush is available as a free download on mobile devices on the Apple App Store.

We entered into our first publication and marketing agreement on October 21, 2015 with Superplus Games Oy for the publication of “Retro Shot.” “Retro Shot” was fully launched in February of 2016 and is available for free download on mobile devices in the Apple App Store and Google Play Store.

We entered into our second publishing and marketing agreement on December 17, 2015 with Spectacle Games Publishing (“Spectacle Games”), for its “Massively Multiplayer Online Role Playing Game,” “Pocket Starships,” which is available in Google Play Store and the Amazon App Store for free download, and can also be played in a web browser, via web portals around the world. Pocket Starships is a space warfare themed game that is available to be played regardless of what operating system the player uses, whether that is a Google Android device, including phones and tablets from a variety of hardware manufacturers using the Android operating system, or an Amazon Fire OS device such as a Kindle. Pocket Starships is also available to play on the Internet in any web browser at www.pocketstarships.com. Pocket Starships’ software engine allows players worldwide to play against each other in real time and in the same game “universe,” regardless of what platform is used. Thus, players can play Pocket Starships in the same game universe regardless of whether they are playing in a web browser at their desk or using an iPhone on the other side of the planet. Pocket Starships’ game play is hardware and software agnostic, so regardless of device all users have the same game experience.

On October 23, 2017, pursuant to a restructured option agreement, SPYR® acquired all of the game related assets of Pocket Starships in a cashless transaction, including a publishing agreement with Spectacle. As a result, SPYR® acquired rights to retain 100% of the revenue generated from the game and will be the sole owner of all of the assets related to the game. The acquisition included, among other assets, all Pocket Starships related intellectual property, the userbase, artwork, software, internet domains, game store accounts (such as App Store, Play Store, Amazon, and Facebook Gameroom), web portal accounts (Facebook, VK.com, Kongregate, etc.) and internet domains (www.pocketstarships.com). Under the terms of the agreement, the game's owner received 8,000,000 restricted shares of SPYR® stock (subject to resale gating provisions) and 8,000,000 three-year cash-based options exercisable at $0.50 per share, expiring August 31, 2020.

During July 2017, the Company entered into an agreement with Reset Studios, LLC for the development of new idle tapper game called Steven Universe: Tap Together, which features characters and storylines from Cartoon Network’s Steven Universe. The Company secured the necessary license to use the Steven Universe IP in the game through a license agreement with Cartoon Network. As of December 31, 2019, the Cartoon Network license was terminated and the game was removed from the stores.

The Company intends to utilize cash on hand, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and software development costs and implementation of our business plans generally. The Company also plans to diversify, through acquisition or otherwise, in other unrelated business areas and is exploring opportunities to do so.

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

Employees

As of the date of this filing, the Company had 3 employees, none of whom is represented by a labor union.

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

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000 for a total value of $1,983,000. During the year ended December 31, 2018, the above described common shares were issued and warrants were granted in satisfaction of the settlement.

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

Recently, the SEC and the Company have entered into a proposed agreement that, if and when approved by the full Commission, as the parties anticipate it will, resolve all of the issues asserted against the Company by the SEC without any admission of wrongdoing on the part of the Company. In anticipation of the SEC’s approval of this agreement, the U.S. District Court has agreed to stay all further proceedings for 90 days in order to afford the parties ample time to effectuate their final agreement, at which time said litigation will be formally discontinued against the Company with prejudice. The Company has recorded a contingent liability as of December 31, 2019 for the resulting anticipated $500,000 liability under the proposed settlement.

The Company is being represented by Marc S. Gottlieb, Esq., a partner with the firm of Ortoli Rosenstadt LLP.

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment is not being contested by SPYR APPS, LLC, but has not yet been entered. The $85,000 plus accrued interest and attorneys’ fees has been reported as part of accounts payable and accrued liabilities. The balance due as of December 31, 2019 was approximately $90,000.

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

	High	Low
2018
First Quarter	$0.50	$0.25
Second Quarter	$0.40	$0.17
Third Quarter	$0.33	$0.13
Fourth Quarter	$0.25	$0.05
2019
First Quarter	$0.32	$0.05
Second Quarter	$0.39	$0.05
Third Quarter	$0.10	$0.04
Fourth Quarter	$0.06	$0.01

Dividends

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Approximate Number of Equity Security Holders

As of March 29, 2020, there were 171 direct holders of record of our Common Stock. Because shares of the Company’s Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is substantially larger than the number of stockholders of record.

The number of shareholders of record of the Company’s Common Stock as of March 29, 2020 was approximately 1,685.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-K that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2019, and we undertake no duty to update this information.

Plan of Operations

Through our wholly owned subsidiary SPYR APPS, LLC, d/b/a SPYR GAMES we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. Our primary focus is on the development and expansion of our mobile games and applications. We anticipate we will need to hire additional employees during 2020 to help with the development and marketing of existing and future games and applications.

During the past several years we have invested in the Company’s future by working closely with the development team at Spectacle Games to optimize game play and expand the availability of our game Pocket Starships to more users through new and existing game portals, social networking sites and app stores throughout the world. In Pocket Starships, players can build and pilot several ships and forge alliances on their quest for galactic domination. Players can perform or initiate various activities ranging from fighting pirates to participating in Faction Alerts.

In addition, working together with the development team at Reset Studios LLC, we developed Steven Universe: Tap Together, a new tapper game featuring characters and storylines from Steven Universe, a popular animated television series on Cartoon Network. Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store on August 9, 2018. As of December 31, 2019, the Cartoon Network license was terminated and the game was removed from the stores.

Management’s plan for the next 12 months is to seek and obtain additional capital from outside investors for operations and expansion, including but not necessarily limited to refining and better monetizing Pocket Starships and seeking out and pursuing acquisition opportunities within and without the gaming space. We will also continue to utilize the services of game developers for further development, enhancement and maintenance of the games as needed to meet the needs of the users and maximize revenue into the future. In addition to our plans for Pocket Starships we will continue to seek additional games and apps to publish as we strive to broaden our range of products and increase revenues and operating cash flows. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. The Company also plans to diversify, through acquisition or otherwise, in other unrelated business areas and is exploring opportunities to do so.

Comparison of 2019 To 2018

The consolidated results of continuing operations are as follows:

	Digital Media	Corporate	Consolidated

Year Ended December 31, 2019
Revenues	$51,000	$—	$51,000
Related party service revenues	—	302,000	302,000
Labor and related expenses	(193,000)	(724,000)	(917,000)
Rent	(1,000)	(145,000)	(146,000)
Depreciation and amortization	(24,000)	(37,000)	(61,000)
Professional fees	(2,000)	(95,000)	(97,000)
Research and development	34,000	—	34,000
Other general and administrative	(71,000)	(270,000)	(341,000)
Operating loss	(206,000)	(969,000)	(1,175,000)

Interest Expense	(40,000)	(247,000)	(287,000)
Loss on write-down of assets	—	—	—
Gain on cancellation of shares	—	—	—
Litigation settlement costs	—	(500,000)	(500,000)
Unrealized loss on trading securities	—	(3,000)	(3,000)
Other expense	(40,000)	(750,000)	(790,000)
Loss from continuing operations	$(246,000)	$(1,719,000)	$(1,965,000)

	Digital Media	Corporate	Consolidated
Year Ended December 31, 2018
Revenues	$258,000	$—	$258,000
Related party service revenues	—	130,000	130,000
Labor and related expenses	(272,000)	(1,286,000)	(1,558,000)
Rent	(17,000)	(146,000)	(163,000)
Depreciation and amortization	(74,000)	(41,000)	(115,000)
Professional fees	(353,000)	(3,110,000)	(3,463,000)
Research and Development	(746,000)	—	(746,000)
Other general and administrative	(214,000)	(252,000)	(466,000)
Operating loss	(1,418,000)	(4,705,000)	(6,123,000)

Interest Expense	(35,000)	(451,000)	(486,000)
Loss on write-down of assets	(575,000)	—	(575,000)
Gain on cancellation of shares	—	118,000	118,000
Unrealized loss on trading securities	—	(44,000)	(44,000)
Other expense	(610,000)	(377,000)	(987,000)
Loss from continuing operations	$(2,028,000)	$(5,082,000)	$(7,110,000)

Results of Operations

For the year ended December 31, 2019 the Company had a loss from continuing operations of $1,965,000 compared to a loss from continuing operations of $7,110,000 for the year ended December 31, 2018. This change is due primarily to decreases in labor and related expenses of $641,000, rent of $17,000, depreciation and amortization of $54,000, professional fees of $3,366,000, research and development of $780,000 and other general and administrative costs of $125,000 during the year ended December 31, 2019 compared to the year ended December 31, 2018. Other items contributing to the change included decreased revenue of $35,000. The Company also had decreased other expense of $197,000.

More detailed explanation of the year ended December 31, 2019 and 2018 changes are included in the following discussions.

Total Revenues - For the years ended December 31, 2019 and 2018, the Company had total revenue of $353,000 and $388,000, respectively, for a decrease of $35,000. This change is primarily due to reduced revenues generated by our games, partially offset by increased related party service revenues.

Games Revenues - After the launch of the game Steven Universe: Tap Together, the original developer the Company was working with went out of business. Steven Universe: Tap Together, which launched on August 2, 2018, contributed to game revenues of $227,000 for the year ended December 31, 2018 compared to game revenues of $40,000 for the year ended December 31, 2019. As of December 31, 2019, the Cartoon Network license was terminated and the game was removed from the stores.

Related Party Service Revenues - During the year ended December 31, 2019 and 2018, the Company, received $302,000 and $130,000, respectively, in revenue for professional services rendered to related parties. During 2019, the Company received $302,000 in revenue, of which, $232,000 was for professional services rendered to Berkshire Capital Management Co., Inc, a company controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company and $70,000 in revenue for professional services rendered to a related Limited Liability Company whose managers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. During 2018, the Company, received $130,000 in revenue for professional services rendered to a related Limited Liability Company whose managers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc.

The Company intends to utilize cash on hand, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and software development costs and implementation of our business plans generally. The Company also plans to diversify, through acquisition or otherwise, in other unrelated business areas and is exploring opportunities to do so.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the year ended December 31, 2019 the company had total labor and related expenses of $917,000 with $482,000 being settled in cash, $292,000 in accrued salaries and $143,000 being paid in restricted stock recorded at fair value. For the year ended December 31, 2018 the company had total labor and related expenses of $1,558,000 with $624,000 being settled in cash, $239,000 in accrued salaries and $695,000 being paid in restricted stock and vesting of options recorded at fair value. The cost of labor is expected to increase in conjunction with the expansion of operations.

The cost of rent decreased $17,000 from $163,000 for the year ended December 31, 2018 to $146,000 for the year ended December 31, 2019. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. From July 2017 through March 31, 2018 we leased office space in Berlin, Germany for EUR 3,570 ($4,100) per month. The Berlin office was used by leased employees hired by the Company for the operation of our Pocket Starships game. From October 17, 2016 to February 28, 2019 the Company leased shared office space for one employee in Redmond, Washington on a month to month basis at costs escalating from $225 to $325 per month per desk.

Depreciation and amortization expenses decreased by $54,000 for the year ended December 31, 2019 compared to the year ended December 31, 2018. Depreciation and amortization expenses are attributable to depreciation of the $247,000 of property and equipment and amortization of gaming assets and capitalized licensing rights in service during respective periods.

Professional fees decreased $3,336,000 from $3,463,000 for the year ended December 31, 2018 to $97,000 for the year ended December 31, 2019. Professional fees during 2019 included $85,000 in legal, accounting and other professional service needs and $10,000 for public relations. The remaining amount is due to the granting of 25,000 shares of restricted common stock and 100,000 warrants to purchase restricted common stock issued to third parties for consulting services related to our digital media operations with a total fair value of $2,000. Professional fees during 2018 included $379,000 in legal, accounting and other professional service needs, $81,000 for public relations, and $26,000 in consulting services related to our digital media operations. The remaining amount is due to the granting of 5,462,181 (net of cancellations of 642,500) shares of restricted common stock, 379,900 (net of forfeitures of 40,100) options and 8,400,000 warrants to purchase restricted common stock issued to third parties for consulting services, public relations, and other professional fees with a total fair value of $2,977,000.

Research and development costs during the year ended December 31, 2019 included $44,000 in connection with fees paid to game developers for the development of its current and soon to be released games, compared to research and development costs of $746,000 during the year ended December 31, 2018. In addition, during September 2019, the Company received a credit for previously incurred development costs in the amount of $78,000.

Other general and administrative expenses decreased $125,000 for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease can be attributed primarily to reductions in game operating of $54,000, marketing costs of $77,000, travel costs of $46,000, and various other general and administrative cost reductions of $2,000 offset by increases in insurance costs of $54,000.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $287,000 for the year ended December 31, 2019. The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $486,000 for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company recorded an impairment loss of $575,000 on certain capitalized gaming assets and licensing rights related to its game “Pocket Starships”. The company did not have a corresponding impairment loss for the year ended December 31, 2019.

During the year ended December 31, 2018, the Company cancelled an aggregate of 642,500 shares of restricted common stock with a total fair value on the date of cancellation of $212,000. The Company recorded a gain on cancellation of $118,000 during the year ended December 31, 2018. The company did not have a gain on cancellation of shares for the year ended December 31, 2019.

During the year ended December 31, 2019, the Company accrued a contingent liability for anticipated litigation and legal settlement liabilities, which has been reported as part of accounts payable and accrued liabilities on the accompanying consolidated balance sheet and litigation settlement costs on the accompanying consolidated statements of operations in the amount of $500,000 as of December 31, 2019.

The Company had unrealized losses on trading securities of $3,000 for the year ended December 31, 2019 compared to unrealized losses of $44,000 for the year ended December 31, 2018. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

As of December 31, 2019, the Company had deferred tax assets arising from net operating loss carry-forwards, capital loss carry-overs, unrealized losses on trading securities, and deductible temporary differences of approximately $25,500,000 compared to $23,800,000 at December 31, 2018. During the year ended December 31, 2019, the Company increased its net operating loss carry-forwards by approximately $1,645,000 and increased its other deductible temporary differences by approximately $124,000. Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $5,376,000 against these potential future tax benefits. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

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

The Company has generated a net loss from continuing operations for the year ended December 31, 2019 of $1,965,000 and utilized cash in operations of $763,000. As of December 31, 2019, the Company had current assets of $103,000, which included cash and cash equivalents of $10,000, and trading securities of $1,000.

During the year ended December 31, 2019 the Company met its capital requirements through a combination of collection of receivables, borrowing from related party short-term advances of $749,000 and through the use of existing cash reserves. During the year ended December 31, 2018 the Company met its capital requirements through a combination of collection of receivables, the sale of restricted common stock of $905,000, borrowing from related party short-term advances of $313,000, borrowing from a related party line of credit of $200,000, borrowing from third-party convertible notes payable of $400,000 and through the use of existing cash reserves.

The Company currently does not have sufficient cash and liquidity to meet its anticipated working capital for the next twelve months. The Company expects future development and expansion will be financed through cash flows from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. If our financing goals for our products do not materialize as planned and we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

The Company may also decide to expand and/or diversify, through acquisition or otherwise, in other related or unrelated business areas if opportunities present themselves.

Operating Activities - For the year ended December 31, 2019 and 2018, the Company used cash for operating activities of $763,000 and $1,830,000, respectively. Operating activities consist of corporate overhead and development of our mobile games and applications. Decreases are due to decreases in operating expenses. See the above results of operations discussion for more details.

Investing Activities – During the year ended December 31, 2019, the Company did not have cashflows from investing activities. During the year ended December 31, 2018, the Company paid $50,000 for certain licensing rights related to its game “Pocket Starships”.

Financing Activities – During the year ended December 31, 2019, the Company borrowed $749,000 from related party short-term advances. During the year ended December 31, 2018, the Company sold 6,700,000 shares of restricted common stock to third parties and one related party for $905,000, borrowed $313,000 from related party short-term advances, borrowed $200,000 from a related party line of credit, and borrowed $400,000 from convertible debt from third-party lenders.

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

Game Revenues

Through our wholly owned subsidiary SPYR APPS, LLC, d/b/a SPYR GAMES, we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. The Company’s dedicated mobile gaming applications can be downloaded through the app stores maintained by Apple and Google. The Company’s cross platform gaming application, which can be played on personal computers and mobile devices can be downloaded from the internet as well as through the app stores maintained by Google and Amazon.

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

Certified Public Accountants (a professional corporation)

1221 West Mineral Ave, Ste. 202 Littleton, Colorado 80120-4544 (303) 734-4800 Fax (303) 795-3356

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SPYR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SPYR, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company

Littleton, Colorado March 30, 2020

We have served as the Company’s auditor since 2018.

SPYR, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS		(Restated)
Current Assets:
Cash and cash equivalents	$10,000	$24,000
Accounts receivable, net	77,000	62,000
Prepaid expenses	15,000	21,000
Trading securities, at market value	1,000	4,000
Total Current Assets	103,000	111,000

Property and equipment, net	59,000	94,000
Capitalized gaming assets and licensing rights, net	100,000	122,000
Intangible assets, net	6,000	9,000
Operating lease right-of-use asset	80,000	110,000
Other assets	13,000	6,000
TOTAL ASSETS	$361,000	$452,000

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$1,834,000	$1,145,000
Related party short-term advances	1,115,000	320,000
Related party line of credit	1,134,000	1,068,000
Convertible notes payable, net	550,000	432,000
Operating lease liability - current portion	92,000	39,000
Current liabilities of discontinued operations	22,000	22,000
Total Current Liabilities	4,747,000	3,026,000

Operating lease liability	—	92,000
Total Liabilities	4,747,000	3,118,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding as of December 31, 2019 and 2018	11	11
20,000 Class E shares issued and outstanding as of December 31, 2019 and 2018	2	2
Common stock, $0.0001 par value, 750,000,000 shares authorized
200,880,131 and 198,305,131 shares issued and outstanding as of December 31, 2019 and 2018	20,088	19,830
Additional paid-in capital	53,509,899	53,265,157
Accumulated deficit	(57,916,000)	(55,951,000)
Total Stockholders’ Equity (Deficit)	(4,386,000)	(2,666,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$361,000	$452,000

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

Revenues	$51,000	$258,000
Related party service revenues	302,000	130,000
Gross Margin	353,000	388,000

Expenses
Labor and related expenses	917,000	1,558,000
Rent	146,000	163,000
Depreciation and amortization	61,000	115,000
Professional fees	97,000	3,463,000
Research and development	(34,000)	746,000
Other general and administrative	341,000	466,000
Total Operating Expenses	1,528,000	6,511,000
Operating Loss	(1,175,000)	(6,123,000)

Other Income (Expense)
Interest Expense	(287,000)	(486,000)
Write-down of assets	—	(575,000)
Gain on cancellation of shares	—	118,000
Litigation settlement costs	(500,000)	—
Unrealized loss on trading securities	(3,000)	(44,000)
Total Other Expense	(790,000)	(987,000)

Loss from continuing operations	(1,965,000)	(7,110,000)

Income on discontinued operations	—	1,000

Net Loss	$(1,965,000)	$(7,109,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.01)	$(0.04)

Income on discontinued operations
Basic and Diluted earnings per share	$—	$0.00

Net Loss
Basic and Diluted earnings per share	$(0.01)	$(0.04)

Weighted Average Common Shares
Basic and Diluted	199,910,816	193,493,890

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2019 and 2018

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017 (Restated)	107,636	$11	20,000	$2	181,128,950	$18,112	$46,561,875	$(48,842,000)	$(2,262,000)
Common stock issued to related party for cash	—	—	—	—	500,000	50	49,950	—	50,000
Common stock issued for cash	—	—	—	—	6,200,000	620	854,380	—	855,000
Fair value of common stock issued for employee compensation	—	—	—	—	1,550,000	155	672,845	—	673,000
Fair value of common stock and warrants issued for services	—	—	—	—	6,068,681	607	1,967,393	—	1,968,000
Vesting of options and warrants granted for services	—	—	—	—	—	—	1,031,000	—	1,031,000
Common stock cancelled on termination of service agreement	—	—	—	—	(642,500)	(64)	(117,936)	—	(118,000)
Fair value of common stock and warrants issued for litigation settlement	—	—	—	—	3,500,000	350	1,982,650	—	1,983,000
Debt discount on convertible notes payable	—	—	—	—	—	—	263,000	—	263,000
Net loss	—	—	—	—	—	—	—	(7,109,000)	(7,109,000)
Balance at December 31, 2018	107,636	$11	20,000	$2	198,305,131	$19,830	$53,265,157	$(55,951,000)	$(2,666,000)
Fair value of common stock issued for employee compensation	—	—	—	—	1,550,000	155	142,845	—	143,000
Fair value of common stock and warrants issued for services	—	—	—	—	25,000	3	1,997	—	2,000
Fair value of common stock issued for conversion of notes payable	—	—	—	—	1,000,000	100	99,900	—	100,000
Net loss	—	—	—	—	—	—	—	(1,965,000)	(1,965,000)
Balance at December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	$53,509,899	$(57,916,000)	$(4,386,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
		(Restated)
Cash Flows From Operating Activities:
Net loss	$(1,965,000)	$(7,109,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	—	(1,000)
Loss on write-down of assets	—	575,000
Depreciation and amortization	61,000	115,000
Common stock issued for employee compensation	143,000	673,000
Common stock issued for professional fees	2,000	1,968,000
Vesting of options and warrants granted for services	—	1,031,000
Gain on cancellation of common stock	—	(118,000)
Amortization of debt discounts on convertible notes payable	62,000	241,000
Unrealized loss on trading securities	3,000	44,000
Changes in operating assets and liabilities:
Increase in accounts receivables	(15,000)	(58,000)
Decrease in prepaid expenses	6,000	14,000
Decrease in operating lease liability	(9,000)	(7,000)
(Increase) decrease in other assets	(7,000)	10,000
Increase in accounts payable and accrued liabilities	688,000	670,000
Increase in accrued interest on short-term advances - related party	46,000	6,000
Increase in accrued interest on line of credit - related party	66,000	61,000
Increase in accrued interest and liquidated damages on convertible notes payable	156,000	54,000
Net Cash Used in Operating Activities from Continuing Operations	(763,000)	(1,831,000)
Net Cash Provided by Operating Activities from Discontinued Operations	—	1,000
Net Cash Used in Operating Activities	(763,000)	(1,830,000)

Cash Flows From Investing Activities:
Purchase of licensing rights	—	(50,000)
Net Cash Used in Investing Activities	—	(50,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	905,000
Proceeds from short-term advances - related party	749,000	313,000
Proceeds from line of credit - related party	—	200,000
Proceeds from convertible notes payable	—	400,000
Net Cash Provided by Financing Activities	749,000	1,818,000

Net decrease in Cash	(14,000)	(62,000)
Cash and cash equivalents at beginning of period	24,000	86,000
Cash and cash equivalents at end of period	$10,000	$24,000

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the year	$4,000	$6,000
Income taxes paid during the year	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued and options granted for litigation settlement	$—	$1,983,000
Debt discounts on convertible notes payable	$—	$263,000
Common stock issued for debt conversion	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, SPYR APPS, LLC, a Nevada Limited Liability Company, E.A.J.: PHL, Airport Inc., a Pennsylvania corporation (discontinued operations, see Note 10), and Branded Foods Concepts, Inc., a Nevada corporation. Intercompany accounts and transactions have been eliminated.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.

As shown in the accompanying financial statements, for the year ended December 31, 2019, the Company recorded a net loss from continuing operations of $1,965,000 and utilized cash in operations of $763,000.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

As of December 31, 2019, our cash balance was $10,000 and we had trading securities of $1,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to utilize cash on hand, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and software development costs and implementation of our business plans generally. The Company also plans to diversify, through acquisition or otherwise, in other unrelated business areas and is exploring opportunities to do so.

Historically, we have financed our operations primarily through sales of our common stock and debt financing. The Company will continue to seek additional capital through the sale of its common stock, debt financing and through expansion of its existing and new products. If our financing goals for our products do not materialize as planned and if we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans.

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

YEARS ENDING DECEMBER 31, 2019 AND 2018

The basic and fully diluted shares for the year ended December 31, 2018 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,445,504, Options – 12,449,900 and Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2018.

The basic and fully diluted shares for the year ended December 31, 2019 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 5,096,840, Options – 9,299,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2019.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

During 2017, the Company capitalized $175,000 pursuant to a licensing agreement for the non-exclusive, limited right to incorporate certain intellectual property (IP) from various STAR TREK television series into future updates to and expansions of the Pocket Starships game. As of December 31, 2018, the company had not met certain development milestones, was in default and recognized an impairment loss of $175,000 recorded as a loss on write down of assets in the consolidated statement of operations for the year ended December 31, 2018.

In addition, during 2017 we also acquired the game titled Battlewack: Idle Lords for cash of $100,000, pursuant to settlement with the game owner and developer. Battlewack: Idle Lords requires additional development before it can be released.

During August 2018, the Company capitalized $25,000 pursuant to a licensing agreement for the non-exclusive, limited right to incorporate certain intellectual property (IP) from Steven Universe, a popular animated television series on Cartoon Network into our game Steven Universe: Tap Together. Steven Universe: Tap Together was launched globally on the Google Play Store on August 2, 2018 and on the IOS App Store in August 9, 2018. The Company amortizes the capitalized cost on a straight-line basis over an estimated life of 4.42 years, which approximates the term of the license. This license was terminated effective December 31, 2019, the game was removed from the stores, and the unamortized balance was amortized in full and the license was removed from the accompanying consolidated balance sheet as of December 31, 2019.

During the year ended December 31, 2019, the Company recorded amortization expense of $22,000. As of December 31, 2019 and December 31, 2018, the accumulated amortization was $0 and $22,000, respectively and the unamortized capitalized gaming assets and licensing rights amounted to $100,000 and $122,000 respectively.

As of December 31, 2019, the Company’s only remaining capitalized gaming asset is Battlewack: Idle Lords which requires additional development before it can be released. As such, the Company does not expect further amortization expense related to capitalized gaming assets and licensing rights until existing or future gaming assets, through development or acquisition, are placed into service.

Software Development Costs

Costs incurred for software development are expensed as incurred. During the years ended December 31, 2019 and 2018, the Company incurred $44,000 and $746,000 in software development costs paid to independent gaming software developers.

In addition, during September 2019, the Company received a credit from an independent gaming software developer for previously incurred development costs in the amount of $78,000. The credit was recorded as a reduction to research and development expenses during the year ended December 31, 2019 and a reduction to accounts payable as of December 31, 2019.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under prior U.S. GAAP and replaced it with a principles-based approach for determining revenue recognition. The core principle of the standard is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

We adopted this new revenue recognition standard along with is related amendments on January 1, 2018 and have updated our accounting policy for revenue recognition. As expected, at our current level of revenue, the adoption of this new standard did not impact our financial position or results of operations or operating cash flows.

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

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

Accounts Receivable

The following is a summary of receivables at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Game revenue due from in app purchases, net of app store fees	$27,000	$51,000
Game revenue due from in app advertising	—	10,000
Related party professional service revenues	50,000	—
Other Receivables	—	1,000
Total Accounts Receivable	$77,000	$62,000

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

As of both December 31, 2019 and 2018, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

During the year ended December 31, 2019, the Company recorded amortization expense of $3,000. As of December 31, 2019, total intangible assets amounted to $20,000 which consist of website development costs. There were no indications of impairment based on management’s assessment of these assets at December 31, 2019. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record impairment to our intangible assets.

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

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

Accounts Receivable

The Company grants credit to its game revenue and service revenue customers. The Company typically does not require collateral from customers. Credit risk is limited due to the financial strength of the customers comprising the Company’s customer. The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances (See “Allowance for Doubtful Accounts” above).

Major Customers

The Company had two related party customers who comprised 20% and 66% of net revenue during the year ended December 31, 2019, and 34% and 0% of net revenue during the year ended December 31, 2018. The loss of these customers would adversely impact the business of the Company.

	Net Revenue %		Gross Accounts Receivable
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2019	2018	2019	2018
Customer A	20%	34%	$—	$—
Customer B	66%	0%	50,000	—
Total	86%	34%	$50,000	$—

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

Advertising, marketing and promotional expense was $2,000 and $79,000 for the years ended December 31, 2019, and 2018, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations.

Litigation Settlement Costs

Material litigation settlement costs expected to be incurred in connection with loss contingencies are estimated and included in “Accounts payable and accrued liabilities” and reported as “Litigation settlement costs”.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 on January 1, 2019. Pursuant to this new standard, the Company has recorded an operating right-of-use asset and operating lease liability in the accompanying condensed consolidated balance sheets as of December 31, 2019 and December 31, 2018.

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

NOTE 2 - TRADING SECURITIES

Investments in securities are summarized as follows:

	Fair Value at		Proceeds from	Loss on	Contributed	Unrealized	Fair Value at
Year	Beginning of Year	Purchases	Sale	Sale	Capital	Loss	December 31,
2019	$ 4,000	$ -	$ -	$ -	$ -	$ (3,000)	$ 1,000
2018	$ 48,000	$ -	$ -	$ -	$ -	$(44,000)	$ 4,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 1,000	$ 1,000	$ -	$ -
Money market funds	1,000	1,000	-	-
Total	$ 2,000	$ 2,000	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 4,000	$ 4,000	$ -	$ -
Money market funds	1,000	1,000	-	-
Total	$ 5,000	$ 5,000	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2019	December 31, 2018

Equipment	$28,000	$28,000
Furniture & fixtures	112,000	112,000
Leasehold improvements	107,000	107,000
	247,000	247,000
Less: accumulated depreciation	(188,000)	(153,000)
Property and Equipment, Net	$59,000	$94,000

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $35,000 and $40,000, respectively.

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

NOTE 4 - RELATED PARTY TRANSACTIONS

During May 2017, the Company sold 750,000 restricted common shares to a former officer/employee of the company for cash of $300,000. These shares were recorded at fair value of $510,000 with $210,000 being recorded in the statement of operations and comprehensive income as part of professional fees for the year ended December 31, 2017.

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due June 30, 2020. As of December 31, 2019, the Company has borrowed $1,000,000 and accrued interest of $134,000.

During January 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

During 2018 the Company received $313,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The short-term advances are due upon demand. During the year ended December 31, 2019, the Company received an additional $749,000 in short-term advances. As of December 31, 2019, the Company has received a total of $1,062,000 in short-term advances and accrued interest of $53,000.

During the year ended December 31, 2018, the Company, received $130,000 in revenue for professional services rendered to a related Limited Liability Company whose managers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. During the year ended December 31, 2019, the Company, received $70,000 in revenue for professional services rendered to this same related Limited Liability Company.

During the year ended December 31, 2019, the Company, received $232,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc. As previously stated, Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company.

NOTE 5 - INCOME TAXES

The Company did not provide for any Federal and State income tax for the years ended December 31, 2019 and 2018 due to the Company’s net losses.

A reconciliation of the provision for income taxes computed using the US statutory federal income tax rate is as follows:

	December 31,
	2019	2018
Tax provision at US statutory federal income tax rate	$(371,000)	$(558,000)
State income tax, net of federal benefit	—	—
Change in valuation allowances	371,000	558,000
Provision for Income Taxes	$—	$—
36

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

The significant components of the Company’s deferred tax assets were:

	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss carry forward	$4,722,000	$4,376,000
Capital loss carry over	630,000	630,000
Accrued expenses	39,000	16,000
Depreciation and other	(15,000)	(17,000)
	5,376,000	5,005,000
Less valuation allowance	(5,376,000)	(5,005,000)
Net Deferred Tax Asset	$—	$—

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

As of December 31, 2019, the Company recorded a valuation allowance of $5,376,000 for its deferred tax assets. The Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2019 and 2018, the Company does not have a liability for unrecognized tax benefits.

The Company’s net operating loss carry forward for income tax purposes as of December 31, 2019 was approximately $22,000,000, of which $18,300,000 and may be offset against future taxable income through 2037 and $3,700,000 can be carried forward indefinitely. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is generally no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2016. However, as of December 31, 2019, the years subsequent to 2015 remain open and could be subject to examination by tax authorities including the U.S. Internal Revenue Service and major state and local tax jurisdictions in the United States.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “General and administrative expenses.”

As of December 31, 2019, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties, nor did the Company recognize any interest or penalties expense related to unrecognized tax benefits during the years ended December 31, 2019 or 2018.

NOTE 6 – CONVERTIBLE NOTES

On April 20, 2018, (modified May 22, 2018) the Company issued a $165,000 (originally $158,000) convertible note with original issue discount (OID) of $15,000 and bearing interest at 8% per annum. The amended maturity date of the note was June 1, 2019 and was convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued as $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 116,000 shares of the company’s restricted common stock valued at $34,000 based upon the closing price of the Company stock on the date of the modified agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to June 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. As of December 31, 2019, the note is in default for late payment. During the year ended December 31, 2018 the Company accrued interest for this note in the amount of $9,000. During the year ended December 31, 2019 the Company accrued interest for this note in the amount of $105,000, which includes $99,000 in liquidated damages and default interest. At December 31, 2019, the principal balance together with total accrued interest and liquidated damages is recorded on the Company’s consolidated balance sheet net of discounts at $254,000.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

On May 22, 2018, the Company issued a $275,000 convertible note with original issue discount (OID) of $25,000 and bearing a one-time interest charge at 8%. The amended maturity date of the note was December 31, 2019 and is convertible into the Company’s restricted common stock at $0.25 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued as $40,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 5-year warrants to purchase 500,000 shares of the company’s restricted common stock at an exercise price of $2.00 per share. The warrants were valued at $45,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 200,000 shares of the company’s restricted common stock valued at $58,000 based upon the closing price of the Company stock on the date of the agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to September 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. On October 11, 2019, the Company amended the note to extend the due date to December 31, 2019, provide for a partial conversion of $50,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 500,000 shares, and waive any prior alleged or actual defaults under the note. During the year ended December 31, 2018 the Company accrued interest for this note in the amount of $45,000, which includes $25,000 in liquidated damages. During the year ended December 31, 2019 the Company accrued interest for this note in the amount of $52,000, which includes $50,000 in liquidated damages. At December 31, 2019, the principal balance together with total accrued interest and liquidated damages is recorded on the Company’s consolidated balance sheet net of discounts at $297,000.

The following table summarized the Company's convertible notes payable as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Beginning Balance	$432,000	$—
Proceeds from the issuance of convertible notes, net of issuance discounts	—	137,000
Repayments	—	—
Conversion of notes payable into common stock	(100,000)	—
Amortization of discounts	62,000	241,000
Liquidated damages	134,000	25,000
Accrued Interest	22,000	29,000
Convertible notes payable, net	$550,000	$432,000

Convertible notes, short term	$340,000	$440,000
Accrued interest and damages	$210,000	$54,000
Debt discounts	$—	$62,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,	Amount
2020	$152,000
2021	—
2022	—
2023	—
2024	—
Thereafter	—
Total Five Year Minimum Lease Payments	$152,000

Rent expense for the years ended December 31, 2019 and 2018 was $146,000 and $163,000, respectively. In addition to the minimum basic rent, rent expense also includes approximately $700 per month for other items charged by the landlord in connection with rent. The discount rate implicit in the lease of 7.27% has been used to calculate the operating lease liability in the accompanying consolidated balance sheet as of December 31, 2019.

Contingent Liabilities

During the year ended December 31, 2019, the Company accrued a contingent liability for anticipated litigation and legal settlement liabilities, which has been reported as part of accounts payable and accrued liabilities on the accompanying consolidated balance sheet and litigation settlement costs on the accompanying consolidated statements of operations in the amount of $500,000 as of December 31, 2019.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

Settlements

On October 14, 2015, the Company was named as a defendant in a case filed in the United States District Court for the District of Delaware case: Zakeni Limited v. SPYR, Inc., f/k/a Eat at Joe’s., Ltd. The suit relates to the Company’s issuance of two convertible debentures in the aggregate principal amount of $1,500,000 in 1998. On July 12, 2018, the court approved a Joint Motion for Order Approving Settlement Agreement. Pursuant to the settlement, the Company will issue 3,500,000 common shares valued at $1,050,000, warrants to purchase 1,000,000 common shares at $0.25 per share valued at $276,000, warrants to purchase 1,500,000 common shares at $0.50 per share valued at $398,000, and warrants to purchase 1,000,000 common shares at $0.75 per share valued at $259,000 for a total value of the settlement, $1,983,000. During the year ended December 31, 2018, the above described common shares were issued and warrants were granted in satisfaction of the settlement.

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

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

Recently, the SEC and the Company have entered into a proposed agreement that, if and when approved by the full Commission, as the parties anticipate it will, resolve all of the issues asserted against the Company by the SEC without any admission of wrongdoing on the part of the Company. In anticipation of the SEC’s approval of this agreement, the U.S. District Court has agreed to stay all further proceedings for 90 days in order to afford the parties ample time to effectuate their final agreement, at which time said litigation will be formally discontinued against the Company with prejudice. The Company has recorded a contingent liability as of December 31, 2019 for the resulting anticipated $500,000 liability under the proposed settlement.

The Company is being represented by Marc S. Gottlieb, Esq., a partner with the firm of Ortoli Rosenstadt LLP.

Judgments

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment is not being contested by SPYR APPS, LLC, but has not yet been entered. The $85,000 plus accrued interest and attorneys’ fees has been reported as part of accounts payable and accrued liabilities. The balance due as of December 31, 2019 was approximately $90,000.

Employment Agreements

Pursuant to employment agreements entered in December 2014 and October 2015, the Company agreed to compensate three officers with an initial base salary in the aggregate of $450,000 per year with rolling five year terms until terminated. In addition, as part of the employment agreements, the Company also agreed to grant these officers an aggregate of 1.55 million shares of common stock at the beginning of each employment year.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

NOTE 8 – EQUITY TRANSACTIONS

Common Stock:

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

Year Ended December 31, 2019

During the year ended December 31, 2019, the Company issued an aggregate of 1,550,000 shares of restricted common stock to employees with a total fair value of $143,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $143,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the year ended December 31, 2019, the Company issued an aggregate of 25,000 shares of restricted common stock to consultants with a total fair value of $2,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $2,000 upon issuance. The shares issued were valued at the date earned under the respective agreements based upon closing market price of the Company’s common stock.

During the year ended December 31, 2019, the Company issued an aggregate of 1,000,000 shares of common stock in conversion of notes payable with a total fair value of $100,000. As a result, the Company reduced the balance due on the notes by $100,000 upon issuance.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, January 1, 2018	13,320,000	$1.74
Granted	420,000	1.00
Exercised	—	—
Expired	(1,250,000)	2.50
Forfeited	(40,100)	1.00
Outstanding, December 31, 2018	12,449,900	$1.64

Granted		—
Exercised	—	—
Expired	(3,150,000)	4.81
Forfeited	—	—
Outstanding, December 31, 2019	9,299,900	$0.57

Exercisable, December 31, 2018	11,949,900	$1.50
Exercisable, December 31, 2019	9,299,900	$0.57

The weighted average grant date fair value of options granted during the years ended December 31, 2019 and 2018, was $0.00 and $1.00 respectively.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

The weighted average exercise prices, remaining lives for options granted, and exercisable as of December 31, 2019 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	8,000,000	0.67	$0.50	8,000,000	$0.50
$1.00	1,299,900	0.07 – 2.10	$1.00	1,299,900	$1.00
	9,299,900		$0.57	9,299,900	$0.57

At December 31, 2019, the Company’s closing stock price was $0.02 per share. As all outstanding options had an exercise price greater than $0.02 per share, there was no intrinsic value of the options outstanding at December 31, 2019.

The following table summarizes options granted with vesting terms activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, January 1, 2018	70,000	$—
Granted	420,000	1.00
Vested	(449,900)	1.00
Forfeited	(40,100)	1.00
Non-vested, December 31, 2018	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, December 31, 2019	—	$—

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, January 1, 2018	1,700,000	$1.06
Granted	8,400,000	0.49
Exercised	—	—
Expired	(1,100,000)	1.64
Outstanding, December 31, 2018	9,000,000	$0.46

Granted	100,000	0.50
Exercised	—	—
Expired	(100,000)	0.50
Outstanding, December 31, 2019	9,000,000	$0.46

Exercisable, December 31, 2018	9,000,000	$0.46
Exercisable, December 31, 2019	9,000,000	$0.46

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

In March 2018, pursuant to a stock purchase agreement, the Company granted warrants to purchase a total of 700,000 shares of restricted common stock with an exercise price of $0.50 and will expire March 18, 2023. The warrants are fully vested and exercisable upon grant. Total fair value of the warrants at grant date amounted to $234,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

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

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

In October 2018, pursuant to advisory services agreement, the Company granted warrants to purchase a total of 100,000 shares of restricted common stock with an exercise price of $0.50 and an expiration date of October 30, 2019. The warrants are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $4,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

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

In October 2019, pursuant to advisory services agreement, the Company granted warrants to purchase a total of 100,000 shares of restricted common stock with an exercise price of $0.50 and expiration date of October 30, 2020. The warrants are fully vested and exercisable upon grant. Total fair value of the options at grant date amounted to $1,000 computed using the Black-Scholes Option Pricing Model and was fully recognized on the date of grant.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of December 31, 2019, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	1.00
$0.15	1,200,000	1.03
$0.25	1,000,000	3.53
$0.375	200,000	1.30
$0.40	1,200,000	1.03
$0.50	3,000,000	0.83 – 3.53
$0.625	100,000	1.30
$0.75	1,250,000	1.41 – 3.53
$1.00	250,000	1.41
$2.00	200,000	3.39
	9,000,000

At December 31, 2019, the Company’s closing stock price was $0.02 per share. The Company had 600,000 warrants outstanding with exercise prices less than $0.02 with an intrinsic value of $6,000 at December 31, 2019.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2019:

Year Ended December 31,
2019
Expected life in years	1.00
Stock price volatility	215%
Risk free interest rate	1.53%
Expected dividends	—
Forfeiture rate	—

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2018:

Year Ended December 31,
2018
Expected life in years	1.00 – 5.00
Stock price volatility	138% - 153%
Risk free interest rate	2.12% - 2.90%
Expected dividends	—
Forfeiture rate	—

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

Shares Reserved:

At December 31, 2019, the Company has reserved 30,000,000 shares of common stock in connection with 2 convertible notes with detachable warrants and 3,500,000 shares of common stock underlying warrants issued in connection with the court approved settlement agreement for a total of 33,500,000 reserved shares of common stock.

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

YEARS ENDING DECEMBER 31, 2019 AND 2018

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

The Class E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock based upon proceeds received upon issuance of the shares, divided by the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. At December 31, 2019, the 20,000 Class E preferred shares were convertible to 5,096,840 common shares.
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

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

The assets and liabilities of our discontinued restaurant segment's discontinued operations as of December 31, 2019 and December 31, 2018 consisted of $0 assets and $22,000 in accounts payable and accrued liabilities.

The results of operations of our discontinued restaurant for the years ended December 31, 2019 and 2018 and is included in the consolidated statements of operations as discontinued operations consisted of no operations for the year ended December 31, 2019 and $1,000 income on the disposition of assets for the year ended December 31, 2018.

NOTE 11 – RESTATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2018

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 on January 1, 2019. Pursuant to this new standard, the Company has restated its consolidated balance sheets as of December 31, 2018 to record an operating right-of-use asset and operating lease liability.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2019 AND 2018

NOTE 12 - SUBSEQUENT EVENTS

On February 1, 2020, the Company issued 1.25 million shares of common stock with a fair value of $25,000 pursuant to existing employment and consulting agreements.

On February 21, 2019, the Company amended its revolving line of credit with Berkshire Capital Management Co., Inc. to extend the repayment date from December 31, 2019 to June 30, 2020.

During the period from January 1 through March 29, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, the Company is anticipating potential reductions in revenue, labor and supply shortages, difficulty meeting debt covenants, delays in collecting accounts receivable and paying liabilities and changes in the fair value of assets and liabilities. Our concentrations due to major customers and the necessity for fund raising activities make it reasonably possible that we are vulnerable to the risk of a near-term severe impact.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including potential credit losses on receivables and investments; impairment losses related to capitalized gaming assets and other long-lived assets; and contingent obligations.

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

As of December 31, 2019, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
James R. Thompson, Esq	58	President, Chief Executive Officer & General Counsel	January 31, 2025

Joseph Fiore	58	Former Chairman of the Board of Directors	Resigned 8/1/18

Jennifer Duettra, Esq	42	Executive Vice President, Assistant General Counsel & Secretary	January 31, 2025

Barry D. Loveless, CPA	53	Chief Financial Officer	October 15, 2024

James Mylock, Jr.	53	Director	Next annual meeting

Tim Matula	58	Director	Next annual meeting

James R. Thompson - Effective February 1, 2015, James R. Thompson, Esq., was appointed the Company’s President and Chief Executive Officer for a term of five years. Effective January 10, 2020, the Board of Directors approved and the Company executed an amendment making the term of James R. Thompson’s employment agreement a rolling five year term consistent with the corresponding provisions of the employment agreements for Ms. Duettra and Mr. Loveless. There was no arrangement or understanding between Mr. Thompson and any other person pursuant to which he was selected as an officer. There exists no family relationship between any director, executive officer, and Mr. Thompson. Since graduating law school in 1986, Mr. Thompson has been engaged in the private practice of law with an emphasis in the areas of business, real estate and construction law, representing clients in both transactional and litigation matters. Prior to completing his legal studies, Mr. Thompson was awarded a Bachelor of Science Degree in Business Administration from the University of Denver in 1983. Since the beginning of the Company’s last fiscal year, Mr. Thompson was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Jennifer Duettra - Effective February 9, 2015, Jennifer Duettra was appointed the Company’s Vice President and Assistant General Counsel for a rolling term of five years. Effective April 1, 2015, Jennifer Duettra was appointed the Company’s Secretary. There was no arrangement or understanding between Ms. Duettra and any other person pursuant to which she was selected as an officer. There exists no family relationship between any director, executive officer, and Ms. Duettra. Since graduating from Harvard Law School in 2004, Ms. Duettra has been actively engaged in the practice of law. Prior to completing her law studies, Ms. Duettra attended Colorado State University where in 2001 she was awarded a Bachelor of Arts Degree in Speech Communication and Political Science. Since the beginning of the Company’s last fiscal year, Ms. Duettra was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Barry D. Loveless - Effective October 16, 2015, Barry D. Loveless was appointed the Company’s Chief Financial Officer for a rolling term of five years. There was no arrangement or understanding between Mr. Loveless and any other person pursuant to which he was selected as an officer. There exists no family relationship between any director, executive officer, and Mr. Loveless. Mr. Loveless is a licensed Certified Public Accountant, graduating with a Bachelor of Arts degree in Accounting from the University of Utah in 1992. Mr. Loveless completed his Masters of Professional Accountancy degree from the University of Utah in 1993. Mr. Loveless has practiced as a licensed Certified Public Accountant since 1995. Since 1998, Mr. Loveless served as an officer and shareholder of Robison, Hill & Co. While at Robison, Hill & Co. Mr. Loveless focused on providing professional accounting services for various public company clients including financial statement audits and registration statements along with the annual, interim and information filings required by the Securities Exchange Commission. He is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants. Since the beginning of the Company’s last fiscal year, Mr. Loveless was not involved in any transaction with any related person, promoter or control person of the Company that is required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, James R. Thompson filed Form 4 late for four transactions which was corrected by filing form 5 on March 13, 2020. Jennifer Duettra filed Form 4 late for four transactions which was corrected by filing form 5 on March 13, 2020. Barry D Loveless filed Form 3 late for 7 transactions which was corrected by filing form 3 on March 25. Otherwise, we believe that all filing requirements applicable to our other executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2019 were satisfied.

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

Our primary objective of our senior officer compensation is to attract, motivate and retain qualified officers to lead the Company in the pursuit of its business goals and combine strategic thinking, creative talent, and strict corporate governance in order to position the Company to capitalize on a wide variety of business opportunities without being limited by any single industry or platform.

Compensation for executive officers is based upon their individual employment contracts with such base salary and annual bonuses as may be determined by the Chairman of the Board from time to time, payable in accordance with the regular practices of the Company.

The following table set forth the compensation of the Company’s executive officers for the year ended 2019 and 2018.

Summary Compensation Table
Name & Principal Position	Year	Salary $		Stock Awards $		All Others $	Total $
James R. Thompson	2019	$ 258,000	(1)	$ 105,000	(6)	$ -	$ 363,000
Chief Executive Officer &	2018	$ 286,000	(2)	$ 500,000	(7)	$ -	$ 786,000
General Counsel

Barry D. Loveless	2019	$ 157,000	(3)	$ 12,000	(8)	$ -	$ 169,000
Chief Financial Office	2018	$ 159,000	(4)	$ 48,000	(9)	$ -	$ 207,000

Jennifer D Duettra	2019	$ 125,000		$ 26,250	(10)	$ -	$ 151,250
Executive Vice President,	2018	$ 125,000	(5)	$ 125,000	(11)	$ -	$ 250,000
Assistant General Counsel &
Secretary

(1)	2019 Salary includes $258,000 unpaid accrued salaries for the year ended December 31, 2019.
(2)	2018 Salary includes $175,000 unpaid accrued salaries for the year ended December 31, 2018.
(3)	2019 Salary includes $13,000 unpaid accrued salaries for the year ended December 31, 2019.
(4)	2018 Salary includes $26,000 unpaid accrued salaries for the year ended December 31, 2018.
(5)	2018 Salary includes $21,000 unpaid accrued salaries for the year ended December 31, 2018.
(6)	2019 Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2019.
(7)	2018 Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2018.
(8)	2019 Stock Award includes 300,000 shares of restricted common stock valued at fair value on grant date October 16, 2019.
(9)	2018 Stock Award includes 300,000 shares of restricted common stock valued at fair value on grant date October 16, 2018.
(10)	2019 Stock Award includes 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2019.
(11)	2018 Stock Award includes 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2018.

Employment Agreements

Effective February 1, 2015 the Company entered into an employment Agreement with James R. Thompson in which Mr. Thompson agreed to render services and assume fiduciary duties to protect and advance the best interests of the Company as Chief Executive Officer of the Company for a period of five years. Effective January 10, 2020, the Board of Directors approved and the Company executed an amendment making the term of James R. Thompson’s employment agreement a rolling five year term consistent with the corresponding provisions of the employment agreements for Ms. Duettra and Mr. Loveless. Mr. Thompson’s duties include but are not limited to: employing and terminating key employees, signing agreements and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Mr. Thompson with a base salary of $180,000 with annual predetermined increases paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Mr. Thompson One Million (1,000,000) shares of the Company’s common stock. All common stock issued to Mr. Thompson was agreed to be restricted pursuant to Rule 144 and contained additional restrictions on Mr. Thompson’s re-sale limiting his sales to no more than 10,000 shares per day, plus an additional 10,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Thompson a signing bonus in the amount of $360,000 and to issue to Mr. Thompson 5,000,000 shares of the Company’s restricted common stock.

Effective February 1, 2015 the Company entered into an employment Agreement with Jennifer Duettra in which Ms. Duettra agreed to render services as Vice President and Assistant General Counsel to the Company for a rolling period of five years. Ms. Duettra’s duties include but are not limited to: providing such services and fiduciary duties as are necessary and desirable to protect and advance the best interests of the Company, signing agreements, and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Ms. Duettra with an annual base salary of $120,000, increased to $125,000 on February 1, 2016, paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Ms. Duettra 250,000 shares of the Company’s common stock. All common stock issued to Ms. Duettra was agreed to be restricted pursuant to Rule 144, and contained additional restrictions limiting Ms. Duettra’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Ms. Duettra a signing bonus in the amount of $25,000, and issue to her 500,000 shares of the Company’s restricted common stock.

Effective October 16, 2015 the Company entered into an employment Agreement with Barry D. Loveless in which Mr. Loveless agreed to render services as Chief Financial Officer to the Company for a rolling period of five years. Mr. Loveless’s duties include but are not limited to: providing such services and fiduciary duties as are provided by a Chief Financial Officer of a publicly traded fully reporting company in compliance with the 1934 Securities and Exchange Act, the 2002 Sarbanes-Oxley Act, and the Rules and Regulations promulgated by the Securities and Exchange Commission. The Company agreed to compensate Mr. Loveless with an annual base salary of $150,000, increased to $155,000 on October 16, 2016, paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Mr. Loveless 300,000 shares of the Company’s common stock. All common stock issued to Mr. Loveless was agreed to be restricted pursuant to Rule 144, and contained additional restrictions limiting Mr. Loveless’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Loveless a signing bonus in the amount of 300,000 shares of the Company’s restricted common stock.

Compensation of Directors

The Company does not have compensation agreements with its directors. During the year ended December 31, 2019, none of the Company’s directors were compensated for their service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 199,555,131 shares of issued and outstanding Common Stock of the Company as of March 27, 2020, and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned		Percent
Joseph Fiore	Common Stock	104,570,994	*	52%
Tim Matula	Common Stock	11,000,000		5%
James R. Thompson	Common Stock	11,000,000		5%
James Mylock, Jr.	Common Stock	4,760,184		2%
Jennifer Duettra	Common Stock	2,000,000		1%
Barry D. Loveless	Common Stock	1,800,000		1%
All Executive Officers and Directors as a Group (5 persons)	Common Stock	30,560,184		15%

*       Included 71,772,684 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,028 common shares), and 20,000 shares of Series E preferred stock (convertible to 5,889,282 common shares).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During January 2018, the Company issued 500,000 shares of restricted common stock to the father of an executive officer of the Company for cash of $50,000.

During 2018 the Company received $313,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The short-term advances are due upon demand. During the year ended December 31, 2019, the Company received an additional $749,000 in short-term advances. As of December 31, 2019, the Company has received a total of $1,062,000 in short-term advances and accrued interest of $53,000.

During the year ended December 31, 2018, the Company, received $130,000 in revenue for professional services rendered to a related Limited Liability Company whose managers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. During the year ended December 31, 2019, the Company, received $70,000 in revenue for professional services rendered to this same related Limited Liability Company.

During the year ended December 31, 2019, the Company, received $232,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc.

During the period from January 1 through March 29, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Weinberg & Company, P.A., Soles, Heyn and Company, LLP, and Haynie & Company for professional services rendered during the years ended December 31, 2019 and 2018:

Service	2019	2018
Audit Fees	$60,000	$181,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$60,000	$181,000

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

The Audit Committee pre-approved 100% of the Company’s 2019 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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

Dated: March 30, 2020

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ James R. Thompson	President & Chief Executive Officer	March 30, 2020
James R. Thompson	(Principal Executive Officer)

/S/ Barry D. Loveless	Chief Financial Officer	March 30, 2020
Barry D. Loveless	(Principal Financial and Accounting Officer)

/S/ James Mylock, Jr.	Director	March 30, 2020
James Mylock, Jr.

/S/ Tim Matula	Director	March 30, 2020
Tim Matula

