Form 10-Q
period 2020-03-31
SPYR, Inc.
filed 2020-05-15
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2020, there were 202,130,131 shares of the Registrant's common stock.

1

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$11,000	$10,000
Accounts receivable, net	14,000	77,000
Prepaid expenses	15,000	15,000
Trading securities, at market value	—	1,000
Total Current Assets	40,000	103,000

Property and equipment, net	55,000	59,000
Capitalized gaming assets and licensing rights, net	100,000	100,000
Intangible assets, net	5,000	6,000
Operating lease right-of-use asset	67,000	80,000
Other assets	13,000	13,000
TOTAL ASSETS	$280,000	$361,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$1,927,000	$1,834,000
Related party short-term advances	1,132,000	1,115,000
Related party line of credit	1,151,000	1,134,000
Convertible notes payable, net	560,000	550,000
Operating lease liability - current portion	76,000	92,000
Current liabilities of discontinued operations	22,000	22,000
Total Current Liabilities	4,868,000	4,747,000

Total Liabilities	4,868,000	4,747,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding as of March 31, 2020 and December 31, 2019	11	11
20,000 Class E shares issued and outstanding as of March 31, 2020 and December 31, 2019	2	2
Common stock, $0.0001 par value, 750,000,000 shares authorized
202,130,131 and 200,880,131 shares issued and outstanding as of March 31, 2020 and December 31, 2019	20,213	20,088
Additional paid-in capital	53,534,774	53,509,899
Accumulated deficit	(58,143,000)	(57,916,000)
Total Stockholders’ Equity (Deficit)	(4,588,000)	(4,386,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$280,000	$361,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenues	$3,000	$25,000
Related party service revenues	185,000	52,000
Gross Margin	188,000	77,000

Expenses
Labor and related expenses	185,000	326,000
Rent	37,000	38,000
Depreciation and amortization	10,000	11,000
Professional fees	42,000	50,000
Research and development	—	17,000
Other general and administrative	85,000	80,000
Total Operating Expenses	359,000	522,000
Operating Loss	(171,000)	(445,000)

Other Expense
Interest Expense	(55,000)	(3,000)
Unrealized loss on trading securities	(1,000)	(2,000)
Total Other Expense	(56,000)	(5,000)

Net Loss	(227,000)	(450,000)

Per Share Amounts
Net Loss
Basic and Diluted earnings per share	$(0.00)	$(0.00)

Weighted Average Common Shares
Basic and Diluted	201,690,571	199,110,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2020
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	$53,509,899	$(57,916,000)	$(4,386,000)
Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	24,875	—	25,000
Net loss	—	—	—	—	—	—	—	(227,000)	(227,000)
Balance at March 31, 2020	107,636	$11	20,000	$2	202,130,131	$20,213	$53,534,774	$(58,143,000)	$(4,588,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2019
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

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(227,000)	$(450,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,000	11,000
Common stock issued for employee compensation	25,000	131,000
Amortization of debt discounts on convertible notes payable	—	53,000
Unrealized loss on trading securities	1,000	2,000
Changes in operating assets and liabilities:
Decrease in accounts receivables	63,000	38,000
Decrease in prepaid expenses	—	2,000
Decrease in operating lease liability	(3,000)	(2,000)
Increase (Decrease) in accounts payable and accrued liabilities	92,000	(19,000)
Increase in accrued interest on short-term advances - related party	17,000	5,000
Increase in accrued interest on line of credit - related party	17,000	16,000
Increase in accrued interest and liquidated damages on convertible notes	10,000	6,000
Net Cash Provided by (Used) in Operating Activities	5,000	(207,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,000)	—
Sale of property and equipment	1,000	—
Net Cash Used in Investing Activities	(4,000)	—

Cash Flows From Financing Activities:
Proceeds from short-term advances - related party	—	209,000
Net Cash Provided by Financing Activities	—	209,000

Net increase in Cash	1,000	2,000
Cash and cash equivalents at beginning of period	10,000	24,000
Cash and cash equivalents at end of period	$11,000	$26,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the year	$1,000	$—
Income taxes paid during the year	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements of SPYR, Inc. and subsidiaries (the “Company”) are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

As shown in the accompanying financial statements, for the three months ended March 31, 2020, the Company recorded a net loss from continuing operations of $227,000 and have current liabilities of $4,868,000. As of March 31, 2020, our cash balance was $11,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2020. However, management cannot make any assurances that such financing will be secured.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

Earnings (Loss) Per Share

The basic and fully diluted shares for the three months ended March 31, 2020 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 5,364,807, Options – 9,149,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2020.

The basic and fully diluted shares for the three months ended March 31, 2019 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,588,310, Options – 12,449,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2019.

Capitalized Gaming Assets and Licensing Rights

As of March 31, 2020, the Company’s capitalized gaming assets consist of Battlewack: Idle Lords which requires additional development before it can be released. As such, the Company does not expect further amortization expense related to capitalized gaming assets and licensing rights until existing or future gaming assets, through development or acquisition, are placed into service.

During the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $0 and $1,000, respectively. As of March 31, 2020 and December 31, 2019, the accumulated amortization was $0 and $3,000, respectively.

Software Development Costs

Costs incurred for software development are expensed as incurred. During the three months ended March 31, 2020 and 2019, the Company incurred $0 and $17,000 in software development costs paid to independent gaming software developers.

Accounts Receivable

The following is a summary of receivables at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Game revenue due from in app purchases,
net of app store fees and allowance for doubtful accounts	$14,000	$27,000
Game revenue due from in app advertising	—	—
Related party professional service revenues	—	50,000
Other Receivables	—	—
Total Accounts Receivable	$14,000	$77,000

Accounts receivable are carried at their estimated collectible amounts and are not subject to any interest or finance charges.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

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

As of March 31, 2020 management has recorded an allowance for doubtful accounts in the amount of approximately $12,000.

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

Major Customers

The Company had two related party customers who comprised 0% and 98% of net revenue during the three months ended March 31, 2020, and 68% and 0% of net revenue during the three months ended March 31, 2019. The loss of these customers would adversely impact the business of the Company.

	Net Revenue %		Gross Accounts Receivable
	Three Months Ended March 31,	Three Months Ended March 31,	As of March 31,	As of December 31,
	2020	2019	2020	2019
Customer A	0%	68%	$—	$—
Customer B	98%	0%	—	50,000
Total	98%	68%	$—	$50,000

Recent Accounting Standards

The recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS

During 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due June 30, 2020. As of March 31, 2020, the Company has borrowed $1,000,000 and accrued interest of $151,000.

During 2018 and 2019 the Company received $1,062,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The short-term advances are due upon demand. Interest on the short-term advances has been accrued at 6% per annum through March 31, 2020 in the amount of $70,000 for a total balance due as of March 31, 2020 of $1,132,000.

During the three months ended March 31, 2019, the Company, received $52,000 in revenue for professional services rendered to a related Company whose directors are also officers of SPYR, Inc. and whose majority shareholder is Berkshire Capital Management Co., Inc.

During the three months ended March 31, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc.

NOTE 3 – CONVERTIBLE NOTES

On April 20, 2018, (modified May 22, 2018) the Company issued a $165,000 (originally $158,000) convertible note with original issue discount (OID) of $15,000 and bearing interest at 8% per annum. The amended maturity date of the note was June 1, 2019 and was convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued as $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 116,000 shares of the company’s restricted common stock valued at $34,000 based upon the closing price of the Company stock on the date of the modified agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to June 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. The note is in default for late payment. The Company has accrued approximately $124,000 in interest and liquidated damages for this note through March 31, 2020. At March 31, 2020 and December 31, 2019, the principal balance together with total accrued interest and liquidated damages is recorded on the Company’s consolidated balance sheet net of discounts at $264,000 and $254,000, respectively.

On May 22, 2018, the Company issued a $275,000 convertible note with original issue discount (OID) of $25,000 and bearing a one-time interest charge at 8%. The amended maturity date of the note was December 31, 2019 and is convertible into the Company’s restricted common stock at $0.25 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued as $40,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 5-year warrants to purchase 500,000 shares of the company’s restricted common stock at an exercise price of $2.00 per share. The warrants were valued at $45,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 200,000 shares of the company’s restricted common stock valued at $58,000 based upon the closing price of the Company stock on the date of the agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to September 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. On October 11, 2019, the Company amended the note to extend the due date to December 31, 2019, provide for a partial conversion of $50,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 500,000 shares, and waive any prior alleged or actual defaults under the note. The Company has accrued approximately $96,000 in interest and liquidated damages for this note through March 31, 2020. At March 31, 2020 and December 31, 2019, the principal balance together with total accrued interest and liquidated damages is recorded on the Company’s consolidated balance sheet net of discounts at $296,000 and $296,000, respectively.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

The following table summarized the Company's convertible notes payable as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Beginning Balance	$550,000	$432,000
Proceeds from the issuance of convertible notes, net of issuance discounts	—	—
Repayments	—	—
Conversion of notes payable into common stock	—	(100,000)
Amortization of discounts	—	62,000
Liquidated damages	3,000	134,000
Accrued Interest	7,000	22,000
Convertible notes payable, net	$560,000	$550,000

Convertible notes, short term	$340,000	$340,000
Accrued interest and damages	$220,000	$210,000
Debt discounts	$—	$—

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $143,000 to $152,000. Subsequent to March 31, 2020, the Company entered into an amended lease agreement with its landlord. Under the terms of the amendment, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through June 30, 2020 and extend the term of the lease by three months. The lease term date, which was December 31, 2020, is now March 31, 2021. In addition, the due date of certain other rent adjustments due April 8, 2020 was deferred. The rent adjustments of approximately $5,000 are due 50% on June 1, 2020 and 50% on July 1, 2020.

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

Settlements

On June 18, 2018 the Company was named as a defendant in a case filed in the United States District Court for the Southern District of New York: Securities and Exchange Commission vs. Joseph A. Fiore, Berkshire Capital Management Co., Inc., and Eat at Joe’s, Ltd. n/k/a SPYR, Inc.(“Defendants”). Joseph A. Fiore was the Chairman of our Board of Directors and is a significant shareholder. Mr. Fiore resigned from his positions as Chairman of the Board and as a Director of the Company effective August 1, 2018. The suit alleged that Mr. Fiore, during 2013 and 2014, while he was the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, engaged in improper conduct on behalf of the defendants named in the case related to the Company’s sales of securities in Plandai Biotechnology, Inc. The Commission alleged that Mr. Fiore and the Company unlawfully benefited through the sales of those securities. The Commission also alleged that from 2013 to 2014, the Company’s primary business was investing and that it failed to register as an investment company, resulting in an alleged violation of Section 7(a) of the Investment Company Act of 1940. The suit sought to disgorge Joseph A. Fiore, Berkshire Capital Management Co., Inc., and the Company of alleged profits on the sale of the securities and civil fines related to the Company’s failure to register as an investment company with the Commission.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

Pursuant to a settlement agreement among the parties, on April 14, 2020, final judgment was entered in the case: Securities and Exchange Commission vs. Joseph A. Fiore, Berkshire Capital Management, Inc. and Eat at Joes, Inc., n/k/a SPYR, Inc., case number 7:18-cv-05474-KMK filed in the U.S. District Court for the Southern District of New York.

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company has until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). The $500,000 liability is reported as part of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 and was recorded as litigation settlement costs on the consolidated statements of operations on the Company’s form 10K for the year ended December 31, 2019.

In electing to settle with the Commission, the Company neither admitted nor denied liability to any of the Commission’s allegations in its complaint, and in consideration for the Commission discontinuing its action, the Company, along with the two other defendants Joseph Fiore and Berkshire Capital Management agreed to be jointly and severally liable for disgorgement of profits and prejudgment interest in the amount of two million dollars, and to each be solely liable to pay a civil penalty in the amount of five hundred thousand dollars.[1]

Judgments

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The $85,000 plus accrued interest and attorneys’ fees has been reported as part of accounts payable and accrued liabilities. The balance due as of March 31, 2020 and December 31, 2019 was approximately $91,000 and $90,000, respectively.

Covid-19

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

NOTE 5 – EQUITY TRANSACTIONS

Common Stock:

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

Three Months Ended March 31, 2020

During the three months ended March 31, 2020, the Company issued an aggregate of 1,250,000 shares of restricted common stock to employees with a total fair value of $25,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $25,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2019	9,299,900	$0.57
Granted	—	—
Exercised	—	—
Expired	(150,000)	1.00
Outstanding, March 31, 2020	9,149,900	$0.56
Exercisable, March 31, 2020	9,149,900	$0.56

The weighted average exercise prices, remaining lives for options granted, and exercisable as of March 31, 2020 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	8,000,000	0.42	$0.50	8,000,000	$0.50
$1.00	1,149,900	0.07 – 1.85	$1.00	1,149,900	$1.00
	9,149,900		$0.56	9,149,900	$0.56

At March 31, 2020, the Company’s closing stock price was $0.02 per share. As all outstanding options had an exercise price greater than $0.02 per share, there was no intrinsic value of the options outstanding at March 31, 2020.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2019	9,000,000	$0.46
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2020	9,000,000	$0.46
Exercisable, March 31, 2020	9,000,000	$0.46

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of March 31, 2020, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	0.75
$0.15	1,200,000	0.78
$0.25	1,000,000	3.28
$0.375	200,000	1.05
$0.40	1,200,000	0.78
$0.50	3,000,000	0.58 – 3.28
$0.625	100,000	1.05
$0.75	1,250,000	0.75 – 3.28
$1.00	250,000	1.16
$2.00	200,000	3.14
	9,000,000

At March 31, 2020, the Company’s closing stock price was $0.02 per share. The Company had 600,000 warrants outstanding with exercise prices less than $0.01 with an intrinsic value of $6,000 at March 31, 2020.

Shares Reserved:

At March 31, 2020, the Company has reserved 30,000,000 shares of common stock in connection with 2 convertible notes with detachable warrants and 3,500,000 shares of common stock in connection with the court approved settlement agreement for a total of 33,500,000 reserved shares of common stock.

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

The assets and liabilities of our discontinued restaurant segment's discontinued operations as of March 31, 2020 and December 31, 2019 consisted of $0 assets and $22,000 in accounts payable and accrued liabilities.

There were no operations for our discontinued restaurant segment during the three months ended March 31, 2020 and 2019.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company entered into amended lease agreement with its landlord. Under the terms of the amendment, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through June 30, 2020 and extend the term of the lease by three months. The lease term date, which was December 31, 2020, is now March 31, 2021. In addition, the due date of certain other rent adjustments due April 8, 2020 has been deferred. The rent adjustments of approximately $5,000 are now due 50% on June 1, 2020 and 50% on July 1, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2020, and we undertake no duty to update this information.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2020 TO 2019

The consolidated results of continuing operations for the three months ended March 31, 2020 and 2019 are as follows:

	Digital Media	Corporate	Consolidated

Three Months Ended March 31, 2020
Revenues	$3,000	$—	$3,000
Related party service revenues	—	185,000	185,000
Labor and related expenses	(8,000)	(177,000)	(185,000)
Rent	—	(37,000)	(37,000)
Depreciation and amortization	—	(10,000)	(10,000)
Professional fees	—	(42,000)	(42,000)
Research and development	—	—	—
Other general and administrative	(23,000)	(62,000)	(85,000)
Operating loss	(28,000)	(143,000)	(171,000)

Interest Expense	(10,000)	(45,000)	(55,000)
Unrealized loss on trading securities	—	(1,000)	(1,000)
Other expense	(10,000)	(46,000)	(56,000)
Loss from continuing operations	$(38,000)	$(189,000)	$(227,000)

	Digital Media	Corporate	Consolidated
Three Months Ended March 31, 2019
Revenues	$25,000	$—	$25,000
Related party service revenues	—	52,000	52,000
Labor and related expenses	(50,000)	(276,000)	(326,000)
Rent	(1,000)	(37,000)	(38,000)
Depreciation and amortization	(2,000)	(9,000)	(11,000)
Professional fees	—	(50,000)	(50,000)
Research and Development	(17,000)	—	(17,000)
Other general and administrative	(18,000)	(62,000)	(80,000)
Operating loss	(63,000)	(382,000)	(445,000)

Interest Expense	(9,000)	6,000	(3,000)
Unrealized loss on trading securities	—	(2,000)	(2,000)
Other expense	(9,000)	4,000	(5,000)
Loss from continuing operations	$(72,000)	$(378,000)	$(450,000)

Results of Operations

For the three months ended March 31, 2020 the Company had a loss from continuing operations of $227,000 compared to a loss from continuing operations of $450,000 for the three months ended March 31, 2019. This change is due primarily to increases in revenue of $111,000 and other general and administrative costs of $5,000 and decreases in labor and related expenses of $141,000, rent of $1,000, depreciation and amortization of $1,000, professional fees of $8,000, research and development of $17,000 during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Other items contributing to the change included increases in interest expense of $52,000.

More detailed explanation of the three months ended March 31, 2020 and 2019 changes are included in the following discussions.

Total Revenues - For the three months ended March 31, 2020 and 2019, the Company had total revenue of $188,000 and $77,000, respectively, for an increase of $111,000. This change is primarily due to increased related party service revenues, partially offset by reduced games revenues.

Related Party Service Revenues - During the three months ended March 31, 2020 and 2019, the Company received $185,000 and $52,000, respectively, in revenue for professional services rendered to related parties. During 2020, the Company received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc, a company controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. During 2019, the Company, received $52,000 in revenue for professional services rendered to a related Limited Liability Company whose managers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc.

Games Revenues – During the three months ended March 31, 2020 and 2019, the Company received $3,000 and $25,000, respectively in revenue from games.

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

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the three months ended March 31, 2020 the company had total labor and related expenses of $185,000 with $74,000 being settled in cash and $86,000 in accrued salaries and $25,000 being paid in restricted stock recorded at fair value. For the three months ended March 31, 2019 the company had total labor and related expenses of $326,000 with $127,000 being settled in cash, $68,000 in accrued salaries and $131,000 being paid in restricted stock and vesting of options recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased $1,000 from $38,000 for the three months ended March 31, 2019 to $37,000 for the three months ended March 31, 2020. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. Subsequent to March 31, 2020, the Company entered into amended lease agreement with its landlord. Under the terms of the amendment, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through June 30, 2020 and extend the term of the lease by three months. The lease term date, which was December 31, 2020, is now March 31, 2021. In addition, the due date of certain other rent adjustments due April 8, 2020 was deferred. The rent adjustments of approximately $5,000 are due 50% on June 1, 2020 and 50% on July 1, 2020.

Depreciation and amortization expenses decreased by approximately $1,000 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Depreciation and amortization expenses are attributable to depreciation of the $248,000 of property and equipment and amortization of gaming assets and capitalized licensing rights in service during respective periods.

Professional fees decreased $8,000 from $50,000 for the three months ended March 31, 2019 to $42,000 for the three months ended March 31, 2020. Professional fees during the three months ended March 31, 2020 included $41,000 legal, accounting and other professional service needs and $1,000 for public relations. Professional fees during the three months ended March 31, 2019 included $44,000 in legal, accounting and other professional service needs and $6,000 for public relations.

Research and development costs during the three months ended March 31, 2019 included $17,000 in connection with fees paid to game developers for the development of its games, compared to research and development costs of $0 during the three months ended March 31, 2020.

Other general and administrative expenses increased $5,000 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase can be attributed primarily to increases in insurance costs.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $55,000 for the three months ended March 31, 2020. The company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $3,000 for the three months ended March 31, 2019. In addition, pursuant to an amended convertible note whereby the note holder agreed to waive any prior alleged or actual defaults under the note, the Company recorded a reversal of previously reported default interest and penalties of $87,000.

The Company had unrealized losses on trading securities of $1,000 for the three months ended March 31, 2020 compared to unrealized losses of $2,000 for the three months ended March 31, 2019. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss from continuing operations for the three months ended March 31, 2020 of $227,000. As of March 31, 2020, the Company had current assets of $40,000, which included cash and cash equivalents of $11,000, accounts receivable of $14,000 and prepaid expenses of $15,000.

During the three months ended March 31, 2020, the Company has met its capital requirements through collection of revenues and accounts receivable.

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

Operating Activities - For the three months ended March 31, 2020, the Company provided cash in operating activities of $5,000. For the three months ended March 31, 2019, the Company used cash in operating activities of $207,000. Operating activities consist of corporate overhead and development of our mobile games and applications. Decreases are due to a combination of increased revenues and decreases in operating expenses. See the above results of operations discussion for more details.

Investing Activities - During the three months ended March 31, 2020, the Company purchased property and equipment for $5,000 and sold property and equipment for $1,000. The Company had no investing activities during the three months ended March 31, 2019.

Financing Activities - The Company had no financing activities during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company borrowed $209,000 from related party short-term advances.

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

As of March 31, 2020, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

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

Settlements

On June 18, 2018 the Company was named as a defendant in a case filed in the United States District Court for the Southern District of New York: Securities and Exchange Commission vs. Joseph A. Fiore, Berkshire Capital Management Co., Inc., and Eat at Joe’s, Ltd. n/k/a SPYR, Inc.(“Defendants”). Joseph A. Fiore was the Chairman of our Board of Directors and is a significant shareholder. Mr. Fiore resigned from his positions as Chairman of the Board and as a Director of the Company effective August 1, 2018. The suit alleged that Mr. Fiore, during 2013 and 2014, while he was the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, engaged in improper conduct on behalf of the defendants named in the case related to the Company’s sales of securities in Plandai Biotechnology, Inc. The Commission alleged that Mr. Fiore and the Company unlawfully benefited through the sales of those securities. The Commission also alleged that from 2013 to 2014, the Company’s primary business was investing and that it failed to register as an investment company, resulting in an alleged violation of Section 7(a) of the Investment Company Act of 1940. The suit sought to disgorge Joseph A. Fiore, Berkshire Capital Management Co., Inc., and the Company of alleged profits on the sale of the securities and civil fines related to the Company’s failure to register as an investment company with the Commission.

Pursuant to a settlement agreement among the parties, on April 14, 2020, final judgment was entered in the case: Securities and Exchange Commission vs. Joseph A. Fiore, Berkshire Capital Management, Inc. and Eat at Joes, Inc., n/k/a SPYR, Inc., case number 7:18-cv-05474-KMK filed in the U.S. District Court for the Southern District of New York.

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company has until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). The $500,000 liability is reported as part of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 and was recorded as litigation settlement costs on the consolidated statements of operations on the Company’s form 10K for the year ended December 31, 2019.

In electing to settle with the Commission, the Company neither admitted nor denied liability to any of the Commission’s allegations in its complaint, and in consideration for the Commission discontinuing its action, the Company, along with the two other defendants Joseph Fiore and Berkshire Capital Management agreed to be jointly and severally liable for disgorgement of profits and prejudgment interest in the amount of two million dollars, and to each be solely liable to pay a civil penalty in the amount of five hundred thousand dollars.[2]

Judgments

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The $85,000 plus accrued interest and attorneys’ fees has been reported as part of accounts payable and accrued liabilities. The balance due as of March 31, 2020 and December 31, 2019 was approximately $91,000 and $90,000, respectively.

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

Dated: May 15, 2020

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

[1] In addition, an injunction was entered against the Company enjoined it from violating the antifraud, market manipulation, beneficial ownership reporting, and other provisions of the federal securities laws charged in the SEC’s complaint.

[2] In addition, an injunction was entered against the Company enjoined it from violating the antifraud, market manipulation, beneficial ownership reporting, and other provisions of the federal securities laws charged in the SEC’s complaint.

