Form 10-Q
period 2020-06-30
SPYR, Inc.
filed 2020-08-14
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2020, there were 202,130,131 shares of the Registrant's common stock.

1

 PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$13,000	$10,000
Accounts receivable, net	14,000	77,000
Prepaid expenses	2,000	15,000
Trading securities, at market value	2,000	1,000
Total Current Assets	31,000	103,000

Property and equipment, net	41,000	59,000
Capitalized gaming assets and licensing rights, net	100,000	100,000
Intangible assets, net	5,000	6,000
Operating lease right-of-use asset	45,000	80,000
Other assets	13,000	13,000
TOTAL ASSETS	$235,000	$361,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$2,083,000	$1,834,000
Related party short-term advances	1,149,000	1,115,000
Related party line of credit	1,168,000	1,134,000
Convertible notes payable, net	570,000	550,000
SBA PPP Note Payable, current portion	28,000	—
Operating lease liability - current portion	23,000	92,000
Current liabilities of discontinued operations	22,000	22,000
Total Current Liabilities	5,043,000	4,747,000

SBA PPP Note Payable	43,000	—
Operating lease liability	54,000	—
Total Liabilities	5,140,000	4,747,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding as of
June 30, 2020 and December 31, 2019	11	11
20,000 Class E shares issued and outstanding as of
June 30, 2020 and December 31, 2019	2	2
Common stock, $0.0001 par value, 750,000,000 shares authorized
202,130,131 and 200,880,131 shares issued and outstanding as of
June 30, 2020 and December 31, 2019	20,213	20,088
Additional paid-in capital	53,534,774	53,509,899
Accumulated deficit	(58,460,000)	(57,916,000)
Total Stockholders’ Equity (Deficit)	(4,905,000)	(4,386,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$235,000	$361,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$—	$9,000	$3,000	$34,000
Related party service revenues	—	—	185,000	52,000
Gross Margin	—	9,000	188,000	86,000

Expenses
Labor and related expenses	151,000	195,000	336,000	521,000
Rent	28,000	36,000	65,000	74,000
Depreciation and amortization	9,000	11,000	19,000	22,000
Professional fees	11,000	16,000	53,000	66,000
Research and development	—	9,000	—	26,000
Other general and administrative	69,000	84,000	154,000	164,000
Total Operating Expenses	268,000	351,000	627,000	873,000
Operating Loss	(268,000)	(342,000)	(439,000)	(787,000)

Other Expense
Interest Expense	(55,000)	(187,000)	(110,000)	(190,000)
Gain on disposition of assets	1,000	—	1,000	—
SBA EIDL grant	3,000	—	3,000	—
Unrealized gain (loss) on trading securities	2,000	—	1,000	(2,000)
Total Other Expense	(49,000)	(187,000)	(105,000)	(192,000)

Net Loss	(317,000)	(529,000)	(544,000)	(979,000)

Per Share Amounts
Net Loss
Basic and Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Basic and Diluted	202,130,131	199,697,988	201,910,351	199,405,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2020
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	$53,509,899	$(57,916,000)	$(4,386,000)
Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	24,875	—	25,000
Net loss	—	—	—	—	—	—	—	(227,000)	(227,000)
Balance at March 31, 2020	107,636	11	20,000	2	202,130,131	20,213	53,534,774	(58,143,000)	(4,588,000)
Net loss	—	—	—	—	—	—	—	(317,000)	(317,000)
Balance at June 30, 2020	107,636	$11	20,000	$2	202,130,131	$20,213	$53,534,774	$(58,460,000)	$(4,905,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2019
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

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

Cash Flows From Operating Activities:
Net loss	$(544,000)	$(979,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,000	22,000
Common stock issued for employee compensation	25,000	131,000
Amortization of debt discounts on convertible notes payable	—	62,000
SBA EIDL grant	(3,000)
Unrealized (gain) loss on trading securities	(1,000)	2,000
Changes in operating assets and liabilities:
Decrease in accounts receivables	63,000	38,000
Decrease in prepaid expenses	13,000	3,000
(Increase) Decrease in operating lease right-of-use asset	20,000	(4,000)
Increase in accounts payable and accrued liabilities	249,000	39,000
Increase in accrued interest on short-term advances - related party	34,000	16,000
Increase in accrued interest on line of credit - related party	34,000	33,000
Increase in accrued interest and liquidated damages on convertible notes	20,000	147,000
Net Cash Used in Operating Activities	(71,000)	(490,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,000)	—
Sale of property and equipment	5,000	—
Net Cash Used in Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from short-term advances - related party	—	489,000
Proceeds from SBA EIDL grant	3,000	—
Proceeds from SBA PPP note payable	71,000	—
Net Cash Provided by Financing Activities	74,000	489,000

Net increase (decrease) in Cash	3,000	(1,000)
Cash and cash equivalents at beginning of period	10,000	24,000
Cash and cash equivalents at end of period	$13,000	$23,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$1,000	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Partial conversion of notes payable to common stock	$—	$50,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

As shown in the accompanying financial statements, for the six months ended June 30, 2020, the Company recorded a net loss from continuing operations of $544,000 and have current liabilities of $5,043,000. As of June 30, 2020, our cash balance was $13,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Earnings (Loss) Per Share

The basic and fully diluted shares for the three months ended June 30, 2020 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,852,538, Options – 8,999,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended June 30, 2020.

The basic and fully diluted shares for the three months ended June 30, 2019 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,107,420, Options – 12,449,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended June 30, 2019.

The basic and fully diluted shares for the six months ended June 30, 2020 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,852,538, Options – 8,999,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2020.

The basic and fully diluted shares for the six months ended June 30, 2019 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,107,420, Options – 12,449,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2019.

Capitalized Gaming Assets and Licensing Rights

As of June 30, 2020, the Company’s capitalized gaming assets consist of Battlewack: Idle Lords which requires additional development before it can be released. As such, the Company does not expect amortization expense related to capitalized gaming assets and licensing rights until existing or future gaming assets, through development or acquisition, are placed into service.

Software Development Costs

Costs incurred for software development are expensed as incurred. During the six months ended June 30, 2020 and 2019, the Company incurred $0 and $26,000 in software development costs paid to independent gaming software developers.

Accounts Receivable

The following is a summary of receivables at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Game revenue due from in app purchases,
net of app store fees and allowance for doubtful accounts	$14,000	$27,000
Game revenue due from in app advertising	—	—
Related party professional service revenues	—	50,000
Other Receivables	—	—
Total Accounts Receivable	$14,000	$77,000

Accounts receivable are carried at their estimated collectible amounts and are not subject to any interest or finance charges.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

As of June 30, 2020, management has recorded an allowance for doubtful accounts in the amount of approximately $12,000.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions, in the form of demand deposits. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institutions.

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

Major Customers

The Company had two related party customers who comprised 0% and 98% of net revenue during the six months ended June 30, 2020, and 60% and 0% of net revenue during the six months ended June 30, 2019. The loss of these customers would adversely impact the business of the Company.

	Net Revenue %		Gross Accounts Receivable
	Six Months Ended June 30,	Six Months Ended June 30,	As of June 30,	As of December 31,
	2020	2019	2020	2019
Customer A	0%	60%	$—	$—
Customer B	98%	0%	—	50,000
Total	98%	60%	$—	$50,000

Recent Accounting Standards

The recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

During 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due December 31, 2020. As of June 30, 2020, the Company has borrowed $1,000,000 and accrued interest of $168,000.

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

During 2018 and 2019 the Company received $1,062,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The short-term advances are due upon demand. Interest on the short-term advances has been accrued at 6% per annum through June 30, 2020 in the amount of $87,000 for a total balance due as of June 30, 2020 of $1,149,000.

During the six months ended June 30, 2019, the Company, received $52,000 in revenue for professional services rendered to a related Company whose directors are also officers of SPYR, Inc. and whose majority shareholder is Berkshire Capital Management Co., Inc.

During the six months ended June 30, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc.

NOTE 3 – CONVERTIBLE NOTES

On April 20, 2018, (modified May 22, 2018) the Company issued a $165,000 (originally $158,000) convertible note with original issue discount (OID) of $15,000 and bearing interest at 8% per annum. The amended maturity date of the note was June 1, 2019 and was convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued as $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 116,000 shares of the company’s restricted common stock valued at $34,000 based upon the closing price of the Company stock on the date of the modified agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to June 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. The note is in default for late payment. The Company has accrued approximately $134,000 in interest and liquidated damages for this note through June 30, 2020. At June 30, 2020 and December 31, 2019, the principal balance together with total accrued interest and liquidated damages is recorded on the Company’s consolidated balance sheet net of discounts at $274,000 and $254,000, respectively.

On May 22, 2018, the Company issued a $275,000 convertible note with original issue discount (OID) of $25,000 and bearing a one-time interest charge at 8%. The amended maturity date of the note was December 31, 2019 and is convertible into the Company’s restricted common stock at $0.25 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued as $40,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 5-year warrants to purchase 500,000 shares of the company’s restricted common stock at an exercise price of $2.00 per share. The warrants were valued at $45,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 200,000 shares of the company’s restricted common stock valued at $58,000 based upon the closing price of the Company stock on the date of the agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to September 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. On October 11, 2019, the Company amended the note to extend the due date to December 31, 2019, provide for a partial conversion of $50,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 500,000 shares, and waive any prior alleged or actual defaults under the note. The Company has accrued approximately $96,000 in interest and liquidated damages for this note through June 30, 2020. At June 30, 2020 and December 31, 2019, the principal balance together with total accrued interest and liquidated damages is recorded on the Company’s consolidated balance sheet net of discounts at $296,000 and $296,000, respectively.

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

The following table summarized the Company's convertible notes payable as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Beginning Balance	$550,000	$432,000
Proceeds from the issuance of convertible notes, net of issuance discounts	—	—
Repayments	—	—
Conversion of notes payable into common stock	—	(100,000)
Amortization of discounts	—	62,000
Liquidated damages	7,000	134,000
Accrued Interest	13,000	22,000
Convertible notes payable, net	$570,000	$550,000

Convertible notes, short term	$340,000	$340,000
Accrued interest and damages	$230,000	$210,000
Debt discounts	$—	$—

NOTE 4 - LONG TERM-DEBT

On May 12, 2020 the Company received a Paycheck Protection Program loan from the U.S. Small Business Administration in the approximate amount of $71,000. The loan agreement provides for six months principal and interest deferral. The interest rate is 1%. Under the terms of the loan, up to 100% of the loan may be forgiven conditioned upon meeting certain requirements for the use of funds. Any amount not forgiven must be repaid in eighteen monthly consecutive principal and interest payments beginning December 2020. As of June 30, 2020, the balance due on this note was approximately $71,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $143,000 to $152,000. On May 1, 2020, the Company entered into an amended lease agreement with its landlord. Under the terms of the amendment, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through June 30, 2020 and extend the term of the lease by three months. On July 29, 2020, the Company entered into another amended lease agreement with its landlord. Under the terms of the amendment, the landlord agreed to waive rent, certain rent adjustments and parking for the period July 1, 2020 through August 31, 2020 and extend the term of the lease by two months. As a result of these amendments, the lease term date, which was December 31, 2020, is now May 31, 2021. In addition, the due date of certain other rent adjustments due April 8, 2020 was deferred. The rent adjustments of approximately $5,000 were due 50% on June 1, 2020 and 50% on July 1, 2020.

Legal Proceedings

We are involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. Information about material legal proceedings follows:

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company has until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). The $500,000 liability is reported as part of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 and was recorded as litigation settlement costs on the consolidated statements of operations on the Company’s form 10K for the year ended December 31, 2019.

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

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The $85,000 plus accrued interest and attorneys’ fees has been reported as part of accounts payable and accrued liabilities. The balance due as of June 30, 2020 and December 31, 2019 was approximately $91,000 and $90,000, respectively.

[1] In addition, an injunction was entered against the Company enjoined it from violating the antifraud, market manipulation, beneficial ownership reporting, and other provisions of the federal securities laws charged in the SEC’s complaint.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

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

NOTE 6 – EQUITY TRANSACTIONS

Common Stock:

Six Months Ended June 30, 2019

During the six months ended June 30, 2019, the Company issued an aggregate of 1,250,000 shares of restricted common stock to employees with a total fair value of $131,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $131,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

Six Months Ended June 30, 2020

During the six months ended June 30, 2020, the Company issued an aggregate of 1,250,000 shares of restricted common stock to employees with a total fair value of $25,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $25,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2019	9,299,900	$0.57
Granted	—	—
Exercised	—	—
Expired	(300,000)	1.00
Outstanding, June 30, 2020	8,999,900	$0.56
Exercisable, June 30, 2020	8,999,900	$0.56

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

The weighted average exercise prices, remaining lives for options granted, and exercisable as of June 30, 2020 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	8,000,000	0.17	$0.50	8,000,000	$0.50
$1.00	999,900	0.07 – 1.61	$1.00	999,900	$1.00
	8,999,900		$0.56	8,999,900	$0.56

At June 30, 2020, the Company’s closing stock price was $0.05 per share. As all outstanding options had an exercise price greater than $0.05 per share, there was no intrinsic value of the options outstanding at June 30, 2020.

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2019	9,000,000	$0.46
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2020	9,000,000	$0.46
Exercisable, June 30, 2020	9,000,000	$0.46

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of June 30, 2020, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	0.50
$0.15	1,200,000	0.53
$0.25	1,000,000	3.03
$0.375	200,000	0.81
$0.40	1,200,000	0.53
$0.50	3,000,000	0.33 – 3.03
$0.625	100,000	0.81
$0.75	1,250,000	0.91 – 3.03
$1.00	250,000	0.91
$2.00	200,000	2.89
	9,000,000

At June 30, 2020, the Company’s closing stock price was $0.05 per share. The Company had 600,000 warrants outstanding with exercise prices less than $0.01 with an intrinsic value of $24,000 at June 30, 2020.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

Shares Reserved:

At June 30, 2020, the Company has reserved 30,000,000 shares of common stock in connection with 2 convertible notes with detachable warrants and 3,500,000 shares of common stock in connection with the court approved settlement agreement for a total of 33,500,000 reserved shares of common stock.

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

The assets and liabilities of our discontinued restaurant segment's discontinued operations as of June 30, 2020 and December 31, 2019 consisted of $0 assets and $22,000 in accounts payable and accrued liabilities.

There were no operations for our discontinued restaurant segment during the six months ended June 30, 2020 and 2019.

NOTE 8 – SUBSEQUENT EVENTS

On July 23, 2020, the Company amended the related party revolving line of credit from Berkshire Capital Management Co., Inc. to extend the due date to December 31, 2020.

On May 1, 2020, the Company entered into an amended lease agreement with its landlord. Under the terms of the amendment, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through June 30, 2020 and extend the term of the lease by three months. On July 29, 2020, the Company entered into another amended lease agreement with its landlord. Under the terms of the amendment, the landlord agreed to waive rent, certain rent adjustments and parking for the period July 1, 2020 through August 31, 2020 and extend the term of the lease by two months. As a result of these amendments, the lease term date, which was December 31, 2020, is now May 31, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2020, and we undertake no duty to update this information.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2020 TO 2019

The consolidated results of continuing operations for the three months ended June 30, 2020 and 2019 are as follows:

	Digital Media	Corporate	Consolidated

Three Months Ended June 30, 2020
Revenues	$—	$—	$—
Related party service revenues	—	—	—
Labor and related expenses	—	(151,000)	(151,000)
Rent	—	(28,000)	(28,000)
Depreciation and amortization	—	(9,000)	(9,000)
Professional fees	—	(11,000)	(11,000)
Research and development	—	—	—
Other general and administrative	(14,000)	(55,000)	(69,000)
Operating loss	(14,000)	(254,000)	(268,000)

Interest Expense	(11,000)	(44,000)	(55,000)
Gain on disposition of assets	—	1,000	1,000
SBA EIDL grant	—	3,000	3,000
Unrealized gain (loss) on trading securities	—	2,000	2,000
Other expense	(11,000)	(38,000)	(49,000)
Loss from continuing operations	$(25,000)	$(292,000)	$(317,000)

	Digital Media	Corporate	Consolidated
Three Months Ended June 30, 2019
Revenues	$9,000	$—	$9,000
Related party service revenues	—	—	—
Labor and related expenses	(48,000)	(147,000)	(195,000)
Rent	—	(36,000)	(36,000)
Depreciation and amortization	(2,000)	(9,000)	(11,000)
Professional fees	—	(16,000)	(16,000)
Research and Development	(9,000)	—	(9,000)
Other general and administrative	(17,000)	(67,000)	(84,000)
Operating loss	(67,000)	(275,000)	(342,000)

Interest Expense	(10,000)	(177,000)	(187,000)
Unrealized loss on trading securities	—	—	—
Other expense	(10,000)	(177,000)	(187,000)
Loss from continuing operations	$(77,000)	$(452,000)	$(529,000)

Results of Operations

For the three months ended June 30, 2020 the Company had a loss from continuing operations of $317,000 compared to a loss from continuing operations of $529,000 for the three months ended June 30, 2019. This change is due primarily to decreases in revenue of $9,000, labor and related expenses of $44,000, rent of $8,000, depreciation and amortization of $2,000, professional fees of $5,000, research and development of $9,000, other general and administrative costs of $15,000, and interest expense of $132,000 during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Other items contributing to the change included increases in gain on disposition of assets of $1,000, SBA EIDL grant of $3,000 and unrealized gain on trading securities of $2,000.

More detailed explanation of the three months ended June 30, 2020 and 2019 changes are included in the following discussions.

Total Revenues - For the three months ended June 30, 2020 and 2019, the Company had total revenue of $0 and $9,000, respectively, for a decrease of $9,000. This change is due to reduced games revenue.

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

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the three months ended June 30, 2020 the company had total labor and related expenses of $151,000 with $51,000 being settled in cash and $100,000 in accrued salaries. For the three months ended June 30, 2019 the company had total labor and related expenses of $195,000 with $125,000 being settled in cash and $70,000 in accrued salaries. The cost of labor is expected to increase in conjunction with expansion of operations.

The cost of rent decreased $8,000 from $36,000 for the three months ended June 30, 2019 to $28,000 for the three months ended June 30, 2020. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, is now May 31, 2021. In addition, the due date of certain other rent adjustments due April 8, 2020 was deferred. The rent adjustments of approximately $5,000 were due 50% on June 1, 2020 and 50% on July 1, 2020.

Depreciation and amortization expenses decreased by approximately $2,000 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Depreciation and amortization expenses are attributable to depreciation of the $225,000 of property and equipment and amortization of gaming assets and capitalized licensing rights in service during respective periods.

Professional fees decreased $5,000 from $16,000 for the three months ended June 30, 2019 to $11,000 for the three months ended June 30, 2020. Professional fees during the three months ended June 30, 2020 included $11,000 legal, accounting and other professional service needs. Professional fees during the three months ended June 30, 2019 included $15,000 in legal, accounting and other professional service needs and $1,000 for public relations.

Research and development costs during the three months ended June 30, 2019 included $9,000 in connection with fees paid to game developers for the development of its games, compared to research and development costs of $0 during the three months ended June 30, 2020.

Other general and administrative expenses decreased $15,000 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $55,000 for the three months ended June 30, 2020. The company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $187,000 for the three months ended June 30, 2019.

The Company sold certain office equipment for $5,000 which resulted in a gain on disposition of assets of $1,000 for the three months ended June 30, 2020.

The Company received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration during the for the three months ended June 30, 2020.

The Company had unrealized gains on trading securities of $2,000 for the three months ended June 30, 2020 compared to unrealized gains of $0 for the three months ended June 30, 2019. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2020 TO 2019

The consolidated results of continuing operations for the six months ended June 30, 2020 and 2019 are as follows:

	Digital Media	Corporate	Consolidated

Six Months Ended June 30, 2020
Revenues	$3,000	$—	$3,000
Related party service revenues	—	185,000	185,000
Labor and related expenses	(8,000)	(328,000)	(336,000)
Rent	—	(65,000)	(65,000)
Depreciation and amortization	—	(19,000)	(19,000)
Professional fees	—	(53,000)	(53,000)
Research and development	—	—	—
Other general and administrative	(37,000)	(117,000)	(154,000)
Operating loss	(42,000)	(397,000)	(439,000)

Interest Expense	(21,000)	(89,000)	(110,000)
Gain on disposition of assets	—	1,000	1,000
SBA EIDL grant	—	3,000	3,000
Unrealized gain (loss) on trading securities	—	1,000	1,000
Other expense	(21,000)	(84,000)	(105,000)
Loss from continuing operations	$(63,000)	$(481,000)	$(544,000)

	Digital Media	Corporate	Consolidated
Six Months Ended June 30, 2019
Revenues	$34,000	$—	$34,000
Related party service revenues	—	52,000	52,000
Labor and related expenses	(98,000)	(423,000)	(521,000)
Rent	(1,000)	(73,000)	(74,000)
Depreciation and amortization	(4,000)	(18,000)	(22,000)
Professional fees	—	(66,000)	(66,000)
Research and Development	(26,000)	—	(26,000)
Other general and administrative	(35,000)	(129,000)	(164,000)
Operating loss	(130,000)	(657,000)	(787,000)

Interest Expense	(19,000)	(171,000)	(190,000)
Unrealized loss on trading securities	—	(2,000)	(2,000)
Other expense	(19,000)	(173,000)	(192,000)
Loss from continuing operations	$(149,000)	$(830,000)	$(979,000)

Results of Operations

For the six months ended June 30, 2020 the Company had a loss from continuing operations of $544,000 compared to a loss from continuing operations of $979,000 for the six months ended June 30, 2019. This change is due primarily to increases in revenue of $102,000 and decreases in labor and related expenses of $185,000, rent of $9,000, depreciation and amortization of $3,000, professional fees of $13,000, research and development of $26,000, other general and administrative costs of $10,000 and interest of $80,000 during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Other items contributing to the change included increases in gain on disposition of assets of $1,000, SBA EIDL grant of $3,000 and unrealized gain on trading securities of $3,000.

More detailed explanation of the six months ended June 30, 2020 and 2019 changes are included in the following discussions.

Total Revenues - For the six months ended June 30, 2020 and 2019, the Company had total revenue of $188,000 and $86,000, respectively, for an increase of $102,000. This change is primarily due to increased related party service revenues, partially offset by reduced games revenues.

Related Party Service Revenues - During the six months ended June 30, 2020 and 2019, the Company received $185,000 and $52,000, respectively, in revenue for professional services rendered to related parties. During 2020, the Company received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc, a company controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. During 2019, the Company, received $52,000 in revenue for professional services rendered to a related Limited Liability Company whose managers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc.

Games Revenues – During the six months ended June 30, 2020 and 2019, the Company received $3,000 and $34,000, respectively in revenue from games.

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

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the six months ended June 30, 2020 the company had total labor and related expenses of $336,000 with $125,000 being settled in cash and $186,000 in accrued salaries and $25,000 being paid in restricted stock recorded at fair value. For the six months ended June 30, 2019 the company had total labor and related expenses of $521,000 with $252,000 being settled in cash, $138,000 in accrued salaries and $131,000 being paid in restricted stock and vesting of options recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased $9,000 from $74,000 for the six months ended June 30, 2019 to $65,000 for the six months ended June 30, 2020. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, is now May 31, 2021. In addition, the due date of certain other rent adjustments due April 8, 2020 was deferred. The rent adjustments of approximately $5,000 were due 50% on June 1, 2020 and 50% on July 1, 2020.

Depreciation and amortization expenses decreased by approximately $3,000 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Depreciation and amortization expenses are attributable to depreciation of the $225,000 of property and equipment and amortization of gaming assets and capitalized licensing rights in service during respective periods.

Professional fees decreased $13,000 from $66,000 for the six months ended June 30, 2019 to $53,000 for the six months ended June 30, 2020. Professional fees during the six months ended June 30, 2020 included $52,000 legal, accounting and other professional service needs and $1,000 for public relations. Professional fees during the six months ended June 30, 2019 included $59,000 in legal, accounting and other professional service needs and $7,000 for public relations.

Research and development costs during the six months ended June 30, 2019 included $26,000 in connection with fees paid to game developers for the development of its games, compared to research and development costs of $0 during the six months ended June 30, 2020.

Other general and administrative expenses decreased $10,000 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $110,000 for the six months ended June 30, 2020. The company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $190,000 for the six months ended June 30, 2019. In addition, pursuant to an amended convertible note whereby the note holder agreed to waive any prior alleged or actual defaults under the note, the Company recorded a reversal of previously reported default interest and penalties of $87,000 during the six months ended June 30, 2019.

The Company sold certain office equipment for $5,000 which resulted in a gain on disposition of assets of $1,000 for the six months ended June 30, 2020.

The Company received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration during the for the six months ended June 30, 2020.

The Company had unrealized gains on trading securities of $1,000 for the six months ended June 30, 2020 compared to unrealized losses of $2,000 for the six months ended June 30, 2019. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss from continuing operations for the six months ended June 30, 2020 of $544,000. As of June 30, 2020, the Company had current assets of $31,000, which included cash and cash equivalents of $13,000, accounts receivable of $14,000, prepaid expenses of $2,000 and trading securities of $2,000.

During the six months ended June 30, 2020, the Company has met its capital requirements through collection of revenues and accounts receivable, from the proceeds of SBA PPP note payable and SBA EIDL grant, and from the sale of certain office equipment.

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

Operating Activities - For the six months ended June 30, 2020, the Company used cash in operating activities of $71,000. For the six months ended June 30, 2019, the Company used cash in operating activities of $490,000. Operating activities consist of corporate overhead and development of our mobile games and applications. Decreases are due to a combination of increased revenues and decreases in operating expenses. See the above results of operations discussion for more details.

Investing Activities - During the six months ended June 30, 2020, the Company purchased property and equipment for $5,000 and sold property and equipment for $5,000. The Company had no investing activities during the six months ended June 30, 2019.

Financing Activities - During the six months ended June 30, 2020, the Company borrowed $71,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program and received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration.

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

As of June 30, 2020, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company has until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). The $500,000 liability is reported as part of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 and was recorded as litigation settlement costs on the consolidated statements of operations on the Company’s form 10K for the year ended December 31, 2019.

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

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The $85,000 plus accrued interest and attorneys’ fees has been reported as part of accounts payable and accrued liabilities. The balance due as of June 30, 2020 and December 31, 2019 was approximately $91,000 and $90,000, respectively.

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

Dated: August 14, 2020

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

