Form 10-Q
period 2020-09-30
SPYR, Inc.
filed 2020-11-16
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 16, 2020, there were 209,837,631 shares of the Registrant's common stock.

1

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$8,000	$10,000
Accounts receivable, net	14,000	77,000
Prepaid expenses	2,000	15,000
Trading securities, at market value	1,000	1,000
Total Current Assets	25,000	103,000

Property and equipment, net	30,000	59,000
Capitalized gaming assets and licensing rights, net	75,000	100,000
Intangible assets, net	4,000	6,000
Operating lease right-of-use asset	38,000	80,000
Other assets	13,000	13,000
TOTAL ASSETS	$185,000	$361,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$2,290,000	$1,834,000
Related party short-term advances	1,166,000	1,115,000
Related party line of credit	1,186,000	1,134,000
Short-term convertible notes payable, net	347,000	550,000
SBA PPP Note Payable, current portion	39,000	—
Operating lease liability - current portion	79,000	92,000
Current liabilities of discontinued operations	22,000	22,000
Total Current Liabilities	5,129,000	4,747,000

SBA PPP Note Payable	32,000	—
Total Liabilities	5,161,000	4,747,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding as of
September 30, 2020 and December 31, 2019	11	11
20,000 Class E shares issued and outstanding as of
September 30, 2020 and December 31, 2019	2	2
Common stock, $0.0001 par value, 750,000,000 shares authorized
203,137,631 and 200,880,131 shares issued and outstanding as of
September 30, 2020 and December 31, 2019	20,314	20,088
Additional paid-in capital	53,781,673	53,509,899
Accumulated deficit	(58,778,000)	(57,916,000)
Total Stockholders’ Equity (Deficit)	(4,976,000)	(4,386,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$185,000	$361,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$1,000	$10,000	$4,000	$44,000
Related party service revenues	—	8,000	185,000	60,000
Gross Margin	1,000	18,000	189,000	104,000

Expenses
Labor and related expenses	151,000	195,000	487,000	716,000
Rent	23,000	36,000	88,000	110,000
Depreciation and amortization	9,000	11,000	28,000	33,000
Professional fees	12,000	15,000	65,000	81,000
Research and development	—	(70,000)	—	(44,000)
Other general and administrative	29,000	84,000	183,000	248,000
Total Operating Expenses	224,000	271,000	851,000	1,144,000
Operating Loss	(223,000)	(253,000)	(662,000)	(1,040,000)

Other Expense
Interest Expense	(70,000)	7,000	(180,000)	(183,000)
Gain on disposition of assets	1,000	—	2,000	—
Write-down of assets	(25,000)	—	(25,000)	—
SBA EIDL grant	—	—	3,000	—
Unrealized gain (loss) on trading securities	(1,000)	(1,000)	—	(3,000)
Total Other Expense	(95,000)	6,000	(200,000)	(186,000)

Net Loss	(318,000)	(247,000)	(862,000)	(1,226,000)

Per Share Amounts
Net Loss
Basic and Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Basic and Diluted	202,524,370	200,055,131	202,116,518	199,624,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2020
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	$53,509,899	$(57,916,000)	$(4,386,000)
Fair value of common stock issued for employee compensation	—	—	—	—	1,250,000	125	24,875	—	25,000
Net loss	—	—	—	—	—	—	—	(227,000)	(227,000)
Balance at March 31, 2020	107,636	11	20,000	2	202,130,131	20,213	53,534,774	(58,143,000)	(4,588,000)
Net loss	—	—	—	—	—	—	—	(317,000)	(317,000)
Balance at June 30, 2020	107,636	11	20,000	2	202,130,131	20,213	53,534,774	(58,460,000)	(4,905,000)
Fair value of common stock issued for conversion of notes payable	—	—	—	—	1,007,500	101	151,899	—	152,000
Fair value of warrants issued to settle convertible notes payable	—	—	—	—	—	—	95,000	—	95,000
Net loss	—	—	—	—	—	—	—	(318,000)	(318,000)
Balance at September 30, 2020	107,636	$11	20,000	$2	203,137,631	$20,314	$53,781,673	$(58,778,000)	$(4,976,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2019
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

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(862,000)	$(1,226,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,000	33,000
Common stock issued for employee compensation	25,000	131,000
Amortization of debt discounts on convertible notes payable	—	62,000
Gain on disposition of assets	(2,000)	—
Loss on Write-down of assets	25,000	—
SBA EIDL grant	(3,000)	—
Unrealized (gain) loss on trading securities	—	3,000
Changes in operating assets and liabilities:
Decrease in accounts receivables	63,000	27,000
Decrease in prepaid expenses	13,000	2,000
(Increase) Decrease in operating lease right-of-use asset	29,000	(7,000)
Increase in accounts payable and accrued liabilities	456,000	61,000
Increase in accrued interest on short-term advances - related party	51,000	30,000
Increase in accrued interest on line of credit - related party	52,000	49,000
Increase in accrued interest and liquidated damages on convertible notes	46,000	98,000
Net Cash Used in Operating Activities	(79,000)	(737,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,000)	—
Sale of property and equipment	8,000	—
Net Cash Provided by Investing Activities	3,000	—

Cash Flows From Financing Activities:
Proceeds from short-term advances - related party	—	749,000
Proceeds from SBA EIDL grant	3,000	—
Proceeds from SBA PPP note payable	71,000	—
Net Cash Provided by Financing Activities	74,000	749,000

Net increase (decrease) in Cash	(2,000)	12,000
Cash and cash equivalents at beginning of period	10,000	24,000
Cash and cash equivalents at end of period	$8,000	$36,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$1,000	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Warrants issued to settle convertible notes payable	$95,000	$—
Partial conversion of notes payable to common stock	$152,000	$50,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

As shown in the accompanying financial statements, for the nine months ended September 30, 2020, the Company recorded a net loss from continuing operations of $862,000 and have current liabilities of $5,129,000. As of September 30, 2020, we had cash of $8,000, and accounts receivable of $14,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to utilize cash on hand, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and implementation of our business plans generally. The Company also plans to diversify, through acquisition or otherwise, in other unrelated business areas and is exploring opportunities to do so.

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

The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of our operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations. However, management cannot make any assurances that such financing will be secured.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Earnings (Loss) Per Share

The basic and fully diluted shares for the three months ended September 30, 2020 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 803,213, Options – 849,900, Warrants – 9,800,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended September 30, 2020.

The basic and fully diluted shares for the three months ended September 30, 2019 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,851,852, Options – 12,449,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended September 30, 2019.

The basic and fully diluted shares for the nine months ended September 30, 2020 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 803,213, Options – 849,900, Warrants – 9,800,000) would have had an anti-dilutive effect due to the Company generating a loss for the nine months ended September 30, 2020.

The basic and fully diluted shares for the nine months ended September 30, 2019 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,851,852, Options – 12,449,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the nine months ended September 30, 2019.

Capitalized Gaming Assets and Licensing Rights

As of September 30, 2020, the Company’s capitalized gaming assets consist of Battlewack: Idle Lords which was acquired in 2017 for cash of $100,000 from the game owner and developer. The game requires additional development before it can be released. As such, the Company does not expect amortization expense related to capitalized gaming assets and licensing rights until existing or future gaming assets, through development or acquisition, are placed into service. During September 2020 the Company recognized an impairment loss of $25,000 on this game and recorded as a loss on write down of assets in the consolidated statement of operations for the three and nine months ended September 30, 2020.

Software Development Costs

Costs incurred for software development are expensed as incurred. During the nine months ended September 30, 2020 and 2019, the Company incurred $0 and $34,000 in software development costs paid to independent gaming software developers.

In addition, during September 2019, the Company received a credit from an independent gaming software developer for previously incurred development costs in the amount of $78,000. The credit was recorded as a reduction to research and development expenses during the nine months ended September 30, 2019.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Accounts Receivable

The following is a summary of receivables at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Game revenue due from in app purchases,	$26,000	$39,000
Less allowance for doubtful accounts	(12,000)	(12,000)
Game revenue due from in app advertising	—	—
Related party professional service revenues	—	50,000
Other Receivables	—	—
Accounts Receivable, net	$14,000	$77,000

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

As of September 30, 2020, management has recorded an allowance for doubtful accounts in the amount of approximately $12,000.

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

Major Customers

The Company had two related party customers who comprised 0% and 98% of net revenue during the nine months ended September 30, 2020, and 58% and 0% of net revenue during the nine months ended September 30, 2019. The loss of these customers would adversely impact the business of the Company.

	Net Revenue %		Gross Accounts Receivable
	Nine Months Ended September 30,	Nine Months Ended September 30,	As of September 30,	As of December 31,
	2020	2019	2020	2019
Customer A	0%	58%	$—	$—
Customer B	98%	0%	—	50,000
Total	98%	58%	$—	$50,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Recent Accounting Standards

The recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

During 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. Berkshire is controlled by Joseph Fiore, majority shareholder and former chairman of the board of directors of the Company. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS, LLC. Repayment on the loan is due December 31, 2020. As of September 30, 2020, the Company has borrowed $1,000,000 and accrued interest of $186,000.

During 2018 and 2019 the Company received $1,062,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The short-term advances are due upon demand. Interest on the short-term advances has been accrued at 6% per annum through September 30, 2020 in the amount of $104,000 for a total balance due as of September 30, 2020 of $1,166,000.

During the nine months ended September 30, 2019, the Company, received $60,000 in revenue for professional services rendered to a related Company whose directors are also officers of SPYR, Inc. and whose majority shareholder is Berkshire Capital Management Co., Inc.

During the nine months ended September 30, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc.

NOTE 3 – CONVERTIBLE NOTES

On April 20, 2018, (modified May 22, 2018) the Company issued a $165,000 (originally $158,000) convertible note with original issue discount (OID) of $15,000 and bearing interest at 8% per annum. The amended maturity date of the note was June 1, 2019 and was convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued at $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 116,000 shares of the company’s restricted common stock valued at $34,000 based upon the closing price of the Company stock on the date of the modified agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to June 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. On August 25, 2020 the holder converted $101,500 of the outstanding principal balance into common shares of the Company at a conversion price of $0.20 per share for a total of 507,500 shares. On September 30, 2020, the Company amended the note to provide for a conversion of $150,000 of the outstanding principal and interest due into common shares of the Company at a conversion price of $0.125 per share for a total of 1,200,000 shares, and amend the warrants by adjusting the exercise price to $0.25 per share. Upon receipt of the 1,200,000 shares by the Holder, the note shall be considered paid in full. The Company has accrued approximately $117,000 in interest and liquidated damages for this note through September 30, 2020. At September 30, 2020 and December 31, 2019, the principal balance together with total accrued interest and liquidated damages is recorded on the Company’s consolidated balance sheet net of discounts at $155,000 and $254,000, respectively. Subsequent to September 30, 2020, on October 22, 2020, the Company completed the issuance of the 1,200,000 shares and the note was considered paid in full.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

On May 22, 2018, the Company issued a $275,000 convertible note with original issue discount (OID) of $25,000 and bearing a one-time interest charge at 8%. The amended maturity date of the note is March 31, 2021 and is convertible into the Company’s restricted common stock at $0.25 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued as $40,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 5-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $2.00 per share. The warrants were valued at $45,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 200,000 shares of the company’s restricted common stock valued at $58,000 based upon the closing price of the Company stock on the date of the agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to September 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. On October 11, 2019, the Company amended the note to extend the due date to December 31, 2019, provide for a partial conversion of $50,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 500,000 shares, and waive any prior alleged or actual defaults under the note. . On August 25, 2020, the Company amended the note to extend the due date to March 31, 2021, provide for a partial conversion of $50,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 500,000 shares, and waive any prior alleged or actual defaults under the note. On September 30, 2020, the Company amended the note to provide for a conversion of $150,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.125 per share for a total of 1,200,000 shares, and amend the warrants by increasing the number of warrant shares to 1,000,000 at an adjusted exercise price to $0.25 per share. Upon receipt of the 1,200,000 shares and $47,000 cash by the Holder, the note shall be considered paid in full. The Company has accrued approximately $47,000 in interest and liquidated damages for this note through September 30, 2020. At September 30, 2020 and December 31, 2019, the principal balance together with total accrued interest and liquidated damages is recorded on the Company’s consolidated balance sheet net of discounts at $197,000 and $296,000, respectively. Subsequent to September 30, 2020, on October 21, 2020, the Company completed the issuance of the 1,200,000 shares and payment of the $47,000 cash and the note was considered paid in full.

The following table summarized the Company's convertible notes payable as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Beginning Balance	$550,000	$432,000
Proceeds from the issuance of convertible notes, net of issuance discounts	—	—
Repayments	—	—
Conversion of notes payable into common stock	(152,000)	(100,000)
Amortization of discounts	—	62,000
Liquidated damages	(53,000)	134,000
Accrued Interest	2,000	22,000
Convertible notes payable, net	$347,000	$550,000

Convertible notes, short term	$189,000	$340,000
Accrued interest and damages, short term	158,000	210,000
Debt discounts, short term	—	—
Short-term convertible notes payable, net	$347,000	$550,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

NOTE 4 – SMALL BUSINESS ADMINISTRATION DEBT

On May 12, 2020 the Company received a Paycheck Protection Program loan from the U.S. Small Business Administration in the approximate amount of $71,000. The loan agreement provides for six months principal and interest deferral. The interest rate is 1%. Under the terms of the loan, up to 100% of the loan may be forgiven conditioned upon meeting certain requirements for the use of funds. Any amount not forgiven must be repaid in eighteen monthly consecutive principal and interest payments beginning December 2020. As of September 30, 2020, the balance due on this note was approximately $71,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Equity Line of Credit

The Company entered into a five-year Equity Line of Credit pursuant to an Equity Purchase Agreement with Brown Stone Capital, LP, dated September 30, 2020. Pursuant to the agreement, Brown Stone agreed to invest up to $14,000,000 to purchase the Company’s Common Stock, par value $0.0001 per share. The purchase price of the common shares is the lesser of the Fixed price or Market price. The Fixed price is $0.50 per share in years 1 and 2, after the effectiveness of a registration statement, and $1.00 per share in years 3, 4 and 5 after the effectiveness of this registration statement. The Market price is 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 10 trading day period immediately prior to the conversion date. In addition, the Company and Brown Stone entered into a Registration Rights Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Brown Stone’s investment pursuant to the Equity Purchase Agreement. As of September 30, 2020, no shares have been sold pursuant to this agreement.

Operating Leases

The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $143,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into an amended lease agreement with its landlord. Under the terms of the amendment, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. As a result of these amendments, the lease term date, which was December 31, 2020, is now May 31, 2021.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company has until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). The $500,000 liability is reported as part of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 and was recorded as litigation settlement costs on the consolidated statements of operations on the Company’s form 10K for the year ended December 31, 2019.

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

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The $85,000 plus accrued interest and attorneys’ fees has been reported as part of accounts payable and accrued liabilities. The balance due as of September 30, 2020 and December 31, 2019 was approximately $94,000 and $90,000, respectively.

[1] In addition, an injunction was entered against the Company enjoined it from violating the antifraud, market manipulation, beneficial ownership reporting, and other provisions of the federal securities laws charged in the SEC’s complaint.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

NOTE 6 – EQUITY TRANSACTIONS

Common Stock:

Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, the Company issued an aggregate of 1,250,000 shares of restricted common stock to employees with a total fair value of $131,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $131,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the nine months ended September 30, 2019, the Company issued an aggregate of 500,000 shares of common stock in conversion of notes payable with a total fair value of $50,000. As a result, the Company reduced the balance due on the notes by $50,000 upon issuance.

Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, the Company issued an aggregate of 1,250,000 shares of restricted common stock to employees with a total fair value of $25,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $25,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the nine months ended September 30, 2020, the Company issued an aggregate of 1,007,500 shares of common stock in conversion of notes payable with a total fair value of $152,000. As a result, the Company reduced the balance due on the notes by $152,000 upon issuance.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2019	9,299,900	$0.57
Granted	—	—
Exercised	—	—
Expired	(8,450,000)	4.79
Outstanding, September 30, 2020	849,900	$1.00
Exercisable, September 30, 2020	849,900	$1.00

The weighted average exercise prices, remaining lives for options granted, and exercisable as of September 30, 2020 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$1.00	849,900	0.07 – 1.35	$1.00	849,900	$1.00
	849,900		$1.00	849,900	$1.00

At September 30, 2020, the Company’s closing stock price was $0.13 per share. As all outstanding options had an exercise price greater than $0.13 per share, there was no intrinsic value of the options outstanding at September 30, 2020.

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2019	9,000,000	$0.46
Granted	800,000	0.25
Exercised	—	—
Forfeited	—	—
Outstanding, September 30, 2020	9,800,000	$0.40
Exercisable, September 30, 2020	9,800,000	$0.40

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of September 30, 2020, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.01	600,000	0.25
$0.15	1,200,000	0.28
$0.25	2,500,000	0.55 - 2.78
$0.40	1,200,000	0.28
$0.50	2,800,000	0.08 – 2.78
$0.75	1,250,000	0.66 – 2.78
$1.00	250,000	0.66
	9,800,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

At September 30, 2020, the Company’s closing stock price was $0.13 per share. The Company had 600,000 warrants outstanding with exercise prices less than $0.01 with an intrinsic value of $72,000 at September 30, 2020.

Shares Reserved:

At September 30, 2020, the Company has reserved 30,000,000 shares of common stock in connection with 2 short-term convertible notes with detachable warrants, 50,000,000 shares of common stock in connection with a long-term convertible note with detachable warrants, 100,000,000 shares of common stock in connection with an equity line of credit and 3,500,000 shares of common stock in connection with the court approved settlement agreement for a total of 183,500,000 reserved shares of common stock.

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

The assets and liabilities of our discontinued restaurant segment's discontinued operations as of September 30, 2020 and December 31, 2019 consisted of $0 assets and $22,000 in accounts payable and accrued liabilities.

There were no operations for our discontinued restaurant segment during the nine months ended September 30, 2020 and 2019.

NOTE 8 – SUBSEQUENT EVENTS

On October 5, 2020, the Company issued a $500,000 convertible note bearing interest at 8% per annum. The maturity date of the note is September 30, 2025 and is convertible at the holder’s request into the Company’s restricted common stock at the lesser of $0.25 or 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 20-trading day period immediately prior to the conversion date. The noteholder was also granted detachable 5-year warrants to purchase 1,000,000 shares of the company’s restricted common stock at an exercise price of $0.25 per share. The warrants become cashless and the exercise price subject to adjustment the event that the underlying shares are not registered as of the date of exercise.

On October 20, 2020, the Company entered into a stock purchase agreement with Dr. Harald Zink and Richard Kelly Clark, sole shareholders of Applied MagiX, Inc., a Nevada corporation (“Applied MagiX”). In exchange for the Company’s promise to allocate $600,000 for the execution of Applied MagiX’s business plan over the first three months after closing, the Company acquired all of the issued and outstanding shares of Applied MagiX, and Applied MagiX became a wholly owned subsidiary of the Company.

Also on October 20, 2020, the company entered into employment agreements with Dr. Harald Zink and Richard Kelly Clark. In connection with the employment agreements the company issued an aggregate of 2,000,000 shares of restricted common stock with a total fair value of $302,000 and 5,000,000 options to purchase shares of restricted common stock at an exercise price ranging from $0.25 to $1.50 over the next 30 months.

Subsequent to September 30, 2020, the Company issued an aggregate of 2,300,000 shares of restricted common stock to employees with a total fair value of $417,000 for services rendered.

Subsequent to September 30, 2020, the Company issued an aggregate of 2,400,000 shares of common stock in conversion of notes payable with a total fair value of $300,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2020, and we undertake no duty to update this information.

Plan of Operations

Through our wholly owned subsidiary Applied MagiX Inc., acquired October 20,2020, we are a registered Apple® developer, and reseller of Apple ecosystem compatible products with a emphasis on the smart home market. As such, we are in the global “Internet of Things” (IoT) market, and more specifically, the segment of the market related to the development, manufacture and sale of devices and accessories specifically built on Apple’s HomeKit® framework. These products work within the Apple® HomeKit® ecosystem and are exclusive to the Apple market and its consumers. Through our wholly owned subsidiary SPYR APPS, LLC, d/b/a SPYR GAMES we develop, publish and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. Our primary focus moving forward is on the development and expansion of our Apple compatible products and devices.

Management’s plan for the next 12 months is to execute on that plan by sourcing, reselling, manufacturing, developing and selling the foregoing types of products, including our proprietary branded products. We expect these marketing, development and expansion plans will be financed through existing cash, operating cash flows from game revenues, and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. The Company also plans to diversify, through acquisition or otherwise, in other unrelated business areas and is exploring opportunities to do so.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2020 TO 2019

The consolidated results of continuing operations for the three months ended September 30, 2020 and 2019 are as follows:

	Digital Media	Corporate	Consolidated

Three Months Ended September 30, 2020
Revenues	$1,000	$—	$1,000
Related party service revenues	—	—	—
Labor and related expenses	—	(151,000)	(151,000)
Rent	—	(23,000)	(23,000)
Depreciation and amortization	—	(9,000)	(9,000)
Professional fees	—	(12,000)	(12,000)
Research and development	—	—	—
Other general and administrative	(4,000)	(25,000)	(29,000)
Operating loss	(3,000)	(220,000)	(223,000)

Interest Expense	(11,000)	(59,000)	(70,000)
Gain on disposition of assets	—	1,000	1,000
Write-down of assets	(25,000)	—	(25,000)
SBA EIDL grant	—	—	—
Unrealized gain (loss) on trading securities	—	(1,000)	(1,000)
Other expense	(36,000)	(59,000)	(95,000)
Loss from continuing operations	$(39,000)	$(279,000)	$(318,000)

	Digital Media	Corporate	Consolidated
Three Months Ended September 30, 2019
Revenues	$10,000	$—	$10,000
Related party service revenues	—	8,000	8,000
Labor and related expenses	(49,000)	(146,000)	(195,000)
Rent	—	(36,000)	(36,000)
Depreciation and amortization	(1,000)	(10,000)	(11,000)
Professional fees	—	(15,000)	(15,000)
Research and Development	70,000	—	70,000
Other general and administrative	(18,000)	(66,000)	(84,000)
Operating loss	12,000	(265,000)	(253,000)

Interest Expense	(10,000)	17,000	7,000
Unrealized loss on trading securities	—	(1,000)	(1,000)
Other expense	(10,000)	16,000	6,000
Loss from continuing operations	$2,000	$(249,000)	$(247,000)

Results of Operations

For the three months ended September 30, 2020 the Company had a loss from continuing operations of $318,000 compared to a loss from continuing operations of $247,000 for the three months ended September 30, 2019. This change is due primarily to decreases in revenue of $17,000, labor and related expenses of $44,000, rent of $13,000, depreciation and amortization of $2,000, professional fees of $3,000, other general and administrative costs of $55,000, and interest expense of $77,000 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Other items contributing to the change included increases in research and development of $70,000, gain on disposition of assets of $1,000, and loss on write-down of assets of $25,000.

More detailed explanation of the three months ended September 30, 2020 and 2019 changes are included in the following discussions.

Total Revenues - For the three months ended September 30, 2020 and 2019, the Company had total revenue of $1,000 and $10,000, respectively, for a decrease of $9,000. This change is due to reduced games revenue.

The Company intends to utilize cash on hand, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and implementation of our business plans generally. The Company also plans to diversify, through acquisition or otherwise, in other unrelated business areas and is exploring opportunities to do so.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the three months ended September 30, 2020 the company had total labor and related expenses of $151,000 with $0 being settled in cash and $151,000 in accrued salaries. For the three months ended September 30, 2019 the company had total labor and related expenses of $195,000 with $125,000 being settled in cash and $70,000 in accrued salaries. The cost of labor is expected to increase in conjunction with expansion of operations.

The cost of rent decreased $13,000 from $36,000 for the three months ended September 30, 2019 to $23,000 for the three months ended September 30, 2020. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, is now May 31, 2021. In addition, the due date of certain other rent adjustments due April 8, 2020 was deferred.

Depreciation and amortization expenses decreased by approximately $2,000 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Depreciation and amortization expenses are attributable to depreciation of the $217,000 of property and equipment and amortization of gaming assets and capitalized licensing rights in service during respective periods.

Professional fees decreased $3,000 from $15,000 for the three months ended September 30, 2019 to $12,000 for the three months ended September 30, 2020. Professional fees during the three months ended September 30, 2020 included $12,000 legal, accounting and other professional service needs. Professional fees during the three months ended September 30, 2019 included $14,000 in legal, accounting and other professional service needs and $1,000 for public relations.

Research and development costs during the three months ended September 30, 2020 were $0, compared to research and development costs of $8,000 during the three months ended September 30, 2019. In addition, during the three months ended September 2019, the Company received a credit for previously incurred development costs in the amount of $78,000.

Other general and administrative expenses decreased $55,000 for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease can be attributed primarily to reductions in costs of insurance of $40,000, game operating costs of $9,000 and various other general and administrative cost reductions of $6,000.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $70,000 for the three months ended September 30, 2020. The company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $7,000 for the three months ended September 30, 2019. In addition, pursuant to an amended convertible note whereby the note holder agreed to waive any prior alleged or actual defaults under the note, the Company recorded a reversal of previously reported default interest and penalties of $49,000 during the three months ended September 30, 2020 and $59,000 during the three months ended September 30, 2019, with said reversals being reflected in total interest expense for the respective periods.

The Company sold certain office equipment for $3,000 which resulted in a gain on disposition of assets of $1,000 for the three months ended September 30, 2020.

During September 2020 the Company recognized an impairment loss of $25,000 on gaming assets and recorded as a loss on write down of assets in the consolidated statement of operations for the three months ended September 30, 2020.

The Company had unrealized losses on trading securities of $1,000 for the three months ended September 30, 2020 compared to unrealized losses of $1,000 for the three months ended September 30, 2019. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2020 TO 2019

The consolidated results of continuing operations for the nine months ended September 30, 2020 and 2019 are as follows:

	Digital Media	Corporate	Consolidated

For the Nine Months Ended September 30 2020
Revenues	$4,000	$—	$4,000
Related party service revenues	—	185,000	185,000
Labor and related expenses	(8,000)	(479,000)	(487,000)
Rent	—	(88,000)	(88,000)
Depreciation and amortization	—	(28,000)	(28,000)
Professional fees	—	(65,000)	(65,000)
Research and development	—	—	—
Other general and administrative	(41,000)	(142,000)	(183,000)
Operating loss	(45,000)	(617,000)	(662,000)

Interest Expense	(32,000)	(148,000)	(180,000)
Gain on disposition of assets	—	2,000	2,000
Write-down of assets	(25,000)	—	(25,000)
SBA EIDL grant	—	3,000	3,000
Unrealized gain (loss) on trading securities	—	—	—
Other expense	(57,000)	(143,000)	(200,000)
Loss from continuing operations	$(102,000)	$(760,000)	$(862,000)

	Digital Media	Corporate	Consolidated
For the Nine Months Ended September 30 2019
Revenues	$44,000	$—	$44,000
Related party service revenues	—	60,000	60,000
Labor and related expenses	(147,000)	(569,000)	(716,000)
Rent	(1,000)	(109,000)	(110,000)
Depreciation and amortization	(5,000)	(28,000)	(33,000)
Professional fees	—	(81,000)	(81,000)
Research and Development	44,000	—	44,000
Other general and administrative	(53,000)	(195,000)	(248,000)
Operating loss	(118,000)	(922,000)	(1,040,000)

Interest Expense	(29,000)	(154,000)	(183,000)
Unrealized loss on trading securities	—	(3,000)	(3,000)
Other expense	(29,000)	(157,000)	(186,000)
Loss from continuing operations	$(147,000)	$(1,079,000)	$(1,226,000)

Results of Operations

For the nine months ended September 30, 2020 the Company had a loss from continuing operations of $862,000 compared to a loss from continuing operations of $1,226,000 for the nine months ended September 30, 2019. This change is due primarily to increases in revenue of $85,000 and decreases in labor and related expenses of $229,000, rent of $22,000, depreciation and amortization of $5,000, professional fees of $16,000, other general and administrative costs of $65,000 and interest of $3,000 during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Other items contributing to the change included increases in research and development of $44,000, increases in gain on disposition of assets of $2,000, SBA EIDL grant of $3,000, and loss on write-down of assets of $25,000.

More detailed explanation of the nine months ended September 30, 2020 and 2019 changes are included in the following discussions.

Total Revenues - For the nine months ended September 30, 2020 and 2019, the Company had total revenue of $189,000 and $104,000, respectively, for an increase of $85,000. This change is primarily due to increased related party service revenues, partially offset by reduced games revenues.

Related Party Service Revenues - During the nine months ended September 30, 2020 and 2019, the Company received $185,000 and $60,000, respectively, in revenue for professional services rendered to related parties. During 2020, the Company received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc, a company controlled by the majority shareholder and former chairman of the board of directors of the Company. During 2019, the Company, received $60,000 in revenue for professional services rendered to a related Limited Liability Company whose managers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc.

Games Revenues – During the nine months ended September 30, 2020 and 2019, the Company received $4,000 and $44,000, respectively in revenue from games.

The Company intends to utilize cash on hand, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions and implementation of our business plans generally. The Company also plans to diversify, through acquisition or otherwise, in other unrelated business areas and is exploring opportunities to do so.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees for services. For the nine months ended September 30, 2020 the company had total labor and related expenses of $487,000 with $125,000 being settled in cash and $337,000 in accrued salaries and $25,000 being paid in restricted stock recorded at fair value. For the nine months ended September 30, 2019 the company had total labor and related expenses of $716,000 with $377,000 being settled in cash, $208,000 in accrued salaries and $131,000 being paid in restricted stock and vesting of options recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of the digital media operations.

The cost of rent decreased $22,000 from $110,000 for the nine months ended September 30, 2019 to $88,000 for the nine months ended September 30, 2020. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, is now May 31, 2021. In addition, the due date of certain other rent adjustments due April 8, 2020 was deferred.

Depreciation and amortization expenses decreased by approximately $5,000 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Depreciation and amortization expenses are attributable to depreciation of the $217,000 of property and equipment and amortization of gaming assets and capitalized licensing rights in service during respective periods.

Professional fees decreased $16,000 from $81,000 for the nine months ended September 30, 2019 to $65,000 for the nine months ended September 30, 2020. Professional fees during the nine months ended September 30, 2020 included $64,000 legal, accounting and other professional service needs and $1,000 for public relations. Professional fees during the nine months ended September 30, 2019 included $72,000 in legal, accounting and other professional service needs and $9,000 for public relations.

Research and development costs during the nine months ended September 30, 2020 were $0, compared to research and development costs of $34,000 during the nine months ended September 30, 2019. In addition, during the nine months ended September 2019, the Company received a credit for previously incurred development costs in the amount of $78,000.

Other general and administrative expenses decreased $65,000 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease can be attributed primarily to reductions in costs of insurance of $46,000, game operating costs of $11,000 and various other general and administrative cost reductions of $8,000.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $180,000 for the nine months ended September 30, 2020. The company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $183,000 for the nine months ended September 30, 2019. In addition, pursuant to an amended convertible note whereby the note holder agreed to waive any prior alleged or actual defaults under the note, the Company recorded a reversal of previously reported default interest and penalties of $49,000 during the nine months ended September 30, 2020 and $146,000 during the nine months ended September 30, 2019, with said reversals being reflected in total interest expense for the respective periods.

The Company sold certain office equipment for $8,000 which resulted in a gain on disposition of assets of $2,000 for the nine months ended September 30, 2020.

During September 2020 the Company recognized an impairment loss of $25,000 on gaming assets and recorded as a loss on write down of assets in the consolidated statement of operations for the nine months ended September 30, 2020.

The Company received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration during the for the nine months ended September 30, 2020.

The Company had unrealized gains on trading securities of $0 for the nine months ended September 30, 2020 compared to unrealized losses of $3,000 for the nine months ended September 30, 2019. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss from continuing operations for the nine months ended September 30, 2020 of $862,000. As of September 30, 2020, the Company had current assets of $25,000, which included cash and cash equivalents of $8,000, accounts receivable of $14,000, prepaid expenses of $2,000 and trading securities of $1,000.

During the nine months ended September 30, 2020, the Company has met its capital requirements through collection of revenues and accounts receivable, from the proceeds of SBA PPP note payable and SBA EIDL grant, and from the sale of certain office equipment.

The Company currently does not have sufficient cash and liquidity to meet its anticipated working capital for the next twelve months. However, on October 5, 2020, the Company issued a five-year $500,000 convertible note bearing interest at 8% per annum. The note is convertible at the holder’s request into the Company’s restricted common stock at the lesser of $0.25 or 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 20-trading day period immediately prior to the conversion date. On October 5, 2020 the Company deposited the $500,000. The noteholder was also granted detachable 5-year warrants to purchase 1,000,000 shares of the company’s restricted common stock at an exercise price of $0.25 per share. As part of the agreement, the Company will receive an additional $500,000 in exchange for the issuance of another 5-year 8% convertible note, with the same terms and issue another 1,000,000 warrants upon the filing of a registration statement covering the shares underlying the convertible notes and warrants.

In addition, the Company entered into a five-year Equity Line of Credit pursuant to an Equity Purchase Agreement dated September 30, 2020. Pursuant to the agreement, the investor agreed to invest up to $14,000,000 to purchase the Company’s Common Stock, par value $0.0001 per share. The purchase price of the common shares is the lesser of the Fixed price or Market price. The Fixed price is $0.50 per share in years 1 and 2, after the effectiveness of a registration statement, and $1.00 per share in years 3, 4 and 5 after the effectiveness of this registration statement. The Market price is 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 10-trading day period immediately prior to the conversion date.

The Company expects to avail itself of these funding opportunities to fund future development and expansion along with cash flows from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. If our sales goals for our products do not materialize as planned, we believe that the Company can reduce its operating and product development costs that would allow us to maintain sufficient cash levels to continue operations. However, if we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

The Company may also decide to expand and/or diversify, through acquisition or otherwise, in other related or unrelated business areas if opportunities present themselves.

Operating Activities - For the nine months ended September 30, 2020, the Company used cash in operating activities of $79,000. For the nine months ended September 30, 2019, the Company used cash in operating activities of $737,000. Operating activities consist of corporate overhead and development of our mobile games and applications. Decreases are due to a combination of increased revenues and decreases in operating expenses. See the above results of operations discussion for more details.

Investing Activities - During the nine months ended September 30, 2020, the Company purchased property and equipment for $5,000 and sold property and equipment for $8,000. The Company had no investing activities during the nine months ended September 30, 2019.

Financing Activities - During the nine months ended September 30, 2020, the Company borrowed $71,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program and received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration. Subsequent to September 30, 2020, the Company received $500,000 pursuant to a convertible note agreement entered into as of September 30, 2020 which funded on October 5, 2020.

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

As of September 30, 2020, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent directors and independent audit committee.

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company has until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). The $500,000 liability is reported as part of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 and was recorded as litigation settlement costs on the consolidated statements of operations on the Company’s form 10K for the year ended December 31, 2019.

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

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The $85,000 plus accrued interest and attorneys’ fees has been reported as part of accounts payable and accrued liabilities. The balance due as of September 30, 2020 and December 31, 2019 was approximately $94,000 and $90,000, respectively.

[2] In addition, an injunction was entered against the Company enjoined it from violating the antifraud, market manipulation, beneficial ownership reporting, and other provisions of the federal securities laws charged in the SEC’s complaint.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3	Amended Articles of Incorporation (1)
10.1	Securities Purchase Agreement dated September 30, 2020 (1)
10.2	Exhibit A to Securities Purchase Agreement, Convertible Promissory Note dated September 30, 2020(1)
10.3	Exhibit B to Securities Purchase Agreement, Stock Purchase Warrant dated September 30, 2020(1)
10.4	Exhibit C to Securities Purchase Agreement, Registration Rights Agreement dated September 30, 2020 **
10.5	Equity Purchase Agreement dated September 30, 2020(1)
10.6	Registration Rights Agreement dated September 30, 2020**
10.7	Stock Purchase Agreement for the acquisition of Applied MagiX dated October 20, 2020**
14	Code of Ethics (1)
21	Subsidiaries of the Company **
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2020

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

