Form 10-K
period 2020-12-31
SPYR, Inc.
filed 2021-03-31
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 33-20111

SPYR, INC.

(Exact Name of registrant as specified in its charter)

Nevada	75-2636283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8547 E. Arapahoe Rd STE J527
Greenwood Village, CO	80112
(Address of principal executive offices)	(Zip Code)

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

[ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,989,863 based on 99,797,263 non affiliate shares outstanding at $0.05 per share.

As of March 30, 2021, there were 214,537,631 shares of the Registrant's common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 553,710 common shares), par value $0.0001.

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

For the Fiscal Year Ended December 31, 2020

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

The primary focus of SPYR, Inc. (the “Company”) is to be a technology company that through its subsidiary, Applied Magix Inc. (discussed in more detail below), develops and resells Apple® ecosystem compatible products with an emphasis on the smart home market, while at the same time continuing to identify and target acquisitions, which will grow its footprint in the technology industry and expand the products it offers consumers, including companies developing artificial intelligence and smart-technology products.

The Company has the following wholly owned subsidiaries:

•	Applied Magix a Nevada corporation (“Applied Magix”);
•	SPYR APPS, LLC a Nevada Limited Liability Company;
•	E.A.J.: PHL, Airport Inc. a Pennsylvania corporation; and
•	Branded Foods Concepts, Inc. a Nevada corporation.

Applied Magix

On October 20, 2020, we entered into a stock purchase agreement with Dr. Harald Zink and Richard Kelly Clark, sole shareholders of Applied Magix, a Nevada corporation, pursuant to which we acquired all of the issued and outstanding shares of Applied Magix.

Through our wholly owned subsidiary Applied Magix we are a registered Apple® developer, and reseller of Apple ecosystem compatible products and accessories with an emphasis on the smart home market. As such, we are in the global “Internet of Things” (IoT) market, and more specifically, the segment of the market related to the development, manufacture and sale of devices and accessories specifically built on Apple’s HomeKit® framework. These products work within the Apple® HomeKit® ecosystem and are exclusive to the Apple market and its consumers. Apple® HomeKit® is a system that lets users control smart home devices, so long as they are compatible with the HomeKit® ecosystem, giving users control over smart thermostat, lights, locks and more in multiple rooms, creating comfortable environments and remote control of other connected devices.

Apple® HomeKit® app for iOS lets users securely control, organize and manage any smart home devices labeled as a "Works with Apple HomeKit” accessory. In the app, users can organize accessories by room, manage multiple accessories at the same time, control a home with Siri, and more.

SPYR APPS, LLC

On March 24, 2015, the Company organized its wholly owned subsidiary SPYR APPS®, LLC, a Nevada Limited Liability Company, to engage in the development and publication of electronic games that are downloaded for free by users of mobile devices such as cellular telephones and tablets, including those using Apple’s iOS and Google’s Android mobile operating systems.

Historically, through our wholly owned subsidiary, SPYR APPS®, LLC, we engaged in the development, publication and co-publication of mobile electronic games, seeking to generate revenue through those games by way of advertising and in-app purchases. Contracting with a third-party developer, we released three games: “Plucky,” “Plucky Rush” and Rune Guardian in April, May and December 2015, respectively. Also, in 2015, we entered into a publishing and marketing agreement with Spectacle Games Publishing, for its “Massively Multiplayer Online Role Playing Game,” “Pocket Starships.” In 2016 we obtained an exclusive option to purchase all assets pertaining to Pocket Starships and on October 23, 2017, we restructured and exercised the option by entering into a definitive agreement pursuant to which we acquired all of the game related assets of Pocket Starships. As a result, we acquired rights to retain 100% of the revenue generated from the game and owned outright all of the assets related to the game. The acquisition included, among other assets, all Pocket Starships related intellectual property, the userbase, artwork, software, internet domains, game store accounts (such as App Store, Play Store, Amazon, and Facebook Gameroom), web portal accounts (Facebook, VK.com, Kongregate, etc.) and internet domains (www.pocketstarships.com). In 2017 we signed an agreement with CBS Consumer Products to incorporate Start Trek intellectual property into Pocket Starships. Also, in 2017, we entered into an agreement with Reset Studios, LLC for the development of two new idle tapper games, the first of which was Steven Universe: Tap Together. As of December 31, 2019, the Cartoon Network license for the Steven Universe IP was terminated and the game was removed from the stores. As of December 31, 2020, all of our games have been removed from the game stores. Pursuant to current accounting guidelines, the assets and liabilities of SPYR APPS LLC as well as the results of its operations are presented in these financial statements as discontinued operations.

E.A.J.: PHL, Airport Inc.

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we owned and operated the restaurant “Eat at Joe’s®,” which was located in the Philadelphia International Airport since 1997. Our lease in the Philadelphia Airport expired in April 2017. Concurrent with expiration of the lease the restaurant closed. Pursuant to current accounting guidelines, the assets and liabilities of E.A.J.: PHL, Airport Inc. as well as the results of its operations are presented in these financial statements as discontinued operations.

Operating Losses

The Company has incurred net losses from operations of $3,057,000 and $1,965,000 for the years ended December 31, 2020 and 2019, respectively. Such operating losses reflect developmental and other administrative costs for 2020 and 2019. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations.

Future Capital Needs and Uncertainty of Additional Funding

Revenues are not yet sufficient to support the Company’s operating expenses and are not expected to reach such levels until the Company completes its expansion plans in manufacturing, marketing and sales of Apple® HomeKit® products.

Our Business and Strategy

Our primary business operation is focused on the development of our wholly owned subsidiary Applied Magix Inc., a registered Apple® developer, and reseller of Apple® ecosystem compatible products and accessories with an emphasis on the smart home market. As such, we are in the global “Internet of Things” (IoT) market, and more specifically, the segment of the market related to the development, manufacture and sale of devices and accessories specifically built on Apple’s HomeKit® framework. These products work within the Apple® HomeKit® ecosystem and are exclusive to the Apple market and its consumers. Apple® HomeKit® is a system that lets users control smart home devices, so long as they're compatible with the HomeKit® ecosystem, giving users control over smart thermostat, lights, locks and more in multiple rooms, creating comfortable environments and remote control of other connected devices. Our strategy is two-fold. First, we intend to resell, under our Applied Magix brand, a variety of chargers, cables, cords, charging docks, cases, cameras, adaptors and other accessories used in the Apple® ecosystem in various internet marketplaces. Secondly, we are developing an Applied Magix branded hardware device for use with the Apple HomeKit® framework, that will allow users to program and securely control and manage multiple smart home devices labeled as a "Works with Apple HomeKit” accessory through the Apple® HomeKit® app for iOS. To date, our strategy is in the development stage. We have yet to begin sales efforts for our branded Apple® ecosystem compatible products and accessories, and our Apple HomeKit® hardware device is in development.

We will also continue to identify and target acquisitions, which will grow our footprint in the technology industry and expand the products we offer consumers, including companies developing artificial intelligence and smart-technology products.

The Company intends to utilize cash on hand, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and product development costs and implementation of our business plans generally. The Company also seeks to diversify, through acquisition or otherwise, in other related and/or unrelated business areas and is exploring opportunities to do so.

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

Competition

The Apple® HomeKit® market is highly competitive and rapidly changing. Our ability to compete depends upon many factors within and outside our control, including the timely development and introduction of the Apple® HomeKit® products we market and sell, along with the related enhancements, functionality, performance, reliability, customer service and support and marketing efforts. We expect additional competition from other emerging companies. Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources that will compete for available Apple® HomeKit® products and development. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the Apple® HomeKit® market. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Employees

As of the date of this filing, the Company had 6 employees, none of whom is represented by a labor union.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

Our Offices

All administrative activities of the Company are conducted remotely given the COVID-19 pandemic. Our mailing address is 8547 E. Arapahoe Rd., #J527, Greenwood Village, CO 80112.

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

Our plan is to allow the above described lease to expire and continue to operate remotely until such time as we determined formal office space is needed. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company has until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). The $500,000 liability is reported as part of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets as of December 31, 2020 and December 31, 2019 and was recorded as litigation settlement costs on the consolidated statements of operations on the Company’s for the year ended December 31, 2019.

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

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The balance due as of December 31, 2020 and December 31, 2019 was approximately $95,000 and $90,000, respectively, which includes accrued interest and attorneys’ fees, has been reported as part of current liabilities of discontinued operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

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

	High	Low
2020
First Quarter	$0.03	$0.01
Second Quarter	$0.07	$0.01
Third Quarter	$0.19	$0.04
Fourth Quarter	$0.22	$0.07
2019
First Quarter	$0.32	$0.05
Second Quarter	$0.39	$0.05
Third Quarter	$0.10	$0.04
Fourth Quarter	$0.06	$0.01

Dividends

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Approximate Number of Equity Security Holders

As of March 30, 2021, there were 148 direct holders of record of our Common Stock. Because shares of the Company’s Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is substantially larger than the number of stockholders of record.

The number of shareholders of record of the Company’s Common Stock as of March 30, 2021 was approximately 1,626.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-K that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2020, and we undertake no duty to update this information.

Plan of Operations

SPYR®, Inc. acts as a holding company to develop a portfolio of profitable subsidiaries, not limited by any particular industry or business.

With our October 20, 2020, acquisition of Applied Magix, a Nevada corporation (“Applied Magix”), our business model changed to focus on the development of our wholly owned subsidiary Applied Magix Inc., a registered Apple® developer, and reseller of Apple® ecosystem compatible products and accessories with an emphasis on the smart home market. As such, we are in the global “Internet of Things” (IoT) market, and more specifically, the segment of the market related to the development, manufacture and sale of devices and accessories specifically built on Apple’s HomeKit® framework. These products work within the Apple® HomeKit® ecosystem and are exclusive to the Apple market and its consumers. Apple® HomeKit® is a system that lets users control smart home devices, so long as they're compatible with the HomeKit® ecosystem, giving users control over smart thermostat, lights, locks and more in multiple rooms, creating comfortable environments and remote control of other connected devices. Our strategy is two-fold. First, we intend to resell, under our Applied Magix brand, a variety of chargers, cables, cords, charging docks, cases, cameras, adaptors and other accessories used in the Apple® ecosystem in various internet marketplaces. Secondly, we are developing an Applied Magix branded hardware device for use with the Apple HomeKit® framework, that will allow users to program and securely control and manage multiple smart home devices labeled as a "Works with Apple HomeKit” accessory through the Apple® HomeKit® app for iOS. To date, our strategy is in the development stage. We have yet to begin sales efforts for our branded Apple® ecosystem compatible products and accessories, and our Apple HomeKit® hardware device is in development.

We will also continue to identify and target acquisitions, which will grow our footprint in the technology industry and expand the products we offer consumers, including companies developing artificial intelligence and smart-technology products.

The Company intends to utilize cash on hand, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and implementation of our Applied Magix business plans generally. The Company also seeks to diversify, through acquisition or otherwise, in other related and/or unrelated business areas and is exploring opportunities to do so.

Comparison of 2020 To 2019

The consolidated results of continuing operations are as follows:

	Applied Magix	Corporate	Consolidated

For the Years Ended December 31 2020
Revenues	$—	$—	$—
Related party service revenues	—	185,000	185,000
Labor and related expenses	(945,000)	(1,085,000)	(2,030,000)
Rent	—	(113,000)	(113,000)
Depreciation and amortization	(2,000)	(36,000)	(38,000)
Professional fees	(6,000)	(95,000)	(101,000)
Research and development	(14,000)	—	(14,000)
Other general and administrative	(30,000)	(180,000)	(210,000)
Operating loss	(997,000)	(1,324,000)	(2,321,000)

Interest Expense	—	(247,000)	(247,000)
Loss on disposition of assets	—	(11,000)	(11,000)
Bargain purchase gain on acquisition of subsidiary	—	11,000	11,000
SBA EIDL grant	—	3,000	3,000
Loss on issuance of long-term convertible notes payable	—	(514,000)	(514,000)
Change in Value of derivative liability	—	132,000	132,000
Other expense	—	(626,000)	(626,000)
Loss from continuing operations	$(997,000)	$(1,950,000)	$(2,947,000)

	Applied Magix	Corporate	Consolidated
For the Years Ended December 31 2019
Revenues	$—	$—	$—
Related party service revenues	—	302,000	302,000
Labor and related expenses	—	(724,000)	(724,000)
Rent	—	(145,000)	(145,000)
Depreciation and amortization	—	(37,000)	(37,000)
Professional fees	—	(95,000)	(95,000)
Other general and administrative	—	(270,000)	(270,000)
Operating loss	—	(969,000)	(969,000)

Interest Expense	—	(247,000)	(247,000)
Litigation settlement costs	—	(500,000)	(500,000)
Unrealized loss on trading securities	—	(3,000)	(3,000)
Other expense	—	(750,000)	(750,000)
Loss from continuing operations	$—	$(1,719,000)	$(1,719,000)

Results of Operations

For the year ended December 31, 2020 the Company had a loss from continuing operations of $2,947,000 compared to a loss from continuing operations of $1,719,000 for the year ended December 31, 2019. This change is due primarily to increases in labor and related expenses of $1,306,000, depreciation and amortization of $1,000, professional fees of $6,000, research and development of $14,000 and decreases in revenues of $117,000, rent of $32,000 and other general and administrative costs of $60,000 during the year ended December 31, 2020 compared to the year ended December 31, 2019. The Company also had increases in other expenses of $123,000.

More detailed explanation of the year ended December 31, 2020 and 2019 changes are included in the following discussions.

Total Revenues - For the years ended December 31, 2020 and 2019, the Company had total revenue of $185,000 and $302,000, respectively, for a decrease of $117,000. During the year ended December 31, 2020 the Company received $185,000 in revenue for professional services rendered to related parties, all of which was received during the period from January 1, 2020 through March 31, 2020. During the year ended December 31, 2019 the Company received $302,000 in revenue for professional services rendered to related parties. Since March 31, 2020, the Company has not and does not anticipate that it will provide any further professional services to related parties. Our current business is focused on the development of our wholly owned subsidiary, Applied Magix.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the year ended December 31, 2020 the company had total labor and related expenses of $2,030,000 with $302,000 being settled in cash, $393,000 in accrued salaries and $1,335,000 being paid in restricted common stock and options recorded at fair value. For the year ended December 31, 2019 the company had total labor and related expenses of $724,000 with $289,000 being settled in cash, $292,000 in accrued salaries and $143,000 being paid in restricted stock recorded at fair value. The cost of labor is expected to increase in conjunction with the expansion of operations.

The cost of rent decreased $32,000 from $145,000 for the year ended December 31, 2019 to $113,000 for the year ended December 31, 2020. The Company leases approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015. Under the lease, the Company pays annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, is now May 31, 2021.

Depreciation and amortization expenses increased by $1,000 for the year ended December 31, 2020 compared to the year ended December 31, 2019. Depreciation and amortization expenses are attributable to depreciation of the property and equipment and amortization of intangible assets in service during respective periods. We expect depreciation and amortization expenses to increase in 2021 commensurate with the acquisition of additional property, equipment and intangible assets in connection with our planned Applied Magix business operations.

Professional fees increased $6,000 from $95,000 for the year ended December 31, 2019 to $101,000 for the year ended December 31, 2020. Professional fees during 2020 included $92,000 in legal, accounting and other professional service needs, $6,000 in consulting services related to our Applied Magix operations, and $3,000 for public relations. Professional fees during 2019 included $85,000 in legal, accounting and other professional service needs, $10,000 for public relations.

Research and development costs during the year ended December 31, 2020 included $14,000 in connection with the research and testing of products for our Applied Magix operations, compared to $0 during the year ended December 31, 2019.

Other general and administrative expenses decreased $60,000 for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease can be attributed primarily to reductions in insurance costs of $66,000 and various other general and administrative cost reductions of $24,000 offset by increases in other general and administrative costs associated with our Applied Magix operations of $30,000.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $247,000 for the year ended December 31, 2020. The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $247,000 for the year ended December 31, 2019.

The Company sold certain office equipment for $9,000 which resulted in a loss on disposition of assets of $11,000 for the year ended December 31, 2020. The Company did not have a corresponding loss for the year ended December 31, 2019.

The Company recognized a gain on the acquisition of its wholly owned subsidiary Applied Magix of $11,000 for the year ended December 31, 2020. The Company did not have a corresponding gain for the year ended December 31, 2019.

The Company received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration during the for the year ended December 31, 2020. The Company did not have a corresponding grant for the year ended December 31, 2019.

The Company recognized a loss on the issuance of long-term convertible notes payable in the amount of $514,000 for the year ended December 31, 2020. The Company did not have a corresponding loss for the year ended December 31, 2019.

The Company recognized a gain on the change in value of a derivative liability related to its long-term convertible notes payable in the amount of $132,000 for the year ended December 31, 2020. The Company did not have a corresponding loss for the year ended December 31, 2019.

During the year ended December 31, 2019, the Company accrued $500.000 in connection with litigation and legal settlement liabilities. The $500,000 liability is reported as part of accounts payable and accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2020 and December 31, 2019 and was recorded as litigation settlement costs on the Company’s consolidated statements of operations for the year ended December 31, 2019.

The Company had unrealized losses on trading securities of $0 for the year ended December 31, 2020 compared to unrealized losses of $3,000 for the year ended December 31, 2019. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

As of December 31, 2020, the Company had deferred tax assets arising from net operating loss carry-forwards, capital loss carry-overs, unrealized losses on trading securities, and deductible temporary differences of approximately $25,100,000 compared to $25,500,000 as of December 31, 2019. During the year ended December 31, 2020, the Company increased its net operating loss carry-forwards by approximately $1,200,000, had capital losses carry-forwards of approximately $2,200,000 expire and increased its other deductible temporary differences by approximately $600,000. Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $5,280,000 against these potential future tax benefits. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

Discontinued Operations

Through our wholly owned subsidiary, SPYR APPS®, LLC, during the year ended December 31, 2015 through December 31, 2020, we engaged in the development, publication and co-publication of mobile electronic games, seeking to generate revenue through those games by way of advertising and in-app purchases. During October, 2020 the Company changed its focus away from this line of business. As of December 31, 2020, all of our games have been removed from the game stores. Pursuant to current accounting guidelines, the assets and liabilities of SPYR APPS LLC as well as the results of its operations are presented in these financial statements as discontinued operations.

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we owned and operated the restaurant “Eat at Joe’s®,” which was located in the Philadelphia International Airport since 1997. Our lease in the Philadelphia Airport expired in April 2017. Concurrent with expiration of the lease the restaurant closed. Pursuant to current accounting guidelines, the assets and liabilities of EAJ as well as the results of its operations are presented in the accompanying financial statements as discontinued operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss for the year ended December 31, 2020 of $3,057,000 and utilized cash in operations of $521,000. As of December 31, 2020, the Company had current assets of $577,000, which included cash and cash equivalents of $510,000, other receivables of $4,000, prepaid expenses of $49,000, trading securities of $1,000, and current assets of discontinued operations of $13,000.

During the year ended December 31, 2020 the Company met its capital requirements through a combination of collection of receivables, proceeds from long-term convertible notes payable, proceeds of SBA PPP note payable and SBA EIDL grant, and through the use of existing cash reserves.

The Company also entered into an Equity Line of Credit pursuant to an Equity Purchase Agreement with Brown Stone Capital, LP, dated September 30, 2020. Pursuant to the Equity Purchase Agreement, Brown Stone agreed to invest up to $14,000,000 to purchase the Company’s Common Stock, par value $0.0001 per share. The purchase price of the common shares is the lesser of the Fixed price or Market price. The Fixed price is $0.50 per share in years 1 and 2, after the effectiveness of a registration statement, and $1.00 per share in years 3, 4 and 5 after the effectiveness of a registration statement covering the underlying shares. The Market price is 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 10 trading day period immediately prior to the conversion date. In addition, the Company and Brown Stone entered into a Registration Rights Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Brown Stone’s investment pursuant to the Equity Purchase Agreement. The Equity Purchase Agreement terminates five years after the Effective Date or conditioned upon the following events: (i) when Brown Stone has purchased the maximum purchase amount; or (ii) in the event a voluntary or involuntary bankruptcy petition is filed concerning the Company; or, (iii) if a Custodian is appointed for the Company or if the Company makes a general assignment for all or substantially all of its property for the benefit of its creditors.

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

Operating Activities - For the year ended December 31, 2020 and 2019, the Company used cash for operating activities of $521,000 and $763,000, respectively. Operating activities consist of corporate overhead and development of Applied Magix products. Decreases are due to decreases in cash-paid operating expenses. See the above results of operations discussion for more details.

Investing Activities – During the year ended December 31, 2020, the Company purchased property and equipment for $15,000 and sold property and equipment for $9,000. The Company had no investing activities during the year ended December 31, 2019.

Financing Activities – During the year ended December 31, 2020, the Company borrowed $1,000,000 pursuant to long-term convertible notes payable from a third-party lender, $71,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program and received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration. In addition, the Company paid $47,000 in settlement of a short-term convertible note payable to a third-party lender. During the year ended December 31, 2019, the Company borrowed $749,000 from related party short-term advances.

Government Regulations - The Company is subject to all pertinent federal, state, local and international laws governing its business. Each subsidiary is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions, overtime and other credits.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company's only derivative financial instruments were embedded conversion features associated with long-term convertible notes payable which contain certain provisions that allow for a variable number of shares on conversion.

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

Certified Public Accountants (a professional corporation)

1221 West Mineral Ave, Ste. 202 Littleton, Colorado 80120-4544 (303) 734-4800 Fax (303) 795-3356

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SPYR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SPYR, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recognized recurring losses, negative cash flows from operations, and currently has minimal revenue producing activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Complex Financing Transactions

Description of the Matter:

As discussed in Note 8 to the consolidated financial statements, the Company’s financing transactions include convertible notes which are convertible into a variable number of shares. As a result, the conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Derivative accounting is complex and involves judgement and estimations.

How We Addressed the Matter in Our Audit:

We reviewed the underlying convertible note agreements, evaluated management’s selection of a valuation method, tested the inputs used in the Black-Scholes calculation by agreeing terms of the debt agreements and market information to third-party sites, and recalculated the derivative liability. We also reviewed the Company’s debt agreements to determine if there were unidentified derivatives.

Haynie & Company Salt Lake City, Utah March 31, 2021

We have served as the Company’s auditor since 2018.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$510,000	$10,000
Receivable from related parties	—	50,000
Other receivables	4,000	—
Prepaid expenses	49,000	15,000
Trading securities, at market value	1,000	1,000
Current assets of discontinued operations	13,000	27,000
Total Current Assets	577,000	103,000

Property and equipment, net	31,000	59,000
Intangible assets, net	3,000	6,000
Operating lease right-of-use asset	28,000	80,000
Other assets	13,000	13,000
Non-current assets of discontinued operations	75,000	100,000
TOTAL ASSETS	$727,000	$361,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$1,561,000	$1,141,000
Related party short-term advances	1,184,000	1,115,000
Related party line of credit	1,204,000	1,134,000
Short-term convertible notes payable, net	—	550,000
SBA PPP Note Payable, current portion	51,000	—
Operating lease liability - current portion	54,000	92,000
Current liabilities of discontinued operations	767,000	715,000
Total Current Liabilities	4,821,000	4,747,000

SBA PPP Note Payable	20,000	—
Long-term convertible notes payable, net	64,000	—
Derivative liability	1,382,000	—
Total Liabilities	6,287,000	4,747,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding as of
December 31, 2020 and December 31, 2019	11	11
20,000 Class E shares issued and outstanding as of
December 31, 2020 and December 31, 2019	2	2
Common stock, $0.0001 par value, 750,000,000 shares authorized
210,137,631 and 200,880,131 shares issued and outstanding as of
December 31, 2020 and December 31, 2019	21,014	20,088
Additional paid-in capital	55,391,973	53,509,899
Accumulated deficit	(60,973,000)	(57,916,000)
Total Stockholders’ Equity (Deficit)	(5,560,000)	(4,386,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$727,000	$361,000

The accompanying notes are an integral part of these consolidated financial statements.
17

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Related party service revenues	$185,000	$302,000
Gross Margin	185,000	302,000

Expenses
Labor and related expenses	2,030,000	724,000
Rent	113,000	145,000
Depreciation and amortization	38,000	37,000
Professional fees	101,000	95,000
Research and development	14,000	—
Other general and administrative	210,000	270,000
Total Operating Expenses	2,506,000	1,271,000
Operating Loss	(2,321,000)	(969,000)

Other Income (Expense)
Interest Expense	(247,000)	(247,000)
Loss on disposition of assets	(11,000)	—
Bargain purchase gain on acquisition of subsidiary	11,000	—
SBA EIDL grant	3,000	—
Loss on issuance of long-term convertible notes payable	(514,000)	—
Change in value of derivative liability	132,000	—
Litigation settlement costs	—	(500,000)
Unrealized loss on trading securities	—	(3,000)
Total Other Expense	(626,000)	(750,000)

Loss from continuing operations	(2,947,000)	(1,719,000)
Loss from discontinued operations	(110,000)	(246,000)
Net Loss	$(3,057,000)	$(1,965,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.01)	$(0.01)

Loss from discontinued operations
Basic and Diluted earnings per share	$(0.00)	$(0.00)

Net Loss
Basic and Diluted earnings per share	$(0.01)	$(0.01)

Weighted Average Common Shares
Basic and Diluted	203,839,473	199,910,816

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2020 and December 31, 2019

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	107,636	$11	20,000	$2	198,305,131	$19,830	$53,265,157	$(55,951,000)	$(2,666,000)
Fair value of common stock issued for employee compensation	—	—	—	—	1,550,000	155	142,845	—	143,000
Fair value of common stock and warrants issued for services	—	—	—	—	25,000	3	1,997	—	2,000
Fair value of common stock issued for conversion of notes payable	—	—	—	—	1,000,000	100	99,900	—	100,000
Net loss	—	—	—	—	—	—	—	(1,965,000)	(1,965,000)
Balance at December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	$53,509,899	$(57,916,000)	$(4,386,000)

Fair value of common stock and options issued for employee and director compensation	—	—	—	—	5,850,000	585	1,334,415	—	1,335,000
Fair value of common stock and warrants issued for conversion of notes payable	—	—	—	—	3,407,500	341	547,659	—	548,000
Net loss	—	—	—	—	—	—	—	(3,057,000)	(3,057,000)
Balance at December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$55,391,973	$(60,973,000)	$(5,560,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(3,057,000)	$(1,965,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	110,000	246,000
Depreciation and amortization	38,000	37,000
Common stock issued for employee compensation	1,335,000	143,000
Amortization of debt discounts on convertible notes payable	50,000	62,000
Loss on disposition of assets	11,000	—
Bargain purchase gain on acquisition of subsidiary	(11,000)	—
SBA EIDL grant	(3,000)	—
Loss on issuance of long-term convertible notes payable	514,000	—
Change in Value of derivative liability	(132,000)	—
Unrealized loss on trading securities	—	3,000
Changes in operating assets and liabilities:
(Increase) Decrease in receivable from related parties	50,000	(48,000)
Increase in other receivables	(4,000)	—
(Increase) Decrease in prepaid expenses	(34,000)	6,000
(Increase) Decrease in operating lease right-of-use asset	14,000	(9,000)
Increase in other assets	—	(7,000)
Increase in accounts payable and accrued liabilities	420,000	719,000
Increase in accrued interest on short-term advances - related party	69,000	46,000
Increase in accrued interest on line of credit - related party	70,000	66,000
Increase in accrued interest and liquidated damages on convertible notes	59,000	156,000
Net cash used in operating activities from continuing operations	(501,000)	(545,000)
Net cash used in operating activities from discontinued operations	(20,000)	(218,000)
Net Cash Used in Operating Activities	(521,000)	(763,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(15,000)	—
Sale of property and equipment	9,000	—
Net Cash Used in Investing Activities	(6,000)	—

Cash Flows From Financing Activities:
Proceeds from short-term advances - related party	—	749,000
Proceeds from long-term convertible notes	1,000,000	—
Proceeds from SBA EIDL grant	3,000	—
Proceeds from SBA PPP note payable	71,000	—
Payments on short-term convertible notes payable	(47,000)
Net Cash Provided by Financing Activities	1,027,000	749,000

Net increase (decrease) in Cash	500,000	(14,000)
Cash and cash equivalents at beginning of period	10,000	24,000
Cash and cash equivalents at end of period	$510,000	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$1,000	$4,000
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Debt discounts on long-term convertible notes payable	$1,000,000	$—
Warrants issued for debt settlement	$96,000	$—
Common stock issued for debt conversion	$452,000	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

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

Through our wholly owned subsidiary Applied Magix we are a registered Apple® developer, and reseller of Apple ecosystem compatible products and accessories with an emphasis on the smart home market. As such, we are in the global “Internet of Things” (IoT) market, and more specifically, the segment of the market related to the development, manufacture and sale of devices and accessories specifically built on Apple’s HomeKit® framework. These products work within the Apple® HomeKit® ecosystem and are exclusive to the Apple market and its consumers. Apple® HomeKit® is a system that lets users control smart home devices, so long as they are compatible with the HomeKit® ecosystem, giving users control over smart thermostat, lights, locks and more in multiple rooms, creating comfortable environments and remote control of other connected devices.

Through our wholly owned subsidiary, SPYR APPS®, LLC, during the year ended December 31, 2015 through December 31, 2020, we engaged in the development, publication and co-publication of mobile electronic games, seeking to generate revenue through those games by way of advertising and in-app purchases. During October, 2020 the Company changed its focus away from this line of business. As of December 31, 2020, all of our games have been removed from the game stores. Pursuant to current accounting guidelines, the assets and liabilities of SPYR APPS LLC as well as the results of its operations are presented in these financial statements as discontinued operations.

Through our other wholly owned subsidiary, E.A.J.: PHL Airport, Inc., we owned and operated the restaurant “Eat at Joe’s®,” which was located in the Philadelphia International Airport since 1997. Our lease in the Philadelphia Airport expired in April 2017. Concurrent with expiration of the lease the restaurant closed. Pursuant to current accounting guidelines, the assets and liabilities of EAJ as well as the results of its operations are presented in these financial statements as discontinued operations.

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, Applied Magix, a Nevada corporation, SPYR APPS, LLC, a Nevada Limited Liability Company (discontinued operations, see Note 12), E.A.J.: PHL, Airport Inc., a Pennsylvania corporation (discontinued operations, see Note 12), and Branded Foods Concepts, Inc., a Nevada corporation. Intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made in the 2019 financial statements to conform with the 2020 presentation related to the discontinued operations of SPYR APPS, LLC. See Note 12 Discontinued Operations for additional information.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

As shown in the accompanying financial statements, for the year ended December 31, 2020, the Company recorded a net loss of $3,057,000 and utilized cash in operations of $521,000. As of December 31, 2020, our cash balance was $510,000, other receivables of $4,000 we had trading securities valued at $1,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to utilize cash on hand, shareholder loans and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities to conduct its ongoing business, and to also conduct strategic business development, marketing analysis, due diligence investigations into possible acquisitions, and implementation of our Applied Magix business plans generally. The Company also plans to diversify, through acquisition or otherwise, in other unrelated business areas and is exploring opportunities to do so.

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

The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2021. However, management cannot make any assurances that such financing will be secured.

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

The basic and fully diluted shares for the year ended December 31, 2020 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,200,480, Options – 5,799,900 and Warrants – 11,100,000) would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2020.

The basic and fully diluted shares for the year ended December 31, 2019 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 5,096,840, Options – 9,299,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2019.

Product Research and Development Costs

Costs incurred for product research and development are expensed as incurred. During the years ended December 31, 2020 and 2019, the Company incurred $14,000 and $0 in product development costs paid to independent third parties.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

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

YEARS ENDING DECEMBER 31, 2020 AND 2019

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

Furniture and fixtures	5-10 years
Equipment	5-7 years
Computer equipment	3 years
Vehicles	5-10 years
Leasehold improvements	5-6 years

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

During the year ended December 31, 2020, the Company recorded amortization expense of $3,000. As of December 31, 2020, total intangible assets amounted to $20,000 which consist of website development costs. There were no indications of impairment based on management’s assessment of these assets as of December 31, 2020. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record impairment to our intangible assets.

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

YEARS ENDING DECEMBER 31, 2020 AND 2019

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2020, the Company's only derivative financial instruments were embedded conversion features associated with long-term convertible notes payable which contain certain provisions that allow for a variable number of shares on conversion.

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

YEARS ENDING DECEMBER 31, 2020 AND 2019

Advertising Costs

Advertising, marketing and promotional costs are expensed as incurred and included in general and administrative expenses.

Advertising, marketing and promotional expense was $8,000 and $0 for the years ended December 31, 2020, and 2019, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations.

Litigation Settlement Costs

Material litigation settlement costs expected to be incurred in connection with loss contingencies are estimated and included in “Accounts payable and accrued liabilities” and reported as “Litigation settlement costs”.

Leases

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 on January 1, 2019. See Note 9 “Operating Leases” for additional required disclosures.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the effective date of this ASU was deferred until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of determining the potential impact of adopting this guidance on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - TRADING SECURITIES

Investments in securities are summarized as follows:

Year	Fair Value at Beginning of Year	Purchases	Proceeds from Sale	Loss on Sale	Contributed Capital	Unrealized Loss	Fair Value at December 31,
2020	$1,000	$—	$—	$—	$—	$—	$1,000
2019	$4,000	$—	$—	$—	$—	$(3,000)	$1,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 1,000	$ 1,000	$ -	$ -
Money market funds	1,000	1,000	-	-
Total	$ 2,000	$ 2,000	$ -	$ -

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active	Other	Unobservable
	Fair Value at	Markets	Observable Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Trading securities	$ 1,000	$ 1,000	$ -	$ -
Money market funds	1,000	1,000	-	-
Total	$ 2,000	$ 2,000	$ -	$ -

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019

Equipment	$22,000	$28,000
Furniture & fixtures	33,000	112,000
Vehicles	10,000	—
Leasehold improvements	—	107,000
	65,000	247,000
Less: accumulated depreciation	(34,000)	(188,000)
Property and Equipment, Net	$31,000	$59,000

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $38,000 and $37,000, respectively.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. which is controlled by the Company’s former chairman of the board. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS®, LLC. The loan was fully drawn as of February 2018, at which time the Company had borrowed $1,000,000 and accrued interest of approximately $16,000. Repayment on the loan is due December 31, 2021. As of December 31, 2020, the Company has borrowed $1,000,000 and accrued interest of approximately $204,000.

During 2018 and 2019, the Company has received an additional $1,062,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The last advance occurred on September 30, 2019, at which time the Company had borrowed $1,062,000. No further advances are expected from Berkshire Capital Management Co., Inc. The Company has accrued interest on these short-term advances at 6% per annum. The short-term advances are due upon demand. As of December 31, 2020, the Company has borrowed $1,062,000 and accrued interest of approximately $122,000.

During the year ended December 31, 2019, the Company, received $70,000 in revenue for professional services rendered to a related Limited Liability Company whose managers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. During the year ended December 31, 2020, no professional services were rendered to this Limited Liability Company and no revenue was received therefrom.

During the year ended December 31, 2019, the Company, received $232,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc. During the period from January 1 through March 31, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc. During the period April 1, 2020 through December 31, 2020, no professional services were rendered to Berkshire Capital Management Co., Inc. and no revenue was received therefrom.

NOTE 5 - INCOME TAXES

The Company did not provide for any Federal and State income tax for the years ended December 31, 2020 and 2019 due to the Company’s net losses.

A reconciliation of the provision for income taxes computed using the US statutory federal income tax rate is as follows:

	December 31,
	2020	2019
Tax provision at US statutory federal income tax rate	$96,000	$(371,000)
State income tax, net of federal benefit	—	—
Change in valuation allowances	(96,000)	371,000
Provision for Income Taxes	$—	$—

The significant components of the Company’s deferred tax assets were:

	December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carry forward	$4,969,000	$4,722,000
Capital loss carry over	163,000	630,000
Accrued expenses	151,000	39,000
Depreciation and other	(3,000)	(15,000)
	5,280,000	5,376,000
Less valuation allowance	(5,280,000)	(5,376,000)
Net Deferred Tax Asset	$—	$—
29

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

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

As of December 31, 2020, the Company recorded a valuation allowance of $5,280,000 for its deferred tax assets. The Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2020 and 2019, the Company does not have a liability for unrecognized tax benefits.

The Company’s net operating loss carry forward for income tax purposes as of December 31, 2020 was approximately $23,600,000, of which $18,300,000 and may be offset against future taxable income through 2037 and $5,300,000 can be carried forward indefinitely. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

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

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is generally no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2017. However, as of December 31, 2020, the years subsequent to 2016 remain open and could be subject to examination by tax authorities including the U.S. Internal Revenue Service and major state and local tax jurisdictions in the United States.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “General and administrative expenses.”

As of December 31, 2020, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties, nor did the Company recognize any interest or penalties expense related to unrecognized tax benefits during the years ended December 31, 2020 or 2019.

NOTE 6 – SMALL BUSINESS ADMINISTRATION DEBT

On May 12, 2020 the Company received a Paycheck Protection Program loan from the U.S. Small Business Administration in the approximate amount of $71,000. The loan agreement provides for six months principal and interest deferral. The interest rate is 1%. Under the terms of the loan, up to 100% of the loan may be forgiven conditioned upon meeting certain requirements for the use of funds. Any amount not forgiven must be repaid in eighteen monthly consecutive principal and interest payments. As of December 31, 2020, the balance due on this note was approximately $71,000.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

NOTE 7 – CONVERTIBLE NOTES

On April 20, 2018, (modified May 22, 2018) the Company issued a $165,000 (originally $158,000) convertible note with original issue discount (OID) of $15,000 and bearing interest at 8% per annum. The amended maturity date of the note was June 1, 2019 and was convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued at $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 116,000 shares of the company’s restricted common stock valued at $34,000 based upon the closing price of the Company stock on the date of the modified agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to June 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. On August 25, 2020 the holder converted $101,500 of the outstanding principal balance into common shares of the Company at a conversion price of $0.20 per share for a total of 507,500 shares. On September 30, 2020, the Company amended the note to provide for a conversion of $150,000 of the outstanding principal and interest due into common shares of the Company at a conversion price of $0.125 per share for a total of 1,200,000 shares, and amend the warrants by adjusting the exercise price to $0.25 per share. The Company accrued approximately $120,000 in interest, liquidated damages and debt settlement costs for this note through October 22, 2020. On October 22, 2020, the Company completed the issuance of the 1,200,000 shares and the note was considered paid in full.

On May 22, 2018, the Company issued a $275,000 convertible note with original issue discount (OID) of $25,000 and bearing a one-time interest charge at 8%. The amended maturity date of the note was December 31, 2019 and was convertible into the Company’s restricted common stock at $0.25 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued as $40,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 5-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $2.00 per share. The warrants were valued at $45,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 200,000 shares of the company’s restricted common stock valued at $58,000 based upon the closing price of the Company stock on the date of the agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to September 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. On October 11, 2019, the Company amended the note to extend the due date to December 31, 2019, provide for a partial conversion of $50,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 500,000 shares, and waive any prior alleged or actual defaults under the note. On August 25, 2020, the Company amended the note to extend the due date to March 31, 2021, provide for a partial conversion of $50,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 500,000 shares, and waive any prior alleged or actual defaults under the note. On September 30, 2020, the Company amended the note to provide for a conversion of $150,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.125 per share for a total of 1,200,000 shares, and amend the warrants by increasing the number of warrant shares to 1,000,000 at an adjusted exercise price to $0.25 per share. The Company accrued approximately $134,000 in interest, liquidated damages and debt settlement costs for this note through October 21, 2020. On October 21, 2020, the Company completed the issuance of the 1,200,000 shares and payment of the $47,000 cash and the note was considered paid in full.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

On September 30, 2020, the Company entered into a Stock Purchase Agreement with a third-party investor. By virtue of the Stock Purchase Agreement, in two separate closings, the Company agreed to sell, in each closing, an 8% $500,000 Convertible Promissory Note and Warrant to purchase one million common shares. Each Convertible Promissory Note bears 8% interest and matures five year after issuance. Amounts due under the Convertible Promissory Note are convertible into the Registrant’s common stock at the lower of $0.25 per share or 70% of the average of the three lowest Variable Weighted Average Price (“VWAP”) for the Registrant’s common stock for the twenty trading days prior to an election to convert. The Warrants are exercisable for five-years at an exercise price of $0.25 per share or, subject to the Registrant filing a registration statement including the shares of common stock that may be issued upon exercise of the Warrant, in a cashless exercise. The first closing occurred October 5, 2020 upon the receipt by the Company of a check for $500,000. The Company received two payments in the amount of $250,000 each on November 20, 2020 and November 24, 2020 in connection with the second closing. Total proceeds from the issuance of these convertible notes payable was $1,000,000. The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. The conversion features were valued at $1,514,000 at the time of closing and the Company recognized a derivative liability of $1,514,000 with corresponding debt discounts of $1,000,000 and a loss on issuance of long-term convertible notes payable of $514,000. The company recorded amortization of debt discounts, recognized as interest expense, in the amount of $50,000 and accrued interest of $14,000 during the year ended December 31, 2020. At December 31, 2020, the principal balance together with accrued interest is recorded on the Company’s consolidated balance sheet net of discounts at $64,000.

The following table summarized the Company's convertible notes payable as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Beginning Balance	$550,000	$432,000
Proceeds from the issuance of convertible notes, net of issuance discounts	—	—
Repayments	(47,000)	—
Conversion of notes payable into common stock	(548,000)	(100,000)
Amortization of discounts	50,000	62,000
Liquidated damages	(53,000)	134,000
Debt settlement costs	96,000	—
Accrued Interest	16,000	22,000
Convertible notes payable, net	$64,000	$550,000

Convertible notes, short term	$—	$340,000
Accrued interest and damages, short term	—	210,000
Debt discounts, short term	—	—
Short-term convertible notes payable, net	$—	$550,000

Convertible notes, long-term	$1,000,000	—
Accrued interest and damages, long-term	14,000	—
Debt discounts, long-term	(950,000)	—
Long-term convertible notes payable, net	$64,000	$—

NOTE 8 - DERIVATIVE LIABILITY

The Company determined that the conversion features of the long-term convertible notes payable represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. Accordingly, the notes are not considered to be conventional debt and the embedded conversion feature is bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments is recorded as liabilities on the balance sheet with the corresponding amount recorded as a discount to each note and any excess of the fair value of the derivative component over the face amount of the note recorded as an expense on the date of issuance. Discounts are amortized from the date of issuance to the maturity dates of the notes. Fair value of derivative liabilities is evaluated at the end of each reporting period with any change in value reported in other income or expenses on the statements of operations for the period.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

The following table represents the Company's derivative liability activity for the year ended December 31, 2020:

Year Ended December 31,
2020
Derivative liability balance, December 31, 2019	$—
Issuance of derivative liability during the period	1,514,000
Change in derivative liability during the period	(132,000)
Derivative liability balance, December 31, 2020	$1,382,000

The table below represents the average assumptions used in valuing the derivative liability at December 31, 2020:

Year Ended December 31,
2020
Expected life in years	4.76 – 4.90
Stock price volatility	180.45% - 182.99%
Risk free interest rate	0.17%
Expected dividends	—
Forfeiture rate	—

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Equity Line of Credit

The Company entered into a five-year Equity Line of Credit pursuant to an Equity Purchase Agreement with Brown Stone Capital, LP, dated September 30, 2020. Pursuant to the agreement, Brown Stone agreed to invest up to $14,000,000 to purchase the Company’s Common Stock, par value $0.0001 per share. The purchase price of the common shares is the lesser of the Fixed price or Market price. The Fixed price is $0.50 per share in years 1 and 2, after the effectiveness of a registration statement, and $1.00 per share in years 3, 4 and 5 after the effectiveness of this registration statement. The Market price is 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 10 trading day period immediately prior to the conversion date. In addition, the Company and Brown Stone entered into a Registration Rights Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Brown Stone’s investment pursuant to the Equity Purchase Agreement. As of December 31, 2020, no shares have been sold pursuant to this agreement.

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

Rent expense for the years ended December 31, 2020 and 2019 was $113,000 and $145,000, respectively. In addition to the minimum basic rent, rent expense also includes approximately $700 per month for other items charged by the landlord in connection with rent.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

Balance sheet information related to leases as of December 31, 2020:

Assets
Operating lease right-of-use asset	$28,000

Liabilities
Operating lease liability – current portion	$54,000
Operating lease liability – long-term portion	—

Other information related to leases as of December 31, 2020.

Operating lease cost	$64,000

Weighted average remaining lease term – Operating leases	5 months
Weighted average discount rate – Operating leases	6%

Maturities of operating lease liabilities as of December 31, 2020 were as follows:

Year	Amount
2021	$ 64,000
Total minimum future lease payments	64,000
Present value adjustment	(10,000)
Present value of lease liability	$ 54,000

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

YEARS ENDING DECEMBER 31, 2020 AND 2019

Pursuant to a settlement agreement among the parties, on April 14, 2020, final judgment was entered in the case: Securities and Exchange Commission vs. Joseph A. Fiore, Berkshire Capital Management, Inc. and Eat at Joes, Inc., n/k/a SPYR, Inc., case number 7:18-cv-05474-KMK filed in the U.S. District Court for the Southern District of New York.

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company has until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). The $500,000 liability is reported as part of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets as of December 31, 2020 and December 31, 2019 and was recorded as litigation settlement costs on the consolidated statements of operations for the year ended December 31, 2019.

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

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The balance due as of December 31, 2020 and December 31, 2019 was approximately $95,000 and $90,000, respectively, which includes accrued interest and attorneys’ fees, has been reported as part of current liabilities of discontinued operations.

Employment Agreements

Pursuant to employment agreements entered in December 2014 and October 2015, the Company agreed to compensate three officers with an initial base salary in the aggregate of $450,000 per year with rolling five-year terms until terminated. In addition, as part of the employment agreements, the Company also agreed to grant these officers an aggregate of 1.55 million shares of restricted common stock at the beginning of each employment year.

Pursuant to employment agreements entered in October 2020, the Company agreed to compensate the two former owners of Applied Magix with an initial base salary in the aggregate of $300,000 for one year. In addition, as part of the employment agreements, the Company also agreed to grant these officers an aggregate of 2 million shares of restricted common stock as a signing bonus and 5 million options to purchase shares of restricted common stock.

[2] In addition, an injunction was entered against the Company enjoined it from violating the antifraud, market manipulation, beneficial ownership reporting, and other provisions of the federal securities laws charged in the SEC’s complaint.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

Covid-19

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, the Company is anticipating potential reductions in revenue, labor and supply shortages, difficulty meeting debt covenants, delays in collecting receivables and paying liabilities and changes in the fair value of assets and liabilities. Our necessity for fund raising activities make it reasonably possible that we are vulnerable to the risk of a near-term severe impact.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including potential credit losses on receivables and investments; impairment losses related to long-lived assets; and contingent obligations.

NOTE 10 – EQUITY TRANSACTIONS

Common Stock:

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

Year Ended December 31, 2020

During the year ended December 31, 2020, the Company issued an aggregate of 5,850,000 shares of restricted common stock to employees and directors with a total fair value of $1,335,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,335,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the year ended December 31, 2020, the Company issued an aggregate of 3,407,500 shares of common stock in conversion of notes payable with a total fair value of $548,000. As a result, the Company reduced the balance due on the notes by $548,000 upon issuance.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, January 1, 2019	12,449,900	$1.64
Granted	—	—
Exercised	—	—
Expired	(3,150,000)	4.81
Outstanding, December 31, 2019	9,299,900	$0.57

Granted	5,000,000	0.99
Exercised	—	—
Expired	(8,500,000)	4.76
Outstanding, December 31, 2020	5,799,900	$0.88

Exercisable, December 31, 2019	9,299,900	$0.57
Exercisable, December 31, 2020	5,799,900	$0.88

The weighted average grant date fair value of options granted during the years ended December 31, 2020 and 2019, was $0.99 and $0.00 respectively.

During the year ended December 31, 2020, the Company granted stock options to employees to purchase a total of 5.000,000 shares of the Company’s restricted common stock. The options are fully vested, exercisable at prices ranging from $0.25 to $1.50 per share and will expire over 2.5 years. The fair values of the options are recorded at their grant dates computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2020, the Company recognized $561,000 in compensation expense on the issuance of these options. As of December 31, 2020, there was no additional unearned compensation costs to be recorded.

The weighted average exercise prices, remaining lives for options granted, and exercisable as of December 31, 2020 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.25	1,000,000	0.80	$0.25	1,000,000	$0.25
$0.50	1,300,000	1.30	$0.50	1,300,000	$0.50
$1.00	2,099,900	0.10 – 1.80	$1.00	2,099,900	$1.00
$1.50	1,400,000	2.30	$1.50	1,400,000	$1.50
	5,799,900		$0.88	5,799,900	$0.88

On December 31, 2020, the Company’s closing stock price was $0.08 per share. As all outstanding options had an exercise price greater than $0.08 per share, there was no intrinsic value of the options outstanding as of December 31, 2020.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, January 1, 2019	9,000,000	$0.46
Granted	100,000	0.50
Exercised	—	—
Expired	(100,000)	0.50
Outstanding, December 31, 2019	9,000,000	$0.46

Granted	2,800,000	0.25
Exercised	0	—
Expired	(700,000)	0.08
Outstanding, December 31, 2020	11,100,000	$0.39

Exercisable, December 31, 2019	9,000,000	$0.46
Exercisable, December 31, 2020	11,100,000	$0.39

In April 2018, in combination with a 12-month convertible promissory note, as amended, the Company granted warrants to purchase a total of 500,000 shares of restricted common stock with an exercise price of $0.25 and will expire April 20, 2021. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note and the warrants based on the relative fair values which resulted in proceeds of $61,000 allocated to the warrants and recorded as paid in capital and debt discount. The debt discount was amortized over the life of the note as interest expense. During the year ended December 31, 2020 and 2019, the Company recognized $0 and $18,000, respectively, of debt discount interest. During the year ended December 31, 2020, pursuant to a debt settlement agreement, the Company amended the exercise price of the warrants and recorded $9,000 in debt settlement costs, recognized as interest expense.

In May 2018, in combination with an 8-month convertible promissory note, as amended, the Company granted warrants to purchase a total of 1,200,000 shares of restricted common stock with an exercise prices of $0.25 and will expire May 22, 2023. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note and the warrants based on the relative fair values which resulted in proceeds of $32,000 allocated to the warrants and recorded as paid in capital and debt discount. The debt discount will be amortized over the life of the note as interest expense. During the year ended December 31, 2020 and 2019, the Company recognized $0 and $3,000, respectively, of debt discount interest. During the year ended December 31, 2020, pursuant to a debt settlement agreement, the Company increased the number of warrants amended the exercise price of the warrants and recorded $87,000 in debt settlement costs, recognized as interest expense.

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

In October and November 2020, in combination with a 5-year convertible promissory note, the Company granted warrants to purchase a total of 2,000,000 shares of restricted common stock with an exercise prices of $0.25 and will expire on various dates between October 5, 2025 and November 24, 2025. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note, the warrants, and the derivative liability which resulted in proceeds of $0 allocated to the warrants.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of December 31, 2020, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.15	1,200,000	0.03
$0.25	4,500,000	0.30 – 4.90
$0.40	1,200,000	0.03
$0.50	2,700,000	0.41 – 2.53
$0.75	1,250,000	0.41 – 2.53
$1.00	1,250,000	0.41
	11,100,000

At December 31, 2020, the Company’s closing stock price was $0.08 per share. As all outstanding warrants had an exercise price greater than $0.08 per share, there was no intrinsic value of the options outstanding at December 31, 2020.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2019:

Year Ended December 31,
2019
Expected life in years	1.00
Stock price volatility	215%
Risk free interest rate	1.53%
Expected dividends	—
Forfeiture rate	—

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2020:

Year Ended December 31,
2020
Expected life in years	1.00 – 5.00
Stock price volatility	177% - 246%
Risk free interest rate	0.12% - 0.22%
Expected dividends	—
Forfeiture rate	—

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

Shares Reserved:

At December 31, 2020, the Company has reserved 80,000,000 shares of common stock in connection with convertible notes with detachable warrants, 100,000,000 shares of common stock in connection with shares underlying an equity line of credit and 3,500,000 shares of common stock underlying warrants issued in connection with the court approved settlement agreement for a total of 183,500,000 reserved shares of common stock.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

NOTE 11 - PREFERRED STOCK

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

YEARS ENDING DECEMBER 31, 2020 AND 2019

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

The Class E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock based upon proceeds received upon issuance of the shares, divided by the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. At December 31, 2020, the 20,000 Class E preferred shares were convertible to 1,200,480 common shares.
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 12 – DISCONTINUED OPERATIONS

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

The assets and liabilities of our discontinued restaurant operations as of December 31, 2020 and December 31, 2019 consisted of $0 assets and $22,000 in accounts payable and accrued liabilities.

The results of operations of our discontinued restaurant for the years ended December 31, 2020 and 2019, included in the consolidated statements of operations as discontinued operations, consisted of no operations for the year ended December 31, 2020 and 2019.

Digital Media

Historically, through our wholly owned subsidiary, SPYR APPS®, LLC, we engaged in the development, publication and co-publication of mobile electronic games, seeking to generate revenue through those games by way of advertising and in-app purchases. As of December 31, 2020, all of our games have been removed from the game stores and the Company decided not to continue this line of business. Pursuant to current accounting guidelines, the assets and liabilities of SPYR APPS LLC as well as the results of its operations were presented in these financial statements as discontinued operations.

The assets and liabilities of our discontinued digital media operations as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020	December 31, 2019
Assets:
Accounts receivable, net	$13,000	$27,000
Capitalized gaming assets and licensing rights, net	75,000	100,000
Total Assets	$88,000	$127,000

Liabilities:
Accounts payable and accrued liabilities	$745,000	$693,000
Total Liabilities	$745,000	$693,000
41

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2020 AND 2019

The results of operations of our discontinued digital media operations for the years ended December 31, 2020 and 2019, included in the consolidated statements of operations as discontinued operations, consisted of the following:

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
Revenues:	$4,000	$51,000

Expenses
Labor and related expenses	8,000	193,000
Rent	—	1,000
Depreciation and amortization	—	24,000
Professional fees	—	2,000
Research and Development	—	(34,000)
Other general and administrative	34,000	71,000
Total operating expenses	42,000	257,000
Operating loss	(38,000)	(206,000)

Other income (expense)
Interest expense	(52,000)	(40,000)
Gain on disposition of assets	5,000	—
Write down of assets	(25,000)	—
Loss on discontinued operations	$(110,000)	$(246,000)

NOTE 13 - SUBSEQUENT EVENTS

Effective January 1, 2021, the Company entered into Independent Director Agreements with two of its directors pursuant to which the Company agreed to issues 600,000 shares (300,000 each) of the Company’s restricted common stock as compensation for their service. The shares vest quarterly in equal amounts on the first day of each quarter, over a period of 12 months, with the initial 150,000 (75,000 each) amount vesting on January 1, 2021. The 150,000 vested shares were issued March 2, 2021.

On January 6, 2021, the Company amended its revolving line of credit with Berkshire Capital Management Co., Inc. to extend the repayment date from December 31, 2020 to December 31, 2021.

On January 19, 2021 the Company filed an S-8 Registration Statement to register 10,000,000 of the Company’s common stock to be given to participants in our Equity Incentive Plan and on January 25, 2021, the company issued 3,000,000 to a consultant pursuant to the plan.

On February 1, 2021, the Company issued 1.25 million shares of common stock with a fair value of $200,000 pursuant to existing employment and consulting agreements.

On February 2, 2021, the Company began the process of submitted for PPP loan forgiveness, which as of the date of this filing is pending SBA review.

On February 3, 2021 the Company filed an S-1 Registration Statement to register 10,000,000 of the Company’s common stock to be sold in a Direct Public offering as a fixed price of $0.25 per share. The S-1 was declared effective February 11, 2021.

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

As of December 31, 2020, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent audit committee.

The Company is committed to improving its disclosure controls and procedures and the remediation of identified control weaknesses. As capital becomes available, Management plans to increase the accounting and financial reporting staff and establish an independent audit committee. We cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements, nor can we make assurances that additional material weaknesses in its internal control over financial reporting will not be identified in the future.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Office	Term Expires
James R. Thompson, Esq	59	President, Chief Executive Officer & General Counsel	January 31, 2025

Jennifer Duettra, Esq	43	Executive Vice President, Assistant General Counsel & Secretary	January 31, 2025

Barry D. Loveless, CPA	54	Chief Financial Officer	October 15, 2024

John Formichella	52	Director	October 31, 2021

Tim Matula	58	Director	December 31, 2021

Tad Mailander	65	Director	December 31, 2021

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

John Formichella is a U.S. trained attorney and a leading expert in the Technology, Media & Telecommunications sector. He has more than 23 years of sophisticated technology transactional experience (5 in Taiwan, 18 in Thailand), covering technology development and licensing projects, data privacy issues, infrastructure and business process outsourcings, systems integrations, Enterprise Resource Planning (ERP) implementations, cloud computing and web hosting arrangements, data center and co-location agreements and telecommunications procurements. Mr. Formichella has also served as an advisor to local chambers of commerce and US Embassies in Thailand and Taiwan, and governmental bodies regarding Technology, Media & Telecommunications matters, including both the Office of the United States Trade Representative and United States Department of State in connection with international trade and telecommunications, and has provided testimony to members of the United States Senate on fact-finding missions in Thailand. Additionally, Mr. Formichella served as the Vice President/General Counsel of Wherever.net Holding Corporation, a NASDAQ-listed telecommunications company based in Hong Kong. As General Counsel, he was responsible for legal affairs of the listed company and for seven subsidiaries across the Asia-Pacific and the United States.

Tad Mailander serves as independent director. Mr. Mailander is an attorney licensed to practice before all of the Courts in the State of California. Mr. Mailander has been in practice since 1991 and is a member of the State Bar of California, the bars of the United States District Court for the Southern District of California, and the United States Court of Appeal for the Ninth Circuit.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, James R. Thompson filed Form 4 late for four transactions which was corrected by filing form 5 on March 13, 2020. Jennifer Duettra filed Form 4 late for four transactions which was corrected by filing form 5 on March 13, 2020. Barry D Loveless filed Form 3 late for 7 transactions which was corrected by filing form 3 on March 25. Otherwise, we believe that all filing requirements applicable to our other executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2020 were satisfied.

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

The following table set forth the compensation of the Company’s executive officers for the year ended 2020 and 2018.

	Summary Compensation Table
	Name & Principal Position	Year	Salary $		Stock Awards $		All Others $	Total $
	James R. Thompson	2020	$ 285,000	(1)	$ 20,000	(6)	$ -	$ 305,000
	Chief Executive Officer &	2019	$ 258,000	(2)	$ 105,000	(7)	$ -	$ 363,000
	General Counsel

	Barry D. Loveless	2020	$ 157,000	(3)	$ 238,000	(8)	$ -	$ 395,000
	Chief Financial Office	2019	$ 157,000	(4)	$ 12,000	(9)	$ -	$ 169,000

	Jennifer D Duettra	2020	$ 125,000	(5)	$ 185,000	(10)	$ -	$ 310,000
	Executive Vice President,	2019	$ 125,000		$ 26,250	(11)	$ -	$ 151,000
	Assistant General Counsel &
	Secretary

(1)	2020 Salary includes $232,000 unpaid accrued salaries for the year ended December 31, 2020.
(2)	2019 Salary includes $258,000 unpaid accrued salaries for the year ended December 31, 2019.
(3)	2020 Salary includes $76,000 unpaid accrued salaries for the year ended December 31, 2020.
(4)	2019 Salary includes $13,000 unpaid accrued salaries for the year ended December 31, 2019.
(5)	2020 Salary includes $58,000 unpaid accrued salaries for the year ended December 31, 2020.
(6)	2020 Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2020.
(7)	2019 Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2019.
(8)	2020 Stock Award includes 1,300,000 shares of restricted common stock valued at fair value on grant date October 2020.
(9)	2019 Stock Award includes 300,000 shares of restricted common stock valued at fair value on grant date October 16, 2019.
(10)	2020 Stock Award includes 1,250,000 shares of restricted common stock valued at fair value on grant date February and October 2020.
(11)	2019 Stock Award includes 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2019.

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

Compensation of Directors

Effective October 31, 2020 the Company entered into an independent director agreement with John P. Formichella in which Mr. Formichella agreed to serve on the Board of Directors of the Company for one year. The Company agreed to issue to Mr. Formichella 300,000 shares of the Company’s restricted common stock.

Effective January 1, 2021 the Company entered into an independent director agreement with Tad Mailander in which Mr. Mailander agreed to serve on the Board of Directors of the Company for one year. The Company agreed to issue to Mr. Mailander 300,000 shares of the Company’s restricted common stock. The shares vest quarterly in equal amounts on the first day of each quarter, over a period of 12 months, with the initial amount vesting on January 1, 2021.

Effective January 1, 2021 the Company entered into an independent director agreement with Tim Matula in which Mr. Matula agreed to serve on the Board of Directors of the Company for one year. The Company agreed to issue to Mr. Matula 300,000 shares of the Company’s restricted common stock. The shares vest quarterly in equal amounts on the first day of each quarter, over a period of 12 months, with the initial amount vesting on January 1, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 214,537,631 shares of issued and outstanding Common Stock of the Company as of March 30, 2021, and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned		Percent
The 4811149 Irrevocable Trust	Common Stock	59,100,919	*	28%
Tim Matula	Common Stock	11,075,000		5%
James R. Thompson	Common Stock	12,000,000		6%
Jennifer Duettra	Common Stock	3,250,000		2%
Barry D. Loveless	Common Stock	3,100,000		1%
John Formichella	Common Stock	300,000		Less than 1%
Tad Mailander	Common Stock	1,575,000		1%
All Executive Officers and Directors as a Group (6 persons)	Common Stock	29,900,000		15%

*       Includes 31,638,209 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,000 common shares), and 20,000 shares of Series E preferred stock (convertible to 553,710 common shares).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. which is controlled by the Company’s former chairman of the board. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS®, LLC. The loan was fully drawn as of February 2018, at which time the Company had borrowed $1,000,000 and accrued interest of approximately $16,000. Repayment on the loan is due December 31, 2021. As of December 31, 2020, the Company has borrowed $1,000,000 and accrued interest of approximately $204,000.

During 2018 and 2019, the Company has received an additional $1,062,000 in the form of short-term advances from Berkshire Capital Management Co., Inc. The last advance occurred on September 30, 2019, at which time the Company had borrowed $1,062,000. No further advances are expected from Berkshire Capital Management Co., Inc. The Company has accrued interest on these short-term advances at 6% per annum. The short-term advances are due upon demand. As of December 31, 2020, the Company has borrowed $1,062,000 and accrued interest of approximately $122,000.

During the year ended December 31, 2019, the Company, received $70,000 in revenue for professional services rendered to a related Limited Liability Company whose managers are also officers of SPYR, Inc. and whose majority owner is Berkshire Capital Management Co., Inc. During the year ended December 31, 2020, no professional services were rendered to this Limited Liability Company and no revenue was received therefrom.

During the year ended December 31, 2019, the Company, received $232,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc.

During the period from January 1 through March 31, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc. During the period April 1, 2020 through December 31, 2020, no professional services were rendered to Berkshire Capital Management Co., Inc. and no revenue was received therefrom.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Haynie & Company for professional services rendered during the years ended December 31, 2020 and 2019:

Service	2020	2019
Audit Fees	$60,000	$60,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$60,000	$60,000

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Haynie & Company in connection with statutory and regulatory filings or engagements.

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

The Audit Committee pre-approved 100% of the Company’s 2020 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2004, the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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

Dated: March 31, 2021

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ James R. Thompson	President & Chief Executive Officer	March 31, 2021
James R. Thompson	(Principal Executive Officer)

/S/ Barry D. Loveless	Chief Financial Officer	March 31, 2021
Barry D. Loveless	(Principal Financial and Accounting Officer)

/S/ Tim Matula	Director	March 31, 2021
Tim Matula

/S/ Tad Mailander	Director	March 31, 2021
Tad Mailander

/S/ John P Formichella	Director	March 31, 2021
John P. Formichella

