Form 10-Q
period 2021-06-30
SPYR, Inc.
filed 2021-08-16
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2021 there were 223,228,552 shares of the Registrant's common stock.

1

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$34,000	$510,000
Other receivables	-	4,000
Prepaid expenses	45,000	49,000
Inventory	61,000	-
Trading securities, at market value	2,000	1,000
Current assets of discontinued operations	13,000	13,000
Total Current Assets	155,000	577,000

Property and equipment, net	22,000	31,000
Intangible assets, net	2,000	3,000
Operating lease right-of-use asset	-	28,000
Other assets	13,000	13,000
Non-current assets of discontinued operations	-	75,000
TOTAL ASSETS	$192,000	$727,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$1,285,000	$1,561,000
Related party short-term advances	-	1,184,000
Related party line of credit	-	1,204,000
Related party notes payable, current portion	505,000	-
Short-term notes payable	86,000	-
SBA PPP Note Payable, current portion	72,000	51,000
Operating lease liability - current portion	-	54,000
Current liabilities of discontinued operations	791,000	767,000
Total Current Liabilities	2,739,000	4,821,000

Related party notes payable	2,459,000	-
SBA PPP Note Payable	73,000	20,000
Long-term convertible notes payable, net	126,000	64,000
Derivative liability	1,333,000	1,382,000
Total Liabilities	6,730,000	6,287,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized
107,636 Class A shares issued and outstanding as of June 30, 2021 and December 31, 2020	11	11
20,000 Class E shares issued and outstanding as of June 31, 2021 and December 31, 2020	2	2
Common stock, $0.0001 par value, 750,000,000 shares authorized 219,666,722 and 210,137,631 shares issued and outstanding as of June 31, 2021 and December 31, 2020	21,967	21,014
Additional paid-in capital	56,526,020	55,391,973
Accumulated deficit	(63,086,000)	(60,973,000)
Total Stockholders’ Equity (Deficit)	(6,538,000)	(5,560,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$192,000	$727,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$1,000	$-	$1,000	$-
Related party service revenues	-	-	-	185,000
Total Revenues	1,000	-	1,000	185,000

Cost of goods sold	(2,000)	-	(2,000)	-
Gross profit (loss)	(1,000)	-	(1,000)	185,000

Expenses
Labor and related expenses	286,000	151,000	775,000	328,000
Rent	20,000	28,000	48,000	65,000
Depreciation and amortization	4,000	9,000	7,000	19,000
Professional fees	134,000	11,000	563,000	53,000
Research and development	5,000	-	9,000	-
Other general and administrative	55,000	55,000	101,000	117,000
Total Operating Expenses	504,000	254,000	1,503,000	582,000
Operating Loss	(505,000)	(254,000)	(1,504,000)	(397,000)

Other Income (Expense)
Interest Expense	(242,000)	(44,000)	(344,000)	(89,000)
Gain on disposition of assets	-	1,000	5,000	1,000
SBA EIDL grant	-	3,000	-	3,000
Change in value of derivative liability	(68,000)	-	(172,000)	-
Unrealized gain on trading securities	-	2,000	1,000	1,000
Total Other Expense	(310,000)	(38,000)	(510,000)	(84,000)

Loss from continuing operations	(815,000)	(292,000)	(2,014,000)	(481,000)
Loss from discontinued operations	(87,000)	(25,000)	(99,000)	(63,000)
Net Loss	$(902,000)	$(317,000)	$(2,113,000)	$(544,000)

Per Share Amounts
Loss from continuing operations
Basic and Diluted earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Loss from discontinued operations
Basic and Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net Loss
Basic and Diluted earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares
Basic and Diluted	215,562,829	202,130,131	214,416,874	201,910,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2021
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$55,391,973	$(60,973,000)	$(5,560,000)
Fair value of restricted common stock and options issued for employee and director compensation	-	-	-	-	1,400,000	140	214,860	-	215,000
Fair value of S-8 registered common stock issued for services	-	-	-	-	3,000,000	300	370,700	-	371,000
Net loss	-	-	-	-	-	-	-	(1,211,000)	(1,211,000)
Balance at March 31, 2021	107,636	11	20,000	2	214,537,631	21,454	55,977,533	(62,184,000)	(6,185,000)
Fair value of restricted common stock and options issued for employee and director compensation	-	-	-	-	150,000	15	23,985	-	24,000
Fair value of restricted common stock issued for services	-	-	-	-	1,242,854	124	99,876	-	100,000
Fair value of common stock issued for conversion of notes payable					3,736,237	374	424,626	-	425,000
Net loss	-	-	-	-	-	-	-	(902,000)	(902,000)
Balance at June 30, 2021	107,636	$11	20,000	$2	219,666,722	$21,967	$56,526,020	$(63,086,000)	$(6,538,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2020
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	$53,509,899	$(57,916,000)	$(4,386,000)
Fair value of common stock issued for employee compensation	-	-	-	-	1,250,000	125	24,875	-	25,000
Net loss	-	-	-	-	-	-	-	(227,000)	(227,000)
Balance at March 31, 2020	107,636	11	20,000	2	202,130,131	20,213	53,534,774	(58,143,000)	(4,588,000)
Net loss	-	-	-	-	-	-	-	(317,000)	(317,000)
Balance at June 30, 2020	107,636	$11	20,000	$2	202,130,131	$20,213	$53,534,774	$(58,460,000)	$(4,905,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(2,113,000)	$(544,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	99,000	63,000
Depreciation and amortization	7,000	19,000
Common stock issued for employee compensation	239,000	25,000
Common stock issued for services	471,000	-
Amortization of debt discounts on convertible notes payable	226,000	-
Gain on disposition of assets	(5,000)	-
SBA EIDL grant	-	(3,000)
Change in Value of derivative liability	172,000	-
Unrealized loss on trading securities	(1,000)	(1,000)
Changes in operating assets and liabilities:
Decrease in receivable from related parties	-	50,000
Decrease in other receivables	4,000	-
Decrease in prepaid expenses	4,000	13,000
Increase in inventory	(61,000)	-
Increase (Decrease) in accounts payable and accrued liabilities	(276,000)	223,000
Increase (Decrease) in operating lease right-of-use liability	(26,000)	20,000
Increase in accrued interest on notes payable - related party	75,000	68,000
Increase in accrued interest on notes payable	2,000	-
Increase in accrued interest on convertible notes	40,000	20,000
Net cash used in operating activities from continuing operations	(1,143,000)	(47,000)
Net cash used in by operating activities from discontinued operations	-	(24,000)
Net cash used in Operating Activities	(1,143,000)	(71,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(5,000)
Sale of property and equipment	8,000	5,000
Net cash provided by Investing Activities	8,000	-

Cash Flows From Financing Activities:
Proceeds from related party notes payable	501,000	-
Proceeds from long-term notes payable	85,000	-
Proceeds from SBA EIDL grant	-	3,000
Proceeds from SBA PPP note payable	73,000	71,000
Net cash provided by Financing Activities	659,000	74,000

Net increase (decrease) in Cash	(476,000)	3,000
Cash and cash equivalents at beginning of period	510,000	10,000
Cash and cash equivalents at end of period	$34,000	$13,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the period	$-	$1,000
Income taxes paid during the period	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for debt conversion	$425,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly owned subsidiaries, Applied Magix, a Nevada corporation, SPYR APPS, LLC, a Nevada Limited Liability Company (discontinued operations, see Note 9), E.A.J.: PHL, Airport Inc., a Pennsylvania corporation (discontinued operations, see Note 9), and Branded Foods Concepts, Inc., a Nevada corporation (dissolution pending). Intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made in the 2020 financial statements to conform with the 2021 presentation related to the discontinued operations of SPYR APPS, LLC. See Note 9 Discontinued Operations for additional information.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.

As shown in the accompanying financial statements, for the Six months ended June 30, 2021, the Company recorded a net loss of $2,113,000 and utilized cash in operations of 1,143,000. As of June 30, 2021, our cash balance was $34,000, and we had trading securities valued at $2,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions used by management affected impairment analysis for trading securities, fixed assets, intangible assets, capitalized licensing rights, amounts of potential liabilities, derivative liabilities, and valuation of issuance of equity securities. Actual results could differ from those estimates.

Earnings (Loss) Per Share

The basic and fully diluted shares for the three months ended June 30, 2021 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,385,042, Options – 5,379,900, Warrants – 7,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended June 30, 2021.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

The basic and fully diluted shares for the six months ended June 30, 2021 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,385,042, Options – 5,379,900, Warrants – 7,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2021.

The basic and fully diluted shares for the six months ended June 30, 2020 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,852,538, Options – 8,999,900, Warrants – 9,000,000) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2020.

Product Research and Development Costs

Costs incurred for product research and development are expensed as incurred. During the six months ended June 30, 2021 and 2020, the Company incurred $9,000 and $0 in product development costs paid to independent third parties.

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

Through our wholly owned subsidiary Applied Magix we are a registered Apple® developer, and reseller of Apple ecosystem compatible products and accessories with an emphasis on the smart home market. The Company’s products are available for sale through its website at https://appliedmagix.com/shop/, as well as the eBay Marketplace, Amazon Marketplace, and Walmart’s online marketplace. Payment is required at time of purchase and the purchase price is a fixed amount.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Inventory

The Company's inventory consisting of Apple HomeKit products for resale by the Company, is recorded at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. During the six months ended June 30, 2021 and 2020, the Company recognized inventory write downs of approximately $1,000. As of June 30, 2021, the inventory was valued at $61,000.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2021, the Company's only derivative financial instruments were embedded conversion features associated with long-term convertible notes payable which contain certain provisions that allow for a variable number of shares on conversion.

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

Advertising Costs

Advertising, marketing, and promotional costs are expensed as incurred and included in general and administrative expenses. Advertising, marketing, and promotional expense was $18,000 and $0 for the six months ended June 30, 2021, and 2020, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying condensed consolidated statements of operations.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS

On September 5, 2017, the Company obtained a revolving line of credit (LOC) from Berkshire Capital Management Co., Inc. which is controlled by the Company’s former chairman of the board. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS®, LLC. The loan was fully drawn as of February 2018, at which time the Company had borrowed $1,000,000. During 2018 and 2019, the Company has received an additional $1,062,000 in the form of short-term advances (Advances) from Berkshire Capital Management Co., Inc. The last advance occurred on September 30, 2019; at which time the Company had borrowed $1,062,000. No further advances are expected from Berkshire Capital Management Co., Inc. The Company has accrued interest on these short-term advances at 6% per annum. On June 17, 2021, the Company and Berkshire entered into a debt consolidation agreement to consolidate the LOC and Advances into a single balloon note with interest at 6% per annum and an extended due date of December 31, 2025, thereby replacing and otherwise cancelling the LOC and Advances. The June 17, 2021 consolidated balance due was approximately $2,454,000. As of June 30, 2021, the consolidated balance due with accrued interest was approximately $2,459,000.

During the three months ended March 31, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc. Subsequent to March 31, 2020, the Company has not and does not anticipate that it will provide any further professional services to related parties.

On May 17, 2021, the Company entered into an agreement to borrow funds from the 481149 Irrevocable Trust, a related party, that controls all of the currently outstanding preferred stock of the Company and the trustee of which is a member of the Company’s board of directors. Pursuant to the agreement, the Company borrowed approximately $501,000 with interest at 6% per annum, due andpayable in full on May 17, 2022. As of June 30, 2021, the balance due with accrued interest was approximately $505,000.

NOTE 3 – SHORT TERM NOTES

On May 17, 2021, the Company entered into an agreement to borrow funds from a third party pursuant to which, the Company borrowed $85,000 with interest at 8% per annum, due and payable in full on or before November 27, 2021. As of June 30, 2021, the balance due with accrued interest was approximately $86,000.

NOTE 4 – SMALL BUSINESS ADMINISTRATION DEBT

On May 12, 2020, the Company received a Paycheck Protection Program loan from the U.S. Small Business Administration (SBA) in the approximate amount of $71,000. The loan agreement provides for six months principal and interest deferral. The interest rate is 1%. Under the terms of the loan, up to 100% of the loan may be forgiven conditioned upon meeting certain requirements for the use of funds. On February 2, 2021, the Company submitted its application to the SBA for forgiveness, which is pending as of the date of this filing. Any amount not forgiven must be repaid in equal monthly payments of principal and interest beginning in October 2021. As of June 30, 2021, the balance due on this note with accrued interest was approximately $72,000.

  SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

On January 21, 2021, the Company received a second Paycheck Protection Program loan from the U.S. Small Business Administration in the approximate amount of $73,000. The interest rate is 1%. Under the terms of the loan, up to 100% of the loan may be forgiven conditioned upon meeting certain requirements for the use of funds. Any amount not forgiven must be repaid in equal monthly payments of principal and interest beginning in May 2022. As of June 30, 2021, the balance due on this note was approximately $73,000.

NOTE 5 – CONVERTIBLE NOTES

On September 30, 2020, the Company entered into a Stock Purchase Agreement with a third-party investor. By virtue of the Stock Purchase Agreement, in two separate closings, the Company agreed to sell, in each closing, an 8% $500,000 Convertible Promissory Note and Warrant to purchase one million common shares. Each Convertible Promissory Note bears 8% interest and matures five year after issuance. Amounts due under the Convertible Promissory Note are convertible into the Registrant’s common stock at the lower of $0.25 per share or 70% of the average of the three lowest Variable Weighted Average Price (“VWAP”) for the Registrant’s common stock for the twenty trading days prior to an election to convert. The Warrants are exercisable for five-years at an exercise price of 0.25 per share or, subject to the Registrant filing a registration statement including the shares of common stock that may be issued upon exercise of the Warrant, in a cashless exercise. The first closing occurred October 5, 2020 upon the receipt by the Company of a check for $500,000. The Company received two payments in the amount of $250,000 each on November 20, 2020 and November 24, 2020 in connection with the second closing. Total proceeds from the issuance of these convertible notes payable was $1,000,000. The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. The conversion features were valued at $1,514,000 at the time of closing and the Company recognized a derivative liability of $1,514,000 with corresponding debt discounts of $1,000,000 and a loss on issuance of long-term convertible notes payable of $514,000. During May and June of 2021, the Company received conversion notices received from the lender requesting the conversion of approximately $204,000 ($160,000 principal and $44,000 interest) of the notes to 3,736,237 shares of the company’s common stock. The company recorded amortization of debt discounts, recognized as interest expense, in the amount of $234,000 and accrued interest of $40,000 during the six months ended June 30, 2021. On June 30, 2021, the principal balance together with accrued interest is recorded on the Company’s condensed consolidated balance sheet net of discounts at $126,000.

The following table summarized the Company's convertible notes payable as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Beginning Balance	$64,000	$550,000
Proceeds from the issuance of convertible notes, net of issuance discounts	-	-
Repayments	-	(47,000)
Conversion of notes payable into common stock	(204,000)	(548,000)
Amortization of discounts	226,000	50,000
Liquidated damages	-	(53,000)
Debt settlement costs	-	96,000
Accrued Interest	40,000	16,000
Convertible notes payable, net	$126,000	$64,000

Convertible notes, long-term	$796,000	$1,000,000
Accrued interest and damages, long-term	54,000	14,000
Debt discounts, long-term	(724,000)	(950,000)
Long-term convertible notes payable, net	$126,000	$64,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

NOTE 6 - DERIVATIVE LIABILITY

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

The following table represents the Company's derivative liability activity for the six months ended June 30, 2021:

Six Months Ended June 30,
2021
Derivative liability balance, December 31, 2020	$1,382,000
Conversion into common stock during the period	(221,000)
Change in derivative liability during the period	172,000
Derivative liability balance, June 30, 2021	$1,333,000

The table below represents the average assumptions used in valuing the derivative liability on June 30, 2021:

Six Months Ended June 30,
2021
Expected life in years	4.27 – 4.39
Stock price volatility	192.63% - 195.65%
Risk free interest rate	0.46%
Expected dividends	-
Forfeiture rate	-

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Equity Line of Credit

The Company entered into a five-year Equity Line of Credit pursuant to an Equity Purchase Agreement with Brown Stone Capital, LP, dated September 30, 2020. Pursuant to the agreement, Brown Stone agreed to invest up to $14,000,000 to purchase the Company’s Common Stock, par value $0.0001 per share. The purchase price of the common shares is the lesser of the Fixed price or Market price. The Fixed price is $0.50 per share in years 1 and 2, after the effectiveness of a registration statement, and $1.00 per share in years 3, 4 and 5 after the effectiveness of this registration statement. The Market price is 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 10-trading day period immediately prior to the conversion date. In addition, the Company and Brown Stone entered into a Registration Rights Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Brown Stone’s investment pursuant to the Equity Purchase Agreement. As of June 30, 2021, no shares have been registered or sold pursuant to this agreement.

Operating Leases

The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015. Under the lease, the Company paid annual base rent on an escalating scale ranging from $143,000 to $152,000. In addition to the minimum basic rent, rent expense also includes approximately $1,000 per month for other items charged by the landlord in connection with rent. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. On April 1, 2021, the Company entered into a lease termination and payment agreement with the landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. As of June 30, 2021, the company had approximately $56,000 in unpaid rent which was reported as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2021.

Effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach California. The lease automatically renews on a continuing basis for an additional 6 months unless cancelled in writing 60 days prior the lease termination date. Under the lease, the Company pays monthly rent of $1,400.

Rent expense for the six months ended June 30, 2021 and 2020 was $48,000 and $65,000, respectively.

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company had until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). On May 17, 2021, the Company borrowed approximately $501,000 from a related party to pay its principal settlement liability with the Securities and Exchange Commission and has done so (See Note 2 – Related Party Transactions). As of June 30, 2021,the $500,000 together with accrued interest of approximately $1,000 has been paid to the Securities and Exchange Commission in settlement of this obligation.

In electing to settle with the Commission, the Company neither admitted nor denied liability to any of the Commission’s allegations in its complaint, and in consideration for the Commission discontinuing its action, the Company, along with the two other defendants Joseph Fiore and Berkshire Capital Management agreed to be jointly and severally liable for disgorgement of profits and prejudgment interest in the amount of two million dollars, and to each be solely liable to pay a civil penalty in the amount of five hundred thousand dollars. [1]

[1] In addition, an injunction was entered against the Company enjoined it from violating the antifraud, market manipulation, beneficial ownership reporting, and other provisions of the federal securities laws charged in the SEC’s complaint.

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

Judgments

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game.  Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The balance due as of June 30, 2021 and December 31, 2020 was approximately $97,000 and $95,000, respectively and is reported as part of current liabilities of discontinued operations.

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

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including potential credit losses on receivables and investments; impairment losses related to intangible assets and other long-lived assets; and contingent obligations.

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

NOTE 8 – EQUITY TRANSACTIONS

Common Stock:

Six Months Ended June 30, 2021

During the six months ended June 30, 2021, the Company issued an aggregate of 1,550,000 shares of restricted common stock to employees and directors with a total fair value of $239,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $239,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the six months ended June 30, 2021, the Company issued an aggregate of 3,000,000 shares of registered common stock to third party service providers with a total fair value of $371,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $371,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the six months ended June 30, 2021, the Company issued an aggregate of 1,242,854 shares of restricted common stock to third party service providers with a total fair value of $100,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $100,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the year ended December 31, 2020, the Company issued an aggregate of 3,736,237 shares of common stock with a total fair value of $425,000 in conversion of notes. As a result, the Company reduced the balance due on the notes and accrued interest by $204,000 and reduced the value of the derivative liability by $221,000 upon issuance.

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

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2020	5,799,900	$0.88
Granted	-	-
Exercised	-	-
Expired	(420,000)	1.00
Outstanding, June 30, 2021	5,379,900	$0.87
Exercisable, June 30, 2021	5,379,900	$0.87

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

The weighted average exercise prices, remaining lives for options granted, and exercisable as of June 30, 2021 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.25	1,000,000	0.31	$0.25	1,000,000	$0.25
$0.50	1,300,000	0.81	$0.50	1,300,000	$0.50
$1.00	1,679,900	0.61 – 1.31	$1.00	1,679,900	$1.00
$1.50	1,400,000	1.81	$1.50	1,400,000	$1.50
	5,379,900		$0.87	5,379,900	$0.87

On June 30, 2021, the Company’s closing stock price was $0.077 per share. As all outstanding options had an exercise price greater than $0.077 per share, there was no intrinsic value of the options outstanding as of June 30, 2021.

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2020	11,100,000	$0.39
Granted	-	-
Exercised	-	-
Expired	(3,900,000)	0.17
Outstanding, June 30, 2021	7,200,000	$0.40
Exercisable, June 30, 2021	7,200,000	$0.40

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of June 30, 2021, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.25	4,000,000	1.89 – 4.41
$0.50	2,200,000	1.72 – 2.03
$0.75	1,000,000	2.03
	7,200,000

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

On June 30, 2021, the Company’s closing stock price was $0.077 per share. As all outstanding warrants had an exercise price greater than $0.077 per share, there was no intrinsic value of the warrants outstanding as of June 30, 2021.

Shares Reserved:

On June 30, 2021, the Company has reserved 80,000,000 shares of common stock in connection with convertible notes with detachable warrants, 100,000,000 shares of common stock in connection with shares underlying an equity line of credit and 3,500,000 shares of common stock underlying warrants issued in connection with the court approved settlement agreement for a total of 183,500,000 reserved shares of common stock.

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

The assets and liabilities of our discontinued restaurant operations as of June 30, 2021 and December 31, 2020 consisted of $0 assets and $22,000 in accounts payable and accrued liabilities.

There were no operations for our discontinued restaurant during the six months ended June 30, 2021 and 2020.

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

The assets and liabilities of our discontinued digital media operations as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Assets:
Accounts receivable, net	$13,000	$13,000
Capitalized gaming assets and licensing rights, net	-	75,000
Total Assets	$13,000	$88,000

Liabilities:
Accounts payable and accrued liabilities	$769,000	$745,000
Total Liabilities	$769,000	$745,000

 SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

The results of operations of our discontinued digital media operations for the six months ended June 30, 2021 and 2020, included in the consolidated statements of operations as discontinued operations, consisted of the following:

	Six months ended	Six months ended
	June 30,	June 30,
	2021	2020
Revenues:	$-	$3,000

Expenses
Labor and related expenses	-	8,000
Other general and administrative	-	37,000
Total operating expenses	-	45,000
Operating loss	-	(42,000)

Other income (expense)
Interest expense	(24,000)	(21,000)
Write down of assets	(75,000)	-
Loss on discontinued operations	$(99,000)	$(63,000)

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company’s common shares were up-listed to and began trading on the OTCQB Venture Market under the ticker symbol “SPYR”.

Subsequent to June 30, 2021, the Company received conversion notices received from a lender requesting the conversion of approximately $115,000 of the notes to 3,561,830 shares of the company’s common stock.

Subsequent to June 30, 2021, the Company amended it convertible notes payable to adjust the conversion price to the lower of $0.25 per share or 50% of the average of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock for the twenty trading days prior to an election to convert and to remove the Company’s obligation to pay 8% interest on the outstanding principal amounts due under the notes.

Subsequent to June 30, 2021, the Company entered into agreements to borrow funds from a third party pursuant to which, the Company borrowed $73,000 with interest at 8% per annum, due and payable in full on or before February 11, 2021.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of June 30, 2021, and we undertake no duty to update this information.

Plan of Operations

Through our wholly owned subsidiary Applied Magix Inc., acquired October 20, 2020, we are a registered Apple® developer, and reseller of Apple ecosystem compatible products with emphasis on the smart home market. As such, we are in the global “Internet of Things” (IoT) market, and more specifically, the segment of the market related to the development, manufacture and sale of devices and accessories specifically built on Apple’s HomeKit® framework. These products work within the Apple® HomeKit® ecosystem and are exclusive to the Apple market and its consumers. Through our wholly owned subsidiary SPYR APPS, LLC, d/b/a SPYR GAMES we develop, publish, and co-publish mobile games, and then generate revenue through those games by way of advertising and in-app purchases. Our primary focus moving forward is on the development and expansion of our Apple compatible products and devices.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2021 TO 2020

The consolidated results of continuing operations for the three months ended June 30, 2021 and 2020 are as follows:

	Applied Magix	Corporate	Consolidated

Three Months Ended June 30, 2021
Revenues	$1,000	$-	$1,000
Cost of goods sold	(2,000)	-	(2,000)
Labor and related expenses	(100,000)	(186,000)	(286,000)
Rent	(4,000)	(16,000)	(20,000)
Depreciation and amortization	(2,000)	(2,000)	(4,000)
Professional fees	(5,000)	(129,000)	(134,000)
Research and development	(5,000)	-	(5,000)
Other general and administrative	(36,000)	(19,000)	(55,000)
Operating loss	(153,000)	(352,000)	(505,000)

Interest Expense	-	(242,000)	(242,000)
Change in Value of derivative liability	-	(68,000)	(68,000)
Unrealized gain (loss) on trading securities	-	-	-
Other expense	-	(310,000)	(310,000)
Loss from continuing operations	$(153,000)	$(662,000)	$(815,000)

	Applied Magix	Corporate	Consolidated
Three Months Ended June 30, 2020
Revenues	$-	$-	$-
Labor and related expenses	-	(151,000)	(151,000)
Rent	-	(28,000)	(28,000)
Depreciation and amortization	-	(9,000)	(9,000)
Professional fees	-	(11,000)	(11,000)
Other general and administrative	-	(55,000)	(55,000)
Operating loss	-	(254,000)	(254,000)

Interest Expense	-	(44,000)	(44,000)
Gain on disposition of assets	-	1,000	1,000
SBA EIDL grant	-	3,000	3,000
Unrealized loss on trading securities	-	2,000	2,000
Other expense	-	(38,000)	(38,000)
Loss from continuing operations	$-	$(292,000)	$(292,000)

Results of Operations

For the three months ended June 30, 2021 the Company had a loss from continuing operations of $815,000 compared to a loss from continuing operations of $292,000 for the three months ended June 30, 2020. This change is due primarily increases in labor and related expenses of $135,000, professional fees of $123,000, research and development of $5,000, partially offset by decreases in rent of $8,000, and depreciation and amortization of $5,000 during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Other items contributing to the change included increases in interest expense of $198,000 and change in value of derivative liability of $68,000.

More detailed explanation of the three months ended June 30, 2021 and 2020 changes are included in the following discussions.

Total Revenues - For the three months ended June 30, 2021 and 2020, the Company had total revenue of $1,000 and $0, respectively, for an increase of $1,000. This change is due to our entry into new business operations focused on the development of our wholly owned subsidiary, Applied Magix. The Company received its first order of inventory during late March 2021 consisting of Apple HomeKit products for resale by the Company and our second order of inventory in mid May 2021 consisting of MagiXDrive, our branded Apple CarPlay product for resale by the company. These products are available for sale through its website at https://appliedmagix.com/shop/, as well as the eBay Marketplace, Amazon Marketplace, and Walmart’s online marketplace. In addition, the Company has also paid a down payment in the amount of $32,500 for the development of Applied Magix proprietary products expected to be completed later this year.

Cost of goods sold include the costs of inventory, inbound freight, duty and customs charges for the items sold during the period and inventory write downs recognized during the period.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the three months ended June 30, 2021 the company had total labor and related expenses of $286,000 with $136,000 being settled in cash, $126,000 in accrued salaries, and $24,000 being paid in restricted stock recorded at fair value. For the three months ended June 30, 2020 the company had total labor and related expenses of $151,000 with $51,000 being settled in cash and $100,000 in accrued salaries. The cost of labor is expected to increase in conjunction with expansion of operations.

The cost of rent decreased $8,000 from $28,000 for the three months ended June 30, 2020 to $20,000 for the three months ended June 30, 2021. The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company paid annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. On April 1, 2021, the Company entered into a lease termination and payment agreement with its landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. In addition, effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach California. Under the lease, the Company pays monthly rent of $1,400.

Depreciation and amortization expenses decreased by approximately $5,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Depreciation and amortization expenses are attributable to depreciation of property and equipment and amortization of intangible assets in service during respective periods. We expect depreciation and amortization expenses to increase in 2021 commensurate with the acquisition of additional property, equipment, and intangible assets in connection with our planned Applied Magix business operations.

Professional fees increased $123,000 from $11,000 for the three months ended June 30, 2020 to $134,000 for the three months ended June 30, 2021. Of the $134,000, $34,000 was paid in cash for legal, accounting, and other professional service needs and $100,000 was paid in restricted stock recorded at fair value. Professional fees during the three months ended June 30, 2020 included $11,000 in legal, accounting, and other professional service needs.

Research and development costs during the three months ended June 30, 2021 were $5,000, compared to research and development costs of $0 during the three months ended June 30, 2020. Research and development costs are expected to increase as we develop our planned proprietary Apple HomeKit products.

Other general and administrative expenses remained level at $55,000 for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

The Company had interest expense on a related party notes payable, short-term notes payable, convertible notes payable, and U.S. Small Business Administration debt of $242,000 for the three months ended June 30, 2021. The company had interest expense on a related party notes payable and convertible notes payable of $44,000 for the three months ended June 30, 2020.

The Company sold certain office equipment for $5,000 which resulted in a gain on disposition of assets of $1,000 for the three months ended June 30, 2020. The Company did not have a corresponding gain for the three months ended June 30, 2021.

The Company received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration during the for the three months ended June 30, 2020. The Company did not have a corresponding grant for the three months ended June 30, 2021.

The Company recognized a loss on the change in value of a derivative liability related to its long-term convertible notes payable in the amount of $68,000 for the three months ended June 30, 2021. The Company did not have a corresponding loss for the three months ended June 30, 2020.

The Company had unrealized gains on trading securities of $0 for the three months ended June 30, 2021 compared to unrealized losses of $2,000 for the three months ended June 30, 2020. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2021 TO 2020

The consolidated results of continuing operations for the six months ended June 30, 2021 and 2020 are as follows:

	Applied Magix	Corporate	Consolidated

For the Six Months Ended June 30 2021
Revenues	$1,000	$-	$1,000
Related party service revenues	-	-	-
Cost of goods sold	(2,000)	-	(2,000)
Labor and related expenses	(203,000)	(572,000)	(775,000)
Rent	(6,000)	(42,000)	(48,000)
Depreciation and amortization	(4,000)	(3,000)	(7,000)
Professional fees	(12,000)	(551,000)	(563,000)
Research and development	(9,000)	-	(9,000)
Other general and administrative	(65,000)	(36,000)	(101,000)
Operating loss	(300,000)	(1,204,000)	(1,504,000)

Interest Expense	-	(344,000)	(344,000)
Gain on disposition of assets	-	5,000	5,000
Change in Value of derivative liability	-	(172,000)	(172,000)
Unrealized gain (loss) on trading securities	-	1,000	1,000
Other expense	-	(510,000)	(510,000)
Loss from continuing operations	$(300,000)	$(1,714,000)	$(2,014,000)

	Applied Magix	Corporate	Consolidated
For the Six Months Ended June 30 2020
Revenues	$-	$-	$-
Related party service revenues	-	185,000	185,000
Labor and related expenses	-	(328,000)	(328,000)
Rent	-	(65,000)	(65,000)
Depreciation and amortization	-	(19,000)	(19,000)
Professional fees	-	(53,000)	(53,000)
Research and Development	-	-	-
Other general and administrative	-	(117,000)	(117,000)
Operating loss	-	(397,000)	(397,000)

Interest Expense	-	(89,000)	(89,000)
Gain on disposition of assets	-	1,000	1,000
SBA EIDL grant	-	3,000	3,000
Unrealized loss on trading securities	-	1,000	1,000
Other expense	-	(84,000)	(84,000)
Loss from continuing operations	$-	$(481,000)	$(481,000)

Results of Operations

For the six months ended June 30, 2021 the Company had a loss from continuing operations of $2,014,000 compared to a loss from continuing operations of $481,000 for the six months ended June 30, 2020. This change is due primarily to decreases in revenue of $184,000, and increases labor and related expenses of $447,000, professional fees of $510,000, research and development of $9,000, partially offset by decreases in rent of $17,000, depreciation and amortization of $12,000, and other general and administrative costs of $16,000 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Other items contributing to the change included increases in interest expense of $255,000, gain on disposition of assets of $4,000, and change in value of derivative liability of $172,000

More detailed explanation of the six months ended June 30, 2021 and 2020 changes are included in the following discussions.

Total Revenues - For the six months ended June 30, 2021 and 2020, the Company had total revenue of $1,000 and $185,000, respectively, for a decrease of $184,000. This change is due to the Company no longer providing professional services to related parties. Since March 31, 2020, the Company has not and does not anticipate that it will provide any further professional services to related parties. Our current business is focused on the development of our wholly owned subsidiary, Applied Magix. The Company received its first order of inventory during late March 2021 consisting of Apple HomeKit products for resale by the and our second order of inventory in mid May 2021 consisting of MagiXDrive, our branded Apple CarPlay product for resale by the company. These products are available for sale through its website at https://appliedmagix.com/shop/, as well as the eBay Marketplace, Amazon Marketplace, and Walmart’s online marketplace. In addition, the Company has also paid a down payment in the amount of $32,500 for the development of Applied Magix proprietary products expected to be completed later this year.

Cost of goods sold include the costs of inventory, inbound freight, duty and customs charges for the items sold during the period and inventory write downs recognized during the period.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the six months ended June 30, 2021 the company had total labor and related expenses of $775,000 with $350,000 being settled in cash, $186,000 in accrued salaries, and $239,000 being paid in restricted stock recorded at fair value. For the six months ended June 30, 2020 the company had total labor and related expenses of $328,000 with $117,000 being settled in cash, $186,000 in accrued salaries, and $25,000 being paid in restricted stock recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of operations.

The cost of rent decreased $17,000 from $65,000 for the six months ended June 30, 2020 to $48,000 for the six months ended June 30, 2021. The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company paid annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. On April 1, 2021, the Company entered into a lease termination and payment agreement with its landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. In addition, effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach California. Under the lease, the Company pays monthly rent of $1,400.

Depreciation and amortization expenses decreased by approximately $12,000 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Depreciation and amortization expenses are attributable to depreciation of property and equipment and amortization of intangible assets in service during respective periods. We expect depreciation and amortization expenses to increase in 2021 commensurate with the acquisition of additional property, equipment, and intangible assets in connection with our planned Applied Magix business operations.

Professional fees increased $510,000 from $53,000 for the six months ended June 30, 2020 to $563,000 for the six months ended June 30, 2021. Of the $563,000, $92,000 was paid in cash for legal, accounting, and other professional service needs and $471,000 was paid in restricted stock recorded at fair value. Professional fees during the six months ended June 30, 2020 included $53,000 in legal, accounting, and other professional service needs.

Research and development costs during the six months ended June 30, 2021 were $9,000, compared to research and development costs of $0 during the six months ended June 30, 2020. Research and development costs are expected to increase as we develop our planned proprietary Apple HomeKit products.

Other general and administrative expenses decreased $16,000 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease can be attributed primarily to reductions in costs of insurance of $56,000, partially offset by increases in advertising of $18,000 and various other general and administrative cost $22,000.

The Company had interest expense on a related party notes payable, short-term notes payable, convertible notes payable and U.S. Small Business Administration debt of $344,000 for the six months ended June 30, 2021. The company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $89,000 for the six months ended June 30, 2020.

The Company sold certain office equipment for $8,000 which resulted in a gain on disposition of assets of $5,000 for the six months ended June 30, 2021. The Company sold certain office equipment for $5,000 which resulted in a gain on disposition of assets of $1,000 for the three months ended June 30, 2020.

The Company received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration during the for the six months ended June 30, 2020. The Company did not have a corresponding grant for the six months ended June 30, 2021.

The Company recognized a loss on the change in value of a derivative liability related to its long-term convertible notes payable in the amount of $172,000 for the six months ended June 30, 2021. The Company did not have a corresponding loss for the six months ended June 30, 2020.

The Company had unrealized gains on trading securities of $1,000 for the six months ended June 30, 2021 compared to unrealized losses of $1,000 for the six months ended June 30, 2020. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss for the six months ended June 30, 2021 of $2,113,000 and utilized cash in operations of $1,143,000. As of June 30, 2021, the Company had current assets of $155,000, which included cash and cash equivalents of $34,000, prepaid expenses of $45,000, inventory of $61,000, trading securities of $2,000, and current assets of discontinued operations of $13,000.

During the six months ended June 30, 2021, the Company has met its capital requirements through a combination of proceeds from related party notes payable, proceeds from short-term notes payable, proceeds from SBA PPP note payable, from the sale of certain office equipment, and through the use of existing cash reserves.

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

The Company also plans to expand and/or diversify, through acquisition or otherwise, in other related or unrelated business areas as opportunities present themselves.

Operating Activities - For the six months ended June 30, 2021, the Company used cash in operating activities of $1,143,000. For the six months ended June 30, 2020, the Company used cash in operating activities of $71,000. Operating activities consist of corporate overhead and development of Applied Magix products. Increases are due to increases in cash-paid operating expenses. See the above results of operations discussion for more details.

Investing Activities - During the six months ended June 30, 2021, the Company sold property and equipment for $8,000. During the six months ended June 30, 2020, the Company purchased property and equipment for $5,000 and sold property and equipment for $5,000.

Financing Activities - During the six months ended June 30, 2021, the Company borrowed $501,000 from related parties, $85,000 from third parties and $73,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program. During the six months ended June 30, 2020, the Company borrowed $71,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program and received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration.

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

As of June 30, 2021, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent audit committee.

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company had until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). On May 17, 2021, the Company borrowed approximately $501,000 from a related party to pay its principal settlement liability with the Securities and Exchange Commission and has done so (See Note 2 – Related Party Transactions). As of June 30, 2021,the $500,000 together with accrued interest of approximately $1,000 has been paid to the Securities and Exchange Commission in settlement of this obligation.

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

Judgments

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game.  Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed.  SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The balance due as of June 30, 2021 and December 31, 2020 was approximately $97,000 and $95,000, respectively and is reported as part of current liabilities of discontinued operations.

ITEM 1A.           RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3	Amended Articles of Incorporation (1)
10.1	Securities Purchase Agreement dated September 30, 2020 (1)
10.2	Exhibit A to Securities Purchase Agreement, Convertible Promissory Note dated September 30, 2020 (1)
10.3	Exhibit B to Securities Purchase Agreement, Stock Purchase Warrant dated September 30, 2020 (1)
10.4	Exhibit C to Securities Purchase Agreement, Registration Rights Agreement dated September 30, 2020 (1)
10.5	Equity Purchase Agreement dated September 30, 2020 (1)
10.6	Registration Rights Agreement dated September 30, 2020 (1)
10.7	Stock Purchase Agreement for the acquisition of Applied Magix dated October 20, 2020 (1)
14	Code of Ethics (1)
21	Subsidiaries of the Company (1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

**          Filed herewith

***        Furnished Herewith

(1)          Incorporated by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2021

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Barry D. Loveless
Barry D. Loveless
Chief Financial Officer
(Principal Financial and Accounting Officer)

