Form 10-Q
period 2021-09-30
SPYR, Inc.
filed 2021-11-22
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

(303) 991-8000

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and” smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 22, 2021 there were 223,228,552 shares of the Registrant’s common stock.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$30,000	$510,000
Other Receivables	-	4,000
Prepaid Expenses	46,000	49,000
Inventory	60,000	-
Trading Securities, at Market Value	2,000	1,000
Current Assets of Discontinued Operations	14,000	13,000
Total Current Assets	152,000	577,000

Other Assets:
Property and Equipment, net	17,000	31,000
Intangible Assets, net	1,000	3,000
Operating Lease Right-of-Use Asset	-	28,000
Other Assets	13,000	13,000
Non-Current Assets of Discontinued Operations	-	75,000
TOTAL ASSETS	$183,000	$727,000

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,605,000	$1,561,000
Related Party Short-Term Advances	-	1,184,000
Related Party Line of Credit	-	1,204,000
Related Party Notes Payable, current portion	512,000	-
Short-Term Notes Payable	202,000	-
SBA PPP Note Payable, current portion	72,000	51,000
Operating Lease Liability, current portion	-	54,000
Current Liabilities of Discontinued Operations	803,000	767,000
Total Current Liabilities	3,194,000	4,821,000

COMMITMENTS AND CONTINGENCIES	-	-

Long-Term Liabilities:
Related Party Notes Payable	2,496,000	-
SBA PPP Note Payable	-	20,000
Long-Term Convertible Notes Payable, net	27,000	64,000
Derivative Liability	1,761,000	1,382,000
Total Liabilities	7,478,000	6,287,000

Stockholders’ Equity (Deficit):
Preferred Stock, Class A, $0.0001 par value, 10,000,000 shares authorized; 107,636 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	11	11
Preferred Stock, Class E, $0.0001 par value, 10,000,000 shares authorized; 20,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized; 223,228,552 and 210,137,631 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	22,323	21,014
Additional Paid-In Capital	56,831,664	55,391,973
Accumulated Deficit	(64,149,000)	(60,973,000)
Total Stockholder’s Equity (Deficit)	(7,295,000)	(5,560,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$183,000	$727,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SPYR, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$-	$1,000	$1,000	$4,000
Related Party Service Revenues	-	-	-	185,000
Cost of Goods Sold	-	-	(2,000)	-
Gross Margin	-	1,000	(1,000)	189,000

Expenses:
Labor and Related Expenses	256,000	151,000	1,031,000	487,000
Rent	5,000	23,000	53,000	88,000
Depreciation and Amortization	3,000	9,000	10,000	28,000
Professional Fees	43,000	12,000	606,000	65,000
Research and Development	-	-	9,000	-
Other General and Administrative	133,000	29,000	234,000	183,000
Total Operating Expenses	440,000	224,000	1,943,000	851,000

Operating Loss	(440,000)	(223,000)	(1,944,000)	(662,000)

Other Income (Expenses)
Interest Expense	(185,000)	(70,000)	(529,000)	(180,000)
Gain (Loss) on Disposition of Assets	(1,000)	1,000	4,000	2,000
Gain on Settlement of Debt	498,000	-	498,000	-
Loss on Issuance of Convertible Debt	(832,000)	-	(832,000)	-
Gain on Forgiveness of Debt	73,000	-	73,000	-
Write-Down of Assets	-	(25,000)	-	(25,000)
SBA EIDL Grant	-	-	-	3,000
Change in Value of Derivative Liability	(164,000)	-	(336,000)	-
Unrealized Gain (Loss) on Trading Securities	-	(1,000)	1,000	-
Total Other Income (Expenses)	(611,000)	(95,000)	(1,121,000)	(200,000)

Loss from Continuing Operations	(1,051,000)	(318,000)	(3,065,000)	(862,000)
Loss from Discontinued Operations	(12,000)	-	(111,000)	-
Net Loss	$(1,063,000)	$(318,000)	$(3,176,000)	$(862,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding	222,105,801	202,524,370	215,637,527	202,116,518

The accompanying notes are an integral part of these unaudited consolidated financial statements

SPYR, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For The Nine Months Ended September 30, 2021

(Unaudited)

	Preferred Stock, Class A		Preferred Stock, Class E		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$55,391,973	$(60,973,000)	$(5,560,000)
Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	1,400,000	140	214,860	-	215,000
Fair Value of S-8 Registered Common Stock Issued for Services	-	-	-	-	3,000,000	300	370,700	-	371,000
Net Loss	-	-	-	-	-	-	-	(1,211,000)	(1,211,000)
Balance, March 31, 2021	107,636	$11	20,000	$2	214,537,631	$21,454	$55,977,533	$(62,184,000)	$(6,185,000)

Balance, March 31, 2021	107,636	$11	20,000	$2	214,537,631	$21,454	$55,977,533	$(62,184,000)	$(6,185,000)
Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	150,000	15	23,985	-	24,000
Fair Value of Restricted Common Stock Issued for Services	-	-	-	-	1,242,854	124	99,876	-	100,000
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	3,736,237	374	424,626	-	425,000
Net Loss	-	-	-	-	-	-	-	(902,000)	(902,000)
Balance, June 30, 2021	107,636	$11	20,000	$2	219,666,722	$21,967	$56,526,020	$(63,086,000)	$(6,538,000)

Balance, June 30, 2021	107,636	$11	20,000	$2	219,666,722	$21,967	$56,526,020	$(63,086,000)	$(6,538,000)
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	3,561,830	356	305,644	-	306,000
Net Loss	-	-	-	-	-	-	-	(1,063,000)	(1,063,000)
Balance, September 30, 2021	107,636	$11	20,000	$2	223,228,552	$22,323	$56,831,664	$(64,149,000)	$(7,295,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SPYR, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For The Nine Months Ended September 30, 2020

(Unaudited)

	Preferred Stock, Class A		Preferred Stock, Class E		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance, December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	$53,509,899	$(57,916,000)	$(4,386,000)
Fair Value of Common Stock issued for Employee Compensation	-	-	-	-	1,250,000	125	24,875	-	25,000
Net Loss	-	-	-	-	-	-	-	(227,000)	(227,000)
Balance, March 31, 2020	107,636	$11	20,000	$2	202,130,131	$20,213	$53,534,774	$(58,143,000)	$(4,588,000)

Balance, March 31, 2020	107,636	$11	20,000	$2	202,130,131	$20,213	$53,534,774	$(58,143,000)	$(4,588,000)
Net Loss	-	-	-	-	-	-	-	(317,000)	(317,000)
Balance, June 30, 2020	107,636	$11	20,000	$2	202,130,131	$20,213	$53,534,774	$(58,460,000)	$(4,905,000)

Balance, June 30, 2020	107,636	$11	20,000	$2	202,130,131	$20,213	$53,534,774	$(58,460,000)	$(4,905,000)
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	1,007,500	101	151,899	-	152,000
Fair Value of Warrants Issued to settle Convertible Notes Payable	-	-	-	-	-	-	95,000	-	95,000
Net Loss	-	-	-	-	-	-	-	(318,000)	(318,000)
Balance, September 30, 2020	107,636	$11	20,000	$2	203,137,631	$20,314	$53,781,673	$(58,778,000)	$(4,976,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SPYR, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(3,176,000)	$(862,000)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss on Discontinued Operations	111,000	-
Depreciation and Amortization	10,000	28,000
Common Stock Issued for Employee Compensation	239,000	25,000
Common Stock Issued for Services	471,000	-
Amortization of Debt Discounts on Convertible Notes Payable	356,000	-
(Gain) on Disposition of Assets	(4,000)	(2,000)
Loss on Write-Down of Assets	-	25,000
(Gain) on Settlement of Debt	(498,000)	-
Loss on Conversion of Debt	832,000	-
(Gain) on Forgiveness of Debt	(73,000)	-
SBA EIDL Grant	-	(3,000)
Change in Value of Derivative Liability	336,000	-
Unrealized (Gain) on Trading Securities	(1,000)	-
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	4,000	63,000
Decrease in Prepaid Expenses	3,000	13,000
Increase in Inventory	(60,000)	-
Decrease in Operating Lease Right-of-Use Asset	28,000	29,000
Increase in Operating Lease Right-of-Use Liability	(54,000)	-
Increase in Accounts Payable and Accrued Liabilities	46,000	456,000
Increase in Accrued Interest on Notes Payable - Related Party	53,000	-
Increase in Accrued Interest on Short-Term Advances - Related Party	-	51,000
Increase in Accrued Interest on Notes Payable	5,000	-
Increase in Accrued Interest on Line of Credit - Related Party	-	52,000
Increase in Accrued Interest and Liquidated Damages on Convertible Notes	111,000	46,000
Net Cash Used in Operating Activities	(1,261,000)	(79,000)

Net Cash Used in Discontinued Operating Activities	(1,000)	-

Cash Flows From Investing Activities:
Purchase of Property and Equipment	-	(5,000)
Sale of Property and Equipment	10,000	8,000
Net Cash Provided by Investing Activities	10,000	3,000

Cash Flows From Financing Activities:
Proceeds from Related Party Notes Payable	501,000	-
Proceeds from Long-Term Notes Payable	198,000	-
Proceeds from SBA EIDL Grant	-	3,000
Proceeds from SBA PPP Note Payable	73,000	71,000
Net Cash Provided by Financing Activities	772,000	74,000

Net Increase (Decrease) in Cash	(480,000)	(2,000)
Cash and Cash Equivalents at Beginning of Period	510,000	10,000
Cash and Cash Equivalents at End of Period	$30,000	$8,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest Paid during the Period	$-	$1,000
Income Taxes Paid during the Period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants Issued to Settle Convertible Notes Payable	$-	$95,000
FV partial conversion embedded conversion option	$220,592	$-
Common Stock Issued for Debt Conversion	$320,000	$152,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly owned subsidiaries, Applied Magix, Inc., a Nevada corporation, SPYR APPS, LLC, a Nevada Limited Liability Company (discontinued operations, see Note 9), E.A.J.: PHL, Airport Inc., a Pennsylvania corporation (discontinued operations, see Note 9), and Branded Foods Concepts, Inc., a Nevada corporation (dissolution pending). Intercompany accounts and transactions have been eliminated.

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

As shown in the accompanying financial statements, for the Nine months ended September 30, 2021, the Company recorded a net loss of $3,176,000 and utilized cash in operations of $1,260,000. As of September 30, 2021, our cash balance was $30,000, and we had trading securities valued at $2,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

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

Earnings (Loss) Per Share

The basic and fully diluted shares for the three months ended September 30, 2021 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,385,042, Options – 5,379,900, Warrants – 7,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended September 30, 2021.

The basic and fully diluted shares for the three months ended September 30, 2020 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 803,213, Options – 849,900, Warrants – 9,800,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended September 30, 2020.

The basic and fully diluted shares for the nine months ended September 30, 2021 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,385,042, Options – 5,379,900, Warrants – 7,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the nine months ended September 30, 2021.

The basic and fully diluted shares for the nine months ended September 30, 2020 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 803,213, Options – 849,900, Warrants – 9,800,000) would have had an anti-dilutive effect due to the Company generating a loss for the nine months ended September 30, 2020.

Product Research and Development Costs

Costs incurred for product research and development are expensed as incurred. During the nine months ended September 30, 2021 and 2020, the Company incurred $9,000 and $0 in product development costs paid to independent third parties.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

We adopted this new revenue recognition standard along with its related amendments on January 1, 2018 and have updated our accounting policy for revenue recognition. As expected, at our current level of revenue, the adoption of this new standard did not impact our financial position or results of operations or operating cash flows.

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

Through our wholly owned subsidiary Applied Magix we are a registered Apple® developer, and reseller of Apple ecosystem compatible products and accessories with an emphasis on the smart home market. The Company’s products are available for sale through its website at https://appliedmagix.com/shop/, as well as the eBay Marketplace and Amazon Marketplace. Payment is required at time of purchase and the purchase price is a fixed amount.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventory

The Company’s inventory consisting of Magix Drive units and Apple HomeKit compatible products for resale by the Company, is recorded at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. During the nine months ended September 30, 2021 and 2020, the Company recognized inventory write downs of approximately $1,000. As of September 30, 2021, the inventory was valued at $60,000. As of December 31, 2020, the company held no inventory.

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

The fair value of the Company’s stock option and warrant grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2021, the Company’s only derivative financial instruments were embedded conversion features associated with long-term convertible notes payable which contain certain provisions that allow for a variable number of shares on conversion.

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

Advertising Costs

Advertising, marketing, and promotional costs are expensed as incurred and included in general and administrative expenses. Advertising, marketing, and promotional expense was $118,000 and $0 for the nine months ended September 30, 2021, and 2020, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying condensed consolidated statements of operations.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

NOTE 2 – RELATED PARTY TRANSACTIONS

On September 5, 2017, the Company obtained a revolving line of credit (LOC) from Berkshire Capital Management Co., Inc. which is controlled by the Company’s former chairman of the board. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS®, LLC. The loan was fully drawn as of February 2018, at which time the Company had borrowed $1,000,000. During 2018 and 2019, the Company has received an additional $1,062,000 in the form of short-term advances (Advances) from Berkshire Capital Management Co., Inc. The last advance occurred on September 30, 2019; at which time the Company had borrowed $1,062,000. No further advances are expected from Berkshire Capital Management Co., Inc. The Company has accrued interest on these short-term advances at 6% per annum. On June 17, 2021, the Company and Berkshire entered into a debt consolidation agreement to consolidate the LOC and Advances into a single balloon note with interest at 6% per annum and an extended due date of December 31, 2025, thereby replacing and otherwise cancelling the LOC and Advances. The June 17, 2021 consolidated balance due was approximately $2,454,000. As of September 30, 2021, the consolidated balance due with accrued interest was approximately $2,496,000.

During the three months ended March 31, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc. Subsequent to March 31, 2020, the Company has not and does not anticipate that it will provide any further professional services to related parties.

On May 17, 2021, the Company entered into an agreement to borrow funds from the 481149 Irrevocable Trust, a related party, that controls all of the currently outstanding preferred stock of the Company and the trustee of which is a member of the Company’s board of directors. Pursuant to the agreement, the Company borrowed approximately $501,000 with interest at 6% per annum, due and payable in full on May 17, 2022. As of September 30, 2021, the balance due with accrued interest was approximately $512,000.

NOTE 3 – SHORT TERM NOTES

On May 27, 2021, the Company entered into an agreement to borrow funds from a third party pursuant to which, the Company borrowed $85,000 with interest at 8% per annum, due and payable in full on or before November 27, 2021. On August 11, 2021, the Company entered into an agreement to borrow funds from a third party pursuant to which, the Company borrowed $33,333 with interest at 8% per annum, due and payable in full on or before February 11, 2022.

On August 12, 2021, the Company entered into an agreement to borrow funds from a third party pursuant to which, the Company borrowed $40,000 with interest at 8% per annum, due and payable in full on or before February 12, 2022. On September 9, 2021, the Company entered into an agreement to borrow funds from a third party pursuant to which, the Company borrowed $40,000 with interest at 8% per annum, due and payable in full on or before March 9, 2022. As of September 30, 2021, the balance due with accrued interest was approximately $202,000.

NOTE 4 – SMALL BUSINESS ADMINISTRATION DEBT

On May 12, 2020, the Company received a Paycheck Protection Program loan from the U.S. Small Business Administration (SBA) in the approximate amount of $71,000. The loan agreement provides for six months principal and interest deferral. The interest rate is 1%. Under the terms of the loan, up to 100% of the loan may be forgiven conditioned upon meeting certain requirements for the use of funds. As of September 30, 2021, the balance due on this note with accrued interest was $72,000.

On January 21, 2021, the Company received a second Paycheck Protection Program loan from the U.S. Small Business Administration in the approximate amount of $73,000. The interest rate is 1%. Under the terms of the loan, up to 100% of the loan may be forgiven conditioned upon meeting certain requirements for the use of funds. Any amount not forgiven must be repaid in equal monthly payments of principal and interest beginning in May 2022. On February 2, 2021, the Company submitted its application to the SBA for forgiveness, which was correspondingly confirmed forgiven as of August 20, 2021. As of September 30, 2021, the balance due on this note was approximately $0.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES

On September 30, 2020, the Company entered into a Stock Purchase Agreement with a third-party investor. By virtue of the Stock Purchase Agreement, in two separate closings, the Company agreed to sell, in each closing, an 8% $500,000 Convertible Promissory Note and Warrant to purchase one million common shares. Each Convertible Promissory Note bears 8% interest and matures five year after issuance. Amounts due under the Convertible Promissory Note are convertible into the Registrant’s common stock at the lower of $0.25 per share or 70% of the average of the three lowest Variable Weighted Average Price (“VWAP”) for the Registrant’s common stock for the twenty trading days prior to an election to convert. The Warrants are exercisable for five-years at an exercise price of 0.25 per share or, subject to the Registrant filing a registration statement including the shares of common stock that may be issued upon exercise of the Warrant, in a cashless exercise. The first closing occurred October 5, 2020 upon the receipt by the Company of a check for $500,000. The Company received two payments in the amount of $250,000 each on November 20, 2020 and November 24, 2020 in connection with the second closing. Total proceeds from the issuance of these convertible notes payable was $1,000,000. The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. The conversion features were valued at $1,514,000 at the time of closing and the Company recognized a derivative liability of $1,514,000 with corresponding debt discounts of $1,000,000 and a loss on issuance of long-term convertible notes payable of $514,000. During May and June of 2021, the Company received conversion notices received from the lender requesting the conversion of approximately $204,000 ($160,000 principal and $44,000 interest) of the notes to 3,736,237 shares of the company’s common stock. On July 29, 2021, a convertible note holder converted $100,000 of principal debt and $15,000 of interest at a conversion rate of $0.0324 a share, into 3,561,830 Common Stock shares. On August 6, 2021, the company entered into an Amendment of the existing convertible debt, of which resulted in the conversion rates changing to 50% of the average of the lowest VWAP, and the interest on the loan was eliminated., as well as, a $455,000 increase in the Derivative Liability portion of the convertible debt, from $1,382,000 to $1,761,000. The company recorded amortization of debt discounts, recognized as interest expense, in the amount of $330,000 and accrued interest of $47,000 during the nine months ended September 30, 2021. On September 30, 2021, the principal balance together with accrued interest is recorded on the Company’s condensed consolidated balance sheet net of discounts at $27,000.

The following table summarized the Company’s convertible notes payable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Beginning Balance	$64,000	$550,000
Proceeds from the issuance of convertible notes, net of issuance discounts	-	-
Repayments	-	(47,000)
Conversion of notes payable and accrued interest into common stock	(320,000)	(548,000)
Amortization of discounts	330,000	50,000
Extinguishment of Debt	(108,000)	-
Liquidated damages	-	(53,000)
Debt settlement costs	-	96,000
Accrued Interest	61,000	16,000
Convertible notes payable, net	$27,000	$64,000

Convertible notes, long-term	$740,000	$1,000,000
Accrued interest and damages, long-term	-	14,000
Debt discounts, long-term	(713,000)	(950,000)
Long-term convertible notes payable, net	$27,000	$64,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

NOTE 6 – DERIVATIVE LIABILITY

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

The following table represents the Company’s derivative liability activity for the nine months ended September 30, 2021:

Nine Months Ended September 30,
2021
Derivative liability balance, December 31, 2020	$1,382,000
Decrease due to conversion of the underlying note	(412,000)
Increase due to modifications of underlying notes	455,000
Change in derivative liability during the period	336,000
Derivative liability balance, September 30, 2021	$1,761,000

The table below represents the average assumptions used in valuing the derivative liability on September 30, 2021:

Nine Months Ended September 30,
2021
Expected life in years	4.14
Stock price volatility	195.21%
Risk free interest rate	0.42%
Expected dividends	-
Forfeiture rate	-

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Equity Line of Credit

The Company entered into a five-year Equity Line of Credit pursuant to an Equity Purchase Agreement with Brown Stone Capital, LP, dated September 30, 2020. Pursuant to the agreement, Brown Stone agreed to invest up to $14,000,000 to purchase the Company’s Common Stock, par value $0.0001 per share. The purchase price of the common shares is the lesser of the Fixed price or Market price. The Fixed price is $0.50 per share in years 1 and 2, after the effectiveness of a registration statement, and $1.00 per share in years 3, 4 and 5 after the effectiveness of this registration statement. The Market price is 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 10-trading day period immediately prior to the conversion date. In addition, the Company and Brown Stone entered into a Registration Rights Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Brown Stone’s investment pursuant to the Equity Purchase Agreement. On or about September 20, 2021, this agreement was cancelled and replaced with a similar Equity Line of Credit to Ares Capital. As of September 30, 2021, no shares have been registered or sold pursuant to this agreement.

Operating Leases

The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015. Under the lease, the Company paid annual base rent on an escalating scale ranging from $143,000 to $152,000. In addition to the minimum basic rent, rent expense also includes approximately $1,000 per month for other items charged by the landlord in connection with rent. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. On April 1, 2021, the Company entered into a lease termination and payment agreement with the landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. As of September 30, 2021, the company had approximately $45,000 in unpaid rent which was reported as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2021.

Effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach California. The lease automatically renews on a continuing basis for an additional 6 months unless cancelled in writing 60 days prior the lease termination date. Under the lease, the Company pays monthly rent of $1,400.

Rent expense for the nine months ended September 30, 2021 and 2020 was $53,000 and $88,000, respectively.

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

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company had until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). On May 17, 2021, the Company borrowed approximately $501,000 from a related party to pay its principal settlement liability with the Securities and Exchange Commission and has done so (See Note 2 – Related Party Transactions). As of September 30, 2021, the $500,000 together with accrued interest of approximately $1,000 has been paid to the Securities and Exchange Commission in settlement of this obligation.

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

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The balance due as of September 30, 2021 and December 31, 2020 was approximately $98,000 and $95,000, respectively and is reported as part of current liabilities of discontinued operations.

[1]	In addition, an injunction was entered against the Company enjoined it from violating the antifraud, market manipulation, beneficial ownership reporting, and other provisions of the federal securities laws charged in the SEC’s complaint.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Covid-19

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, the Company is anticipating potential reductions in revenue, labor and supply shortages, difficulty meeting debt covenants, delays in collecting accounts receivable and paying liabilities and changes in the fair value of assets and liabilities. Our necessity for fund raising activities make it reasonably possible that we are vulnerable to the risk of a near-term severe impact.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including potential credit losses on receivables and investments; impairment losses related to intangible assets and other long-lived assets; and contingent obligations.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock:

Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, the Company committed an aggregate of 150,000 shares of restricted common stock to directors with a total fair value of $7,000 for services rendered. The shares, once issued, are non-refundable and deemed earned upon issuance. As a result, the Company accrued the entire $7,000 as of September 30, 2021. The shares agreed upon were valued as of September 30, 2021, based upon closing market price of the Company’s common stock.

During the nine months ended September 30, 2021, the Company issued an aggregate of 1,550,000 shares of restricted common stock to employees and directors with a total fair value of $239,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $239,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the nine months ended September 30, 2021, the Company issued an aggregate of 3,000,000 shares of registered common stock to third party service providers with a total fair value of $371,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $371,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the nine months ended September 30, 2021, the Company issued an aggregate of 1,242,854 shares of restricted common stock to third party service providers with a total fair value of $100,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $100,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

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

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
December 31, 2020	5,799,900	$0.88
Granted	-	-
Exercised	-	-
Expired	(420,000)	1.00
Outstanding, September 30, 2021	5,379,900	$0.87
Exercisable, September 30, 2021	5,379,900	$0.87

The weighted average exercise prices, remaining lives for options granted, and exercisable as of September 30, 2021 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.25	1,000,000	0.06	$0.25	1,000,000	$0.25
$0.50	1,300,000	0.56	$0.50	1,300,000	$0.50
$1.00	1,679,900	0.36 – 1.06	$1.00	1,679,900	$1.00
$1.50	1,400,000	1.56	$1.50	1,400,000	$1.50
	5,379,900		$0.87	5,379,900	$0.87

On September 30, 2021, the Company’s closing stock price was $0.0452 per share. As all outstanding options had an exercise price greater than $0.0452 per share, there was no intrinsic value of the options outstanding as of September 30, 2021.

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2020	11,100,000	$0.39
Granted	-	-
Exercised	-	-
Expired	(3,900,000)	0.17
Outstanding, September 30, 2021	7,200,000	$0.40
Exercisable, September 30, 2021	7,200,000	$0.40

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of September 30, 2021, were as follows:

Warrants	Outstanding and Exercisable Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.25	4,000,000	1.64 – 4.16
$0.50	2,200,000	1.47 – 1.78
$0.75	1,000,000	1.78
	7,200,000

On September 30, 2021, the Company’s closing stock price was $0.0452 per share. As all outstanding warrants had an exercise price greater than $0.0452 per share, there was no intrinsic value of the warrants outstanding as of September 30, 2021.

Shares Reserved:

On September 30, 2021, the Company has reserved 80,000,000 shares of common stock in connection with convertible notes with detachable warrants, 100,000,000 shares of common stock in connection with shares underlying an equity line of credit and 3,500,000 shares of common stock underlying warrants issued in connection with the court approved settlement agreement for a total of 183,500,000 reserved shares of common stock.

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

The assets and liabilities of our discontinued restaurant operations as of September 30, 2021 and December 31, 2020 consisted of $0 assets and $22,000 in accounts payable and accrued liabilities.

There were no operations for our discontinued restaurant during the nine months ended September 30, 2021 and 2020.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

The assets and liabilities of our discontinued digital media operations as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Assets:
Accounts receivable, net	$14,000	$13,000
Capitalized gaming assets and licensing rights, net	-	75,000
Total Assets	$14,000	$88,000

Liabilities:
Accounts payable and accrued liabilities	$781,000	$745,000
Total Liabilities	$781,000	$745,000

The results of operations of our discontinued digital media operations for the nine months ended September 30, 2021 and 2020, included in the consolidated statements of operations as discontinued operations, consisted of the following:

	Nine months ended	Nine months ended
	September 30,	September 30,
	2021	2020
Revenues:	$-	$1,000

Expenses
Labor and related expenses	-	-
Other general and administrative	-	4,000
Total operating expenses	-	4,000
Operating loss	-	(3,000)

Other income (expense)
Interest expense	(36,000)	(11,000)
Write down of assets	(75,000)	(25,000)
Loss on discontinued operations	$(111,000)	$(39,000)

NOTE 10 – SUBSEQUENT EVENTS

On October 20, 2021, a convertible note holder converted $100,000 of principal debt at a conversion rate of $0.0195 a share, into 5,128,205 Common Stock shares.

On October 26, 2021, the Company entered into two short term promissory notes, for $33,000 and $12,000 with maturity dates of March 22, 2022 and April 12, 2022, respectively. Both notes carry a rate of 8% per annum.

On November 2, 2021, the Company entered into two convertible promissory notes, for $45,000 and $50,000, both with a maturity date of November 2, 2026, and a rate of 8% annum. Additionally, both notes allow for conversion at any time between the issue date and maturity date, of all or any part of the indebtedness. Furthermore, both notes have a conversion price calculated as the lesser of: 1.) $0.25 (the “Base Conversion Price”), and 2.) 50% of the average of the three lowest VWAP for the Common Stock for a Trading Day on the Trading Market during the 20 Trading Day period immediately prior to the Conversion Date.

The $45,000 convertible note issued on November 2, 2021 was then used to pay off the two promissory notes issued on October 26, 2021.

On November 5, 2021, the Company appointed Trang Nguyen, age 40, as its Principal Financial and Accounting Officer.

On November 17, 2021, the SBA PPP loan that was entered into on May 12, 2020 was confirmed forgiven.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2021, and we undertake no duty to update this information.

Plan of Operations

Through our wholly owned subsidiary Applied Magix, Inc., acquired October 20, 2020, we are a registered Apple® developer, and reseller of Apple ecosystem compatible products with emphasis on the smart home market. As such, we are in the global “Internet of Things” (IoT) market, and more specifically, the segment of the market related to the development, manufacture and sale of devices and accessories specifically built on Apple’s HomeKit® framework. These products work within the Apple® HomeKit® ecosystem and are exclusive to the Apple market and its consumers. Through our wholly owned subsidiary SPYR APPS, LLC, d/b/a SPYR GAMES we developed, published, and co-published mobile games, and then generated revenue through those games by way of advertising and in-app purchases. Our primary focus moving forward is on the development and expansion of our Apple compatible products and devices.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2021 TO 2020

The consolidated results of continuing operations for the three months ended September 30, 2021 and 2020 are as follows:

	Applied Magix	Corporate	Consolidated
Three Months Ended September 30, 2021
Revenues	$-	$-	$-
Cost of goods sold	-	-	-
Labor and related expenses	(108,000)	(148,000)	(256,000)
Rent	(4,000)	(1,000)	(5,000)
Depreciation and amortization	(2,000)	(1,000)	(3,000)
Professional fees	(5,000)	(38,000)	(43,000)
Research and development	-	-	-
Other general and administrative	(104,000)	(29,000)	(133,000)
Operating loss	(223,000)	(217,000)	(440,000)

Interest Expense	-	(185,000)	(185,000)
Change in Value of derivative liability	-	(164,000)	(164,000)
Gain (Loss) on Disposition of Assets	-	(1,000)	(1,000)
Gain (Loss) on Settlement of Debt	-	498,000	498,000
Gain (Loss) on Conversion of Debt	-	(832,000)	(832,000)
Gain (Loss) on Forgiveness of Debt	-	73,000	73,000
Unrealized gain (loss) on trading securities	-	-	-
Other expense	-	(611,000)	(611,000)
Loss from continuing operations	$(223,000)	$(828,000)	$(1,051,000)

	Applied Magix	Corporate	Consolidated
Three Months Ended September 30, 2020
Revenues	$-	$1,000	$1,000
Labor and related expenses	-	(151,000)	(151,000)
Rent	-	(23,000)	(23,000)
Depreciation and amortization	-	(9,000)	(9,000)
Professional fees	-	(12,000)	(12,000)
Other general and administrative	-	(29,000)	(29,000)
Operating loss	-	(223,000)	(223,000)

Interest Expense	-	(70,000)	(70,000)
Gain on disposition of assets	-	1,000	1,000
Unrealized Gain (Loss) on Trading Securities	-	(1,000)	(1,000)
Write-Down of Assets	-	(25,000)	(25,000)
Other expense	-	(95,000)	(95,000)
Loss from continuing operations	$-	$(318,000)	$(318,000)

Results of Operations

For the three months ended September 30, 2021 the Company had a loss from continuing operations of $1,051,000 compared to a loss from continuing operations of $318,000 for the three months ended September 30, 2020. This change is due primarily increases in labor and related expenses of $105,000, professional fees of $31,000, other general and administrative of $104,000 and interest expense of $115,000, partially offset by a decrease in rent of $18,000 during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Another item contributing to the change included decrease in value of derivative liability of $164,000.

More detailed explanation of the three months ended September 30, 2021 and 2020 changes are included in the following discussions.

Total Revenues - For the three months ended September 30, 2021 and 2020, the Company had total revenue of $0 and $1,000, respectively, for a decrease of $1,000. This change is due to our entry into new business operations focused on the development of our wholly owned subsidiary, Applied Magix. The Company received its first order of inventory during late March 2021 consisting of Apple HomeKit products for resale by the Company and our second order of inventory in mid May 2021 consisting of MagixDrive, our branded Apple CarPlay product for resale by the company. These products are available for sale through its website at https://appliedmagix.com/shop/, as well as the eBay Marketplace, and Amazon Marketplace. In addition, the Company has also paid a down payment in the amount of $32,500 for the development of Applied Magix proprietary products expected to be completed later this year.

Cost of goods sold include the costs of inventory, inbound freight, duty and customs charges for the items sold during the period and inventory write downs recognized during the period.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the three months ended September 30, 2021 the company had total labor and related expenses of $256,000. For the three months ended September 30, 2020 the company had total labor and related expenses of $151,000.

The cost of rent decreased $18,000 from $23,000 for the three months ended September 30, 2020 to $5,000 for the three months ended September 30, 2021. The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company paid annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. On April 1, 2021, the Company entered into a lease termination and payment agreement with its landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. In addition, effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach California. Under the lease, the Company pays monthly rent of $1,400.

Depreciation and amortization expenses decreased by approximately $6,000 for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Depreciation and amortization expenses are attributable to depreciation of property and equipment and amortization of intangible assets in service during respective periods. We expect depreciation and amortization expenses to increase in 2021 commensurate with the acquisition of additional property, equipment, and intangible assets in connection with our planned Applied Magix business operations.

Professional fees increased $31,000 from $12,000 for the three months ended September 30, 2020 to $43,000 for the three months ended September 30, 2021.

Research and development costs during the three months ended September 30, 2021 were $0, compared to research and development costs of $0 during the three months ended September 30, 2020. Research and development costs are expected to increase as we develop our planned proprietary Apple HomeKit products.

Other general and administrative expenses increased $104,000 to $133,000 for the three months ended September 30, 2021 compared to $29,000 for the three months ended September 30, 2020.

The Company had interest expense on a related party notes payable, short-term notes payable, convertible notes payable, and U.S. Small Business Administration debt of $185,000 for the three months ended September 30, 2021. The company had interest expense on a related party notes payable and convertible notes payable of $70,000 for the three months ended September 30, 2020.

The Company had gains on settlement of debt and forgiveness of debt of $498,000 and $73,000, respectively, and losses on disposition of assets and conversion of debt of $1,000 and $832,000, respectively, for the three months ended September 30, 2021. The Company did not have corresponding gains or losses for the three months ended September 30, 2020.

The Company recognized a loss on the change in value of a derivative liability related to its long-term convertible notes payable in the amount of $164,000 for the three months ended September 30, 2021. The Company did not have a corresponding loss for the three months ended September 30, 2020.

The Company had no unrealized gains or losses on trading securities for the three months ended September 30, 2021 compared to unrealized losses of $1,000 for the three months ended September 30, 2020. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 TO 2020

The consolidated results of continuing operations for the nine months ended September 30, 2021 and 2020 are as follows:

	Applied Magix	Corporate	Consolidated
For the Nine Months Ended September 30 2021
Revenues	$1,000	$-	$1,000
Related party service revenues	-	-	-
Cost of goods sold	(2,000)	-	(2,000)
Labor and related expenses	(330,000)	(701,000)	(1,031,000)
Rent	(10,000)	(43,000)	(53,000)
Depreciation and amortization	(5,000)	(5,000)	(10,000)
Professional fees	(16,000)	(590,000)	(606,000)
Research and development	(9,000)	-	(9,000)
Other general and administrative	(151,000)	(83,000)	(234,000)
Operating loss	(522,000)	(1,422,000)	(1,944,000)

Interest Expense	-	(529,000)	(529,000)
Gain on disposition of assets	-	4,000	4,000
Gain on Settlement of Debt	-	498,000	498,000
(Loss) on Conversion of Debt	-	(832,000)	(832,000)
Gain on Forgiveness of Debt	-	73,000	73,000
Change in Value of derivative liability	-	(336,000)	(336,000)
Unrealized gain on trading securities	-	1,000	1,000
Other expense	-	(1,121,000)	(1,121,000)
Loss from continuing operations	$(522,000)	$(2,543,000)	$(3,065,000)

	Applied Magix	Corporate	Consolidated
For the Nine Months Ended September 30 2020
Revenues	$-	$4,000	$4,000
Related party service revenues	-	185,000	185,000
Labor and related expenses	-	(487,000)	(487,000)
Rent	-	(88,000)	(88,000)
Depreciation and amortization	-	(28,000)	(28,000)
Professional fees	-	(65,000)	(65,000)
Research and Development	-	-	-
Other general and administrative	-	(183,000)	(183,000)
Operating loss	-	(851,000)	(851,000)

Interest Expense	-	(180,000)	(180,000)
Gain on disposition of assets	-	2,000	2,000
SBA EIDL grant	-	3,000	3,000
Write-Down of Assets	-	(25,000)	(25,000)
Other expense	-	(200,000)	(200,000)
Loss from continuing operations	$-	$(862,000)	$(862,000)

Results of Operations

For the nine months ended September 30, 2021 the Company had a loss from continuing operations of $3,065,000 compared to a loss from continuing operations of $862,000 for the nine months ended September 30, 2020. This change is due primarily to increases labor and related expenses of $544,000, professional fees of $541,000, other general and administrative expenses of $51,000, and interest expenses of $349,000. Another item contributing to the increase in the loss is the change in value of derivative liability of ($336,000), as well as gains on settlement of debt and forgiveness of debt for $498,000 and $73,000, respectively, and also a loss on conversion of debt for $832,000.

More detailed explanation of the nine months ended September 30, 2021 and 2020 changes are included in the following discussions.

Total Revenues - For the nine months ended September 30, 2021 and 2020, the Company had total revenue of $1,000 and $189,000, respectively, for a decrease of $188,000. This change is due to the Company no longer providing professional services to related parties. Since March 31, 2020, the Company has not and does not anticipate that it will provide any further professional services to related parties. Our current business is focused on the development of our wholly owned subsidiary, Applied Magix. The Company received its first order of inventory during late March 2021 consisting of Apple HomeKit products for resale by the and our second order of inventory in mid May 2021 consisting of MagixDrive, our branded Apple CarPlay product for resale by the company. These products are available for sale through its website at https://appliedmagix.com/shop/, as well as the eBay Marketplace, and Amazon Marketplace. In addition, the Company has also paid a down payment in the amount of $32,500 for the development of Applied Magix proprietary products expected to be completed later this year.

Cost of goods sold include the costs of inventory, inbound freight, duty and customs charges for the items sold during the period and inventory write downs recognized during the period.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the nine months ended September 30, 2021 the company had total labor and related expenses of $1,031,000 with $350,000 being settled in cash, $442,000 in accrued salaries, and $239,000 being paid in restricted stock recorded at fair value. For the nine months ended September 30, 2020 the company had total labor and related expenses of $487,000 with $125,000 being settled in cash, $337,000 in accrued salaries, and $25,000 being paid in restricted stock recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of operations.

The cost of rent decreased $35,000 from $88,000 for the nine months ended September 30, 2020 to $53,000 for the nine months ended September 30, 2021. The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company paid annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. On April 1, 2021, the Company entered into a lease termination and payment agreement with its landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. In addition, effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach California. Under the lease, the Company pays monthly rent of $1,400.

Depreciation and amortization expenses decreased by approximately $18,000 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Depreciation and amortization expenses are attributable to depreciation of property and equipment and amortization of intangible assets in service during respective periods. We expect depreciation and amortization expenses to increase in 2021 commensurate with the acquisition of additional property, equipment, and intangible assets in connection with our planned Applied Magix business operations.

Professional fees increased $541,000 from $65,000 for the nine months ended September 30, 2020 to $606,000 for the nine months ended September 30, 2021. Of the $606,000, $135,000 was paid in cash for legal, accounting, and other professional service needs and $471,000 was paid in restricted stock recorded at fair value. Professional fees during the nine months ended September 30, 2020 included $65,000 in legal, accounting, and other professional service needs.

Research and development costs during the nine months ended September 30, 2021 were $9,000, compared to research and development costs of $0 during the nine months ended September 30, 2020. Research and development costs are expected to increase as we develop our planned proprietary Apple HomeKit products.

Other general and administrative expenses increased $51,000 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The Company had interest expense on a related party notes payable, short-term notes payable, convertible notes payable and U.S. Small Business Administration debt of $529,000 for the nine months ended September 30, 2021. The company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $180,000 for the nine months ended September 30, 2020.

The Company sold certain office equipment for $8,000 which resulted in a gain on disposition of assets of $4,000 for the nine months ended September 30, 2021. The Company sold certain office equipment for $8,000 which resulted in a gain on disposition of assets of $2,000 for the nine months ended September 30, 2020.

The Company received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration during the for the nine months ended September 30, 2020. The Company did not have a corresponding grant for the nine months ended September 30, 2021.

The Company recognized a loss on the change in value of a derivative liability related to its long-term convertible notes payable in the amount of $336,000 for the nine months ended September 30, 2021. The Company did not have a corresponding loss for the nine months ended September 30, 2020.

The Company had unrealized gains on trading securities of $1,000 for the nine months ended September 30, 2021 compared to no unrealized losses or gains for the nine months ended September 30, 2020. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss for the nine months ended September 30, 2021 of $3,176,000 and utilized cash used in operations of $1,261,000. As of September 30, 2021, the Company had current assets of $152,000, which included cash and cash equivalents of $30,000, prepaid expenses of $46,000, inventory of $60,000, trading securities of $2,000, and current assets of discontinued operations of $14,000.

During the nine months ended September 30, 2021, the Company has met its capital requirements through a combination of proceeds from related party notes payable, proceeds from short-term notes payable, proceeds from SBA PPP note payable, from the sale of certain office equipment, and through the use of existing cash reserves.

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

Operating Activities - For the nine months ended September 30, 2021, the Company used cash in operating activities of $1,261,00. For the nine months ended September 30, 2020, the Company used cash in operating activities of $79,000. Operating activities consist of corporate overhead and development of Applied Magix products. Increases are due to increases in cash-paid operating expenses. See the above results of operations discussion for more details.

Investing Activities - During the nine months ended September 30, 2021, the Company sold property and equipment for $10,000. During the nine months ended September 30, 2020, the Company purchased property and equipment for $5,000 and sold property and equipment for $8,000.

Financing Activities - During the nine months ended September 30, 2021, the Company borrowed $198,000 from third parties, $501,000 from related parties, and $73,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program. During the nine months ended September 30, 2020, the Company borrowed $71,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program and received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration.

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

The fair value of the Company’s stock option and warrant grants is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company’s only derivative financial instruments were embedded conversion features associated with long-term convertible notes payable which contain certain provisions that allow for a variable number of shares on conversion.

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

As of September 30, 2021, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent audit committee.

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

Changes in Internal Controls Over Financial Reporting

The Company had one major change to its internal controls over financial reporting for the period covered by this report. This change was that the CFO Barry Loveless, was no longer an employee of the Company following September 17, 2021. Other than this change, there were no other reportable changes to its internal controls over financial reporting for the period covered by this report.

On November 5, 2021 the Company engaged a CPA Firm, Pinnacle Tax Services, as a third party consultant to perform several of the financial reporting duties previously performed by Barry Loveless.

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company had until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of Five Hundred Thousand Dollars ($500,000). On May 17, 2021, the Company borrowed approximately $501,000 from a related party to pay its principal settlement liability with the Securities and Exchange Commission and has done so (See Note 2 – Related Party Transactions). As of September 30, 2021, the $500,000 together with accrued interest of approximately $1,000 has been paid to the Securities and Exchange Commission in settlement of this obligation.

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

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The balance due as of September 30, 2021 and December 31, 2020 was approximately $98,000 and $95,000, respectively and is reported as part of current liabilities of discontinued operations.

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

Dated: November 22, 2021

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Trang Nguyen
Trang Nguyen
Chief Financial Officer
(Principal Financial and Accounting Officer)