Form 10-Q/A
period 2021-09-30
SPYR, Inc.
filed 2021-12-20
CIK 829325

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 17, 2021 there were 252,050,988 shares of the Registrant’s common stock.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in its entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as originally filed with the Securities and Exchange Commission on November 22, 2021 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures,” and we have also updated the signature page. No other sections were affected. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended September 30, 2021 erroneously omitted an equity transaction that was the result of the SPYR, Inc. committing an aggregate of 7,000,000 shares of restricted common stock to an independent contractor with a total fair value of $321,000 for services rendered. As a result, the Company accrued the entire $321,000 as of September 30, 2021. The shares agreed upon were valued as of September 20, 2021, the date earned under the respective agreement, based upon closing market price of the Company’s common stock. This omission came as an error, due to filing the wrong draft of the 10-Q, not that the company failed to accrue for the transaction, as the second to last draft circulated had been updated correctly, it was in the final draft that these changes were not included.

The condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statement of stockholders’ equity, and condensed consolidated statement of cash flows for the quarter ended September 30, 2021 included in this Form 10-Q/A have been restated to include the effects of the accrual of 7,000,000 shares of restricted common stock committed to an independent contractor with a total fair value of $321,000 for services rendered. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
	(Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$30,000	$510,000
Other Receivables	-	4,000
Prepaid Expenses	46,000	49,000
Inventory	60,000	-
Trading Securities, at Market Value	2,000	1,000
Current Assets of Discontinued Operations	14,000	13,000
Total Current Assets	152,000	577,000

Other Assets:
Property and Equipment, net	17,000	31,000
Intangible Assets, net	1,000	3,000
Operating Lease Right-of-Use Asset	-	28,000
Other Assets	13,000	13,000
Non-Current Assets of Discontinued Operations	-	75,000
TOTAL ASSETS	$183,000	$727,000

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,926,000	$1,561,000
Related Party Short-Term Advances	-	1,184,000
Related Party Line of Credit	-	1,204,000
Related Party Notes Payable, current portion	512,000	-
Short-Term Notes Payable	202,000	-
SBA PPP Note Payable, current portion	72,000	51,000
Operating Lease Liability, current portion	-	54,000
Current Liabilities of Discontinued Operations	803,000	767,000
Total Current Liabilities	3,515,000	4,821,000

COMMITMENTS AND CONTINGENCIES	-	-

Long-Term Liabilities:
Related Party Notes Payable	2,496,000	-
SBA PPP Note Payable	-	20,000
Long-Term Convertible Notes Payable, net	27,000	64,000
Derivative Liability	1,761,000	1,382,000
Total Liabilities	7,799,000	6,287,000

Stockholders’ Equity (Deficit):
Preferred Stock, Class A, $0.0001 par value, 10,000,000 shares authorized; 107,636 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	11	11
Preferred Stock, Class E, $0.0001 par value, 10,000,000 shares authorized; 20,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized; 223,228,552 and 210,137,631 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	22,323	21,014
Additional Paid-In Capital	56,831,664	55,391,973
Accumulated Deficit	(64,470,000)	(60,973,000)
Total Stockholder’s Equity (Deficit)	(7,616,000)	(5,560,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$183,000	$727,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SPYR, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Restated)		(Restated)
Revenues	$-	$1,000	$1,000	$4,000
Related Party Service Revenues	-	-	-	185,000
Cost of Goods Sold	-	-	(2,000)	-
Gross Margin	-	1,000	(1,000)	189,000

Expenses:
Labor and Related Expenses	577,000	151,000	1,352,000	487,000
Rent	5,000	23,000	53,000	88,000
Depreciation and Amortization	3,000	9,000	10,000	28,000
Professional Fees	43,000	12,000	606,000	65,000
Research and Development	-	-	9,000	-
Other General and Administrative	133,000	29,000	234,000	183,000
Total Operating Expenses	761,000	224,000	2,264,000	851,000

Operating Loss	(761,000)	(223,000)	(2,265,000)	(662,000)

Other Income (Expenses)
Interest Expense	(185,000)	(70,000)	(529,000)	(180,000)
Gain (Loss) on Disposition of Assets	(1,000)	1,000	4,000	2,000
Gain on Settlement of Debt	498,000	-	498,000	-
Loss on Issuance of Convertible Debt	(832,000)	-	(832,000)	-
Gain on Forgiveness of Debt	73,000	-	73,000	-
Write-Down of Assets	-	(25,000)	-	(25,000)
SBA EIDL Grant	-	-	-	3,000
Change in Value of Derivative Liability	(164,000)	-	(336,000)	-
Unrealized Gain (Loss) on Trading Securities	-	(1,000)	1,000	-
Total Other Income (Expenses)	(611,000)	(95,000)	(1,121,000)	(200,000)

Loss from Continuing Operations	(1,372,000)	(318,000)	(3,386,000)	(862,000)
Loss from Discontinued Operations	(12,000)	-	(111,000)	-
Net Loss	$(1,384,000)	$(318,000)	$(3,497,000)	$(862,000)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding	222,105,801	202,524,370	215,637,527	202,116,518

The accompanying notes are an integral part of these unaudited consolidated financial statements

SPYR, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For The Nine Months Ended September 30, 2021

(Unaudited)

	Preferred Stock, Class A		Preferred Stock, Class E		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
								(Restated)	(Restated)
Balance, December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$55,391,973	$(60,973,000)	$(5,560,000)
Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	1,400,000	140	214,860	-	215,000
Fair Value of S-8 Registered Common Stock Issued for Services	-	-	-	-	3,000,000	300	370,700	-	371,000
Net Loss	-	-	-	-	-	-	-	(1,211,000)	(1,211,000)
Balance, March 31, 2021	107,636	$11	20,000	$2	214,537,631	$21,454	$55,977,533	$(62,184,000)	$(6,185,000)

Balance, March 31, 2021	107,636	$11	20,000	$2	214,537,631	$21,454	$55,977,533	$(62,184,000)	$(6,185,000)
Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	150,000	15	23,985	-	24,000
Fair Value of Restricted Common Stock Issued for Services	-	-	-	-	1,242,854	124	99,876	-	100,000
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	3,736,237	374	424,626	-	425,000
Net Loss	-	-	-	-	-	-	-	(902,000)	(902,000)
Balance, June 30, 2021	107,636	$11	20,000	$2	219,666,722	$21,967	$56,526,020	$(63,086,000)	$(6,538,000)

Balance, June 30, 2021	107,636	$11	20,000	$2	219,666,722	$21,967	$56,526,020	$(63,086,000)	$(6,538,000)
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	3,561,830	356	305,644	-	306,000
Net Loss	-	-	-	-	-	-	-	(1,384,000)	(1,384,000)
Balance, September 30, 2021	107,636	$11	20,000	$2	223,228,552	$22,323	$56,831,664	$(64,470,000)	$(7,616,000)

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

SPYR, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,
	2021	2020
	(Restated)
Cash Flows From Operating Activities:
Net Loss	$(3,497,000)	$(862,000)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss on Discontinued Operations	111,000	-
Depreciation and Amortization	10,000	28,000
Common Stock Issued for Employee Compensation	239,000	25,000
Common Stock Issued for Services	471,000	-
Amortization of Debt Discounts on Convertible Notes Payable	356,000	-
(Gain) on Disposition of Assets	(4,000)	(2,000)
Loss on Write-Down of Assets	-	25,000
(Gain) on Settlement of Debt	(498,000)	-
Loss on Conversion of Debt	832,000	-
(Gain) on Forgiveness of Debt	(73,000)	-
SBA EIDL Grant	-	(3,000)
Change in Value of Derivative Liability	336,000	-
Unrealized (Gain) on Trading Securities	(1,000)	-
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	4,000	63,000
Decrease in Prepaid Expenses	3,000	13,000
Increase in Inventory	(60,000)	-
Decrease in Operating Lease Right-of-Use Asset	28,000	29,000
Increase in Operating Lease Right-of-Use Liability	(54,000)	-
Increase in Accounts Payable and Accrued Liabilities	367,000	456,000
Increase in Accrued Interest on Notes Payable - Related Party	53,000	-
Increase in Accrued Interest on Short-Term Advances - Related Party	-	51,000
Increase in Accrued Interest on Notes Payable	5,000	-
Increase in Accrued Interest on Line of Credit - Related Party	-	52,000
Increase in Accrued Interest and Liquidated Damages on Convertible Notes	111,000	46,000
Net Cash Used in Operating Activities	(1,261,000)	(79,000)

Net Cash Used in Discontinued Operating Activities	(1,000)	-

Cash Flows From Investing Activities:
Purchase of Property and Equipment	-	(5,000)
Sale of Property and Equipment	10,000	8,000
Net Cash Provided by Investing Activities	10,000	3,000

Cash Flows From Financing Activities:
Proceeds from Related Party Notes Payable	501,000	-
Proceeds from Long-Term Notes Payable	198,000	-
Proceeds from SBA EIDL Grant	-	3,000
Proceeds from SBA PPP Note Payable	73,000	71,000
Net Cash Provided by Financing Activities	772,000	74,000

Net Increase (Decrease) in Cash	(480,000)	(2,000)
Cash and Cash Equivalents at Beginning of Period	510,000	10,000
Cash and Cash Equivalents at End of Period	$30,000	$8,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest Paid during the Period	$-	$1,000
Income Taxes Paid during the Period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Warrants Issued to Settle Convertible Notes Payable	$-	$95,000
FV partial conversion embedded conversion option	$220,592	$-
Common Stock Issued for Debt Conversion	$320,000	$152,000

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

Restatement of Financial Statements

Our condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statement of stockholders’ equity, and our condensed consolidated statement of cash flows as of September 30, 2021 and for the three and nine month periods then ended have been restated to include the effects of an equity transaction that was the result of the SPYR, Inc. committing an aggregate of 7,000,000 shares of restricted common stock to an independent contractor with a total fair value of $321,000 for services rendered. As a result, the Company accrued the entire $321,000 as of September 30, 2021. The shares agreed upon were valued as of September 20, 2021, the date earned under the respective agreement, based upon closing market price of the Company’s common stock. We previously filed the wrong draft of our quarterly report. Our previously reported results erroneously excluded the accrual from labor and related expenses in our condensed consolidated statement of operations, as well as, from accounts payable and accrued liabilities in our condensed consolidated balance sheet. The following table summarizes the effects of our restatement resulting from the correction of this error.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Nine Months Ended September 30, 2021
	Previously Reported	Adjustment	Restated
CONDENSED CONSOLIDATED BALANCE SHEET:
Accounts Payable and Accrued Liabilities	$1,605,000	$321,000	$1,926,000
Total Current Liabilities	$3,194,000	$321,000	$3,515,000
Total Liabilities	$7,478,000	$321,000	$7,799,000
Accumulated Deficit	$(64,149,000)	$(321,000)	$(64,470,000)
Total Stockholder’s Equity (Deficit)	$(7,295,000)	$(321,000)	$(7,616,000)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Labor and Related Expenses	$1,031,000	$321,000	$1,352,000
Total Operating Expenses	$1,943,000	$321,000	$2,264,000
Operating Loss	$(1,944,000)	$(321,000)	$(2,265,000)
Loss from Continuing Operations	$(3,065,000)	$(321,000)	$(3,386,000)
Net Loss	$(3,176,000)	$(321,000)	$(3,497,000)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY:
Accumulated Deficit	$(64,149,000)	$(321,000)	$(64,470,000)
Total Stockholder’s Equity (Deficit)	$(7,295,000)	$(321,000)	$(7,616,000)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:
Net Loss	$(3,176,000)	$(321,000)	$(3,497,000)
Increase in Accounts Payable and Accrued Liabilities	$46,000	$321,000	$367,000

	Three Months Ended September 30, 2021
	Previously Reported	Adjustment	Restated
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS:
Labor and Related Expenses	$256,000	$321,000	$577,000
Total Operating Expenses	$440,000	$321,000	$761,000
Operating Loss	$(440,000)	$(321,000)	$(761,000)
Loss from Continuing Operations	$(1,051,000)	$(321,000)	$(1,372,000)
Net Loss	$(1,063,000)	$(321,000)	$(1,384,000)
Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY:
Net Loss	$(1,063,000)	$(321,000)	$(1,384,000)
Accumulated Deficit	$(64,149,000)	$(321,000)	$(64,470,000)
Total Stockholder’s Equity (Deficit)	(7,295,000)	(321,000)	(7,616,000)

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

As shown in the accompanying financial statements, for the Nine months ended September 30, 2021, the Company recorded a net loss of $3,497,000 and utilized cash in operations of $1,261,000. As of September 30, 2021, our cash balance was $30,000, and we had trading securities valued at $2,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 8 – EQUITY TRANSACTIONS

Common Stock:

Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, the Company committed an aggregate of 7,000,000 shares of restricted common stock to an independent contractor with a total fair value of $321,000 for services rendered. The shares, once issued, are non-refundable and deemed earned upon issuance. As a result, the Company accrued the entire $321,000 as of September 30, 2021. The shares agreed upon were valued as of September 20, 2021, the date earned under the respective agreement, based upon closing market price of the Company’s common stock.

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

During the nine months ended September 30, 2021, the Company issued an aggregate of 3,736,237 shares of common stock with a total fair value of $425,000 in conversion of notes. As a result, the Company reduced the balance due on the notes and accrued interest by $204,000 and reduced the value of the derivative liability by $221,000 upon issuance.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2021 TO 2020

The consolidated results of continuing operations for the three months ended September 30, 2021 and 2020 are as follows:

	Applied Magix	Corporate	Consolidated
		(Restated)	(Restated)
Three Months Ended September 30, 2021
Revenues	$-	$-	$-
Cost of goods sold	-	-	-
Labor and related expenses	(108,000)	(469,000)	(577,000)
Rent	(4,000)	(1,000)	(5,000)
Depreciation and amortization	(2,000)	(1,000)	(3,000)
Professional fees	(5,000)	(38,000)	(43,000)
Research and development	-	-	-
Other general and administrative	(104,000)	(29,000)	(133,000)
Operating loss	(223,000)	(538,000)	(761,000)

Interest Expense	-	(185,000)	(185,000)
Change in Value of derivative liability	-	(164,000)	(164,000)
Gain (Loss) on Disposition of Assets	-	(1,000)	(1,000)
Gain (Loss) on Settlement of Debt	-	498,000	498,000
Gain (Loss) on Conversion of Debt	-	(832,000)	(832,000)
Gain (Loss) on Forgiveness of Debt	-	73,000	73,000
Unrealized gain (loss) on trading securities	-	-	-
Other expense	-	(611,000)	(611,000)
Loss from continuing operations	$(223,000)	$(1,149,000)	$(1,372,000)

	Applied Magix	Corporate	Consolidated
Three Months Ended September 30, 2020
Revenues	$-	$1,000	$1,000
Labor and related expenses	-	(151,000)	(151,000)
Rent	-	(23,000)	(23,000)
Depreciation and amortization	-	(9,000)	(9,000)
Professional fees	-	(12,000)	(12,000)
Other general and administrative	-	(29,000)	(29,000)
Operating loss	-	(223,000)	(223,000)

Interest Expense	-	(70,000)	(70,000)
Gain on disposition of assets	-	1,000	1,000
Unrealized Gain (Loss) on Trading Securities	-	(1,000)	(1,000)
Write-Down of Assets	-	(25,000)	(25,000)
Other expense	-	(95,000)	(95,000)
Loss from continuing operations	$-	$(318,000)	$(318,000)

Results of Operations

For the three months ended September 30, 2021 the Company had a loss from continuing operations of $1,372,000 compared to a loss from continuing operations of $318,000 for the three months ended September 30, 2020. This change is due primarily increases in labor and related expenses of $426,000, professional fees of $31,000, other general and administrative of $104,000 and interest expense of $115,000, partially offset by a decrease in rent of $18,000 during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Another item contributing to the change included decrease in value of derivative liability of $164,000.

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

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the three months ended September 30, 2021 the company had total labor and related expenses of $577,000. For the three months ended September 30, 2020 the company had total labor and related expenses of $151,000.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 TO 2020

The consolidated results of continuing operations for the nine months ended September 30, 2021 and 2020 are as follows:

	Applied Magix	Corporate	Consolidated
		(Restated)	(Restated)
For the Nine Months Ended September 30 2021
Revenues	$1,000	$-	$1,000
Related party service revenues	-	-	-
Cost of goods sold	(2,000)	-	(2,000)
Labor and related expenses	(330,000)	(1,022,000)	(1,352,000)
Rent	(10,000)	(43,000)	(53,000)
Depreciation and amortization	(5,000)	(5,000)	(10,000)
Professional fees	(16,000)	(590,000)	(606,000)
Research and development	(9,000)	-	(9,000)
Other general and administrative	(151,000)	(83,000)	(234,000)
Operating loss	(522,000)	(1,743,000)	(2,265,000)

Interest Expense	-	(529,000)	(529,000)
Gain on disposition of assets	-	4,000	4,000
Gain on Settlement of Debt	-	498,000	498,000
(Loss) on Conversion of Debt	-	(832,000)	(832,000)
Gain on Forgiveness of Debt	-	73,000	73,000
Change in Value of derivative liability	-	(336,000)	(336,000)
Unrealized gain on trading securities	-	1,000	1,000
Other expense	-	(1,121,000)	(1,121,000)
Loss from continuing operations	$(522,000)	$(2,864,000)	$(3,386,000)

	Applied Magix	Corporate	Consolidated
For the Nine Months Ended September 30 2020
Revenues	$-	$4,000	$4,000
Related party service revenues	-	185,000	185,000
Labor and related expenses	-	(487,000)	(487,000)
Rent	-	(88,000)	(88,000)
Depreciation and amortization	-	(28,000)	(28,000)
Professional fees	-	(65,000)	(65,000)
Research and Development	-	-	-
Other general and administrative	-	(183,000)	(183,000)
Operating loss	-	(662,000)	(662,000)

Interest Expense	-	(180,000)	(180,000)
Gain on disposition of assets	-	2,000	2,000
SBA EIDL grant	-	3,000	3,000
Write-Down of Assets	-	(25,000)	(25,000)
Other expense	-	(200,000)	(200,000)
Loss from continuing operations	$-	$(862,000)	$(862,000)

Results of Operations

For the nine months ended September 30, 2021 the Company had a loss from continuing operations of $3,386,000 compared to a loss from continuing operations of $862,000 for the nine months ended September 30, 2020. This change is due primarily to increases labor and related expenses of $865,000, professional fees of $541,000, other general and administrative expenses of $51,000, and interest expenses of $349,000. Another item contributing to the increase in the loss is the change in value of derivative liability of ($336,000), as well as gains on settlement of debt and forgiveness of debt for $498,000 and $73,000, respectively, and also a loss on conversion of debt for $832,000.

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

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the nine months ended September 30, 2021 the company had total labor and related expenses of $1,352,000 with $350,000 being settled in cash, $442,000 in accrued salaries, and $560,000 being paid in restricted stock recorded at fair value. For the nine months ended September 30, 2020 the company had total labor and related expenses of $487,000 with $125,000 being settled in cash, $337,000 in accrued salaries, and $25,000 being paid in restricted stock recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of operations.

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

The Company has generated a net loss for the nine months ended September 30, 2021 of $3,497,000 and utilized cash used in operations of $1,261,000. As of September 30, 2021, the Company had current assets of $152,000, which included cash and cash equivalents of $30,000, prepaid expenses of $46,000, inventory of $60,000, trading securities of $2,000, and current assets of discontinued operations of $14,000.

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

Consideration of Restatement

In light of the restatement discussed in Note 1 to the condensed consolidated financial statements, our principal executive and principal financial officers reevaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, including whether the error identified was the result of a material weakness in our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have again concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Controls Over Financial Reporting

On September 17, 2021, the Company’s CFO, Mr. Barry Loveless, resigned. On November 5, 2021, the Company retained Trang Nguyen as its new CFO. In support of the transition between Mr. Loveless’ resignation and Ms. Trang’s engagement, the Company retained the services of Pinnacle Tax Services, a third-party CPA firm to assist in the preparation of portions of this filing.

The Company is committed to the development, enhancement, and testing of its internal controls over financial reporting on a continuing basis. Additionally, the Company’s management, under the control of its Chief Executive Officer and Chief Financial Officer, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

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

Dated: December 20, 2021

SPYR, INC.

By:	/S/ James R. Thompson
James R. Thompson
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Trang Nguyen
Trang Nguyen
Chief Financial Officer
(Principal Financial and Accounting Officer)