Form 10-K
period 2021-12-31
SPYR, Inc.
filed 2022-04-15
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_______

Commission file number 33-20111

SPYR, INC.

(Exact Name of registrant as specified in its charter)

Nevada	75-2636283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6700 Woodlands Parkway, Ste. 230, #331
The Woodlands, TX	77382
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 991-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of December 31, 2021, was $7,658,511.

As of December 31, 2021, there were 252,050,988 shares of the Registrant’s common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 145,599 common shares), par value $0.0001.

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

None

SPYR, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

i

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

The Company has the following wholly owned subsidiaries:

●	Applied Magix a Nevada corporation (“Applied Magix”);

●	SPYR APPS, LLC a Nevada Limited Liability Company;

●	E.A.J.: PHL, Airport Inc. a Pennsylvania corporation; and

●	Branded Foods Concepts, Inc. a Nevada corporation.

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

Historically, through our wholly owned subsidiary, SPYR APPS®, LLC, we engaged in the development, publication and co-publication of mobile electronic games, seeking to generate revenue through those games by way of advertising and in-app purchases. Contracting with a third-party developer, we released three games: “Plucky,” “Plucky Rush” and Rune Guardian in April, May and December 2015, respectively. Also, in 2015, we entered into a publishing and marketing agreement with Spectacle Games Publishing, for its “Massively Multiplayer Online Role Playing Game,” “Pocket Starships.” In 2016 we obtained an exclusive option to purchase all assets pertaining to Pocket Starships and on October 23, 2017, we restructured and exercised the option by entering into a definitive agreement pursuant to which we acquired all of the game related assets of Pocket Starships. As a result, we acquired rights to retain 100% of the revenue generated from the game and owned outright all of the assets related to the game. The acquisition included, among other assets, all Pocket Starships related intellectual property, the userbase, artwork, software, internet domains, game store accounts (such as App Store, Play Store, Amazon, and Facebook Gameroom), web portal accounts (Facebook, VK.com, Kongregate, etc.) and internet domains (www.pocketstarships.com). In 2017 we signed an agreement with CBS Consumer Products to incorporate Start Trek intellectual property into Pocket Starships. Also, in 2017, we entered into an agreement with Reset Studios, LLC for the development of two new idle tapper games, the first of which was Steven Universe: Tap Together. As of December 31, 2019, the Cartoon Network license for the Steven Universe IP was terminated and the game was removed from the stores. As of December 31, 2020, all of our games have been removed from the game stores. Pursuant to current accounting guidelines, the assets, and liabilities of SPYR APPS LLC as well as the results of its operations are presented in these financial statements as discontinued operations. On February 2, 2022, we filed a Certificate of Dissolution for SPYR APPS, LLC.

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

Operating Losses

The Company has incurred net loss from operations  of $5,534,000 and $3,057,000 for the years ended December 31, 2021 and 2020, respectively. Such operating losses reflect developmental and other administrative costs for 2021 and 2020. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays, and complications. There can be no assurance that the Company will achieve or sustain profitable operations.

Future Capital Needs and Uncertainty of Additional Funding

Revenues are not yet sufficient to support the Company’s operating expenses and are not expected to reach such levels until the Company completes its expansion plans in manufacturing, marketing and sales of Apple® HomeKit® products.

Our Business and Strategy

Our primary business operation is focused on the development of our wholly owned subsidiary Applied Magix Inc., a registered Apple® developer, and reseller of Apple® ecosystem compatible products and accessories with an emphasis on the smart home market. As such, we are in the global “Internet of Things” (IoT) market, and more specifically, the segment of the market related to the development, manufacture and sale of devices and accessories specifically built on Apple’s HomeKit® framework. These products work within the Apple® HomeKit® ecosystem and are exclusive to the Apple market and its consumers. Apple® HomeKit® is a system that lets users control smart home devices, so long as they’re compatible with the HomeKit® ecosystem, giving users control over smart thermostat, lights, locks and more in multiple rooms, creating comfortable environments and remote control of other connected devices. Our strategy is two-fold. First, we intend to resell, under our Applied Magix brand, a variety of chargers, cables, cords, charging docks, cases, cameras, adaptors and other accessories used in the Apple® ecosystem in various internet marketplaces. Secondly, we are developing an Applied Magix branded hardware device for use with the Apple HomeKit® framework, that will allow users to program and securely control and manage multiple smart home devices labeled as a "Works with Apple HomeKit” accessory through the Apple® HomeKit® app for iOS. To date, our strategy is in the development stage. We have yet to begin sales efforts for our branded Apple® ecosystem compatible products and accessories, and our Apple HomeKit® hardware device is in development.

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

ITEM 2. PROPERTIES

Our Offices

All administrative activities of the Company are conducted remotely given the COVID-19 pandemic. Our mailing address is 6700 Woodlands Parkway, Ste. 230, #331, The Woodlands, TX 77382.

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligations by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company had until April 14, 2021 to satisfy its remaining financial obligation to the Commission, and has since satisfied its payment of the civil penalty of Five Hundred Thousand Dollars ($500,000).

In electing to settle with the Commission, the Company neither admitted nor denied liability to any of the Commission’s allegations in its complaint, and in consideration for the Commission discontinuing its action, the Company, along with the two other defendants Joseph Fiore and Berkshire Capital Management agreed to be jointly and severally liable for disgorgement of profits and prejudgment interest in the amount of two million dollars, and to each be solely liable to pay a civil penalty in the amount of five hundred thousand dollars.1

Judgments

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The balance due as of December 31, 2021 and December 31, 2020 was approximately $100,000 and $95,000, respectively, which includes accrued interest and attorneys’ fees, has been reported as part of current liabilities of discontinued operations.

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

Market Information

The Company’s Common Stock is traded on OTC Markets under the symbol “SPYR.” The following table presents the high and low bid quotations for the Common Stock as reported by the OTC for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

2021	High	Low
First Quarter	$0.20	$0.12
Second Quarter	$0.16	$0.05
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.09	$0.02
2020
First Quarter	$0.03	$0.01
Second Quarter	$0.07	$0.01
Third Quarter	$0.19	$0.04
Fourth Quarter	$0.22	$0.07

Dividends

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Approximate Number of Equity Security Holders

As of December 31, 2021, there were 134 direct holders of record of our Common Stock. Because shares of the Company’s Common Stock are held by depositaries, brokers and other nominees, the number of beneficial holders of the Company’s shares is substantially larger than the number of stockholders of record.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and supplementary data referred to in this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-K that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2021, and we undertake no duty to update this information.

Plan of Operations

SPYR®, Inc. acts as a holding company to develop a portfolio of profitable subsidiaries, not limited by any particular industry or business.

With our October 20, 2020, acquisition of Applied Magix, a Nevada corporation (“Applied Magix”), our business model changed to focus on the development of our wholly owned subsidiary Applied Magix Inc., a registered Apple® developer, and reseller of Apple® ecosystem compatible products and accessories with an emphasis on the smart home market. As such, we are in the global “Internet of Things” (IoT) market, and more specifically, the segment of the market related to the development, manufacture and sale of devices and accessories specifically built on Apple’s HomeKit® framework. These products work within the Apple® HomeKit® ecosystem and are exclusive to the Apple market and its consumers. Apple® HomeKit® is a system that lets users control smart home devices, so long as they’re compatible with the HomeKit® ecosystem, giving users control over smart thermostat, lights, locks and more in multiple rooms, creating comfortable environments and remote control of other connected devices. Our strategy is two-fold. First, we intend to resell, under our Applied Magix brand, a variety of chargers, cables, cords, charging docks, cases, cameras, adaptors and other accessories used in the Apple® ecosystem in various internet marketplaces. Secondly, we are developing an Applied Magix branded hardware device for use with the Apple HomeKit® framework, that will allow users to program and securely control and manage multiple smart home devices labeled as a "Works with Apple HomeKit” accessory through the Apple® HomeKit® app for iOS. To date, our strategy is in the development stage. We have yet to begin sales efforts for our branded Apple® ecosystem compatible products and accessories, and our Apple HomeKit® hardware device is in development.

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

Comparison of 2021 to 2020

The consolidated results of continuing operations are as follows:

For the Years Ended December 31, 2021	Applied Magix	Corporate	Consolidated

Revenues	$2,000	$-	$2,000
Cost of Goods Sold	(1,000)		(1,000)
Labor and related expenses	(401,000)	(1,271,000)	(1,672,000)
Rent	(10,000)	(51,000)	(61,000)
Depreciation and amortization	(7,000)	(6,000)	(13,000)
Professional fees	(22,000)	(711,000)	(733,000)
Research and development	(9,000)	-	(9,000)
Impairment of Inventory	(60,000)	-	(60,000)
Other general and administrative	(205,000)	(81,000)	(286,000)
Operating loss	(713,000)	(2,120,000)	(2,834,000)

Interest Expense	-	(1,139,000)	(1,139,000)
Loss on disposition of assets	-	5,000	5,000
Change in Value of derivative liability	-	(1,196,000)	(1,196,000)
Loss on Conversion of Debt	-	(335,000)	(335,000)
Gain on Forgiveness of Debt	-	73,000	73,000
Unrealized Gain on Trading Securities	-	1,000	1,000
Loss from continuing operations	$(713,000)	$(4,711,000)	$(5,424,000)

For the Years Ended December 31, 2020	Applied Magix	Corporate	Consolidated

Revenues	$-	$-	$-
Related party service revenues	-	185,000	185,000
Labor and related expenses	(945,000)	(1,085,000)	(2,030,000)
Rent	-	(113,000)	(113,000)
Depreciation and amortization	(2,000)	(36,000)	(38,000)
Professional fees	(6,000)	(95,000)	(101,000)
Research and development	(14,000)	-	(14,000)
Other general and administrative	(30,000)	(180,000)	(210,000)
Operating loss	(997,000)	(1,324,000	(2,321,000)

Interest Expense	-	(247,000)	(247,000)
Loss on disposition of assets	-	(11,000)	(11,000)
Bargain purchase gain on acquisition of subsidiary	-	11,000	11,000
SBA EIDL grant	-	3,000	3,000
Loss on issuance of long-term convertible notes payable	-	(514,000)	(514,000)
Change in Value of derivative liability	-	132,000)	132,000
Other expense	-	(626,000)	(626,000)
Loss from continuing operations	$(997,000)	$(1,950,000)	$(2,947,000)

Results of Operations

For the year ended December 31, 2021, the Company had a loss from continuing operations of $5,424,000 compared to a loss from continuing operations of $2,947,000 for the year ended December 31, 2020, an increase of $2,477,000. This increase is due primarily to an increase in professional fees of $632,000, impairment of inventory of $60,000, and other general and administrative costs of $76,000. Other factors contributing to the increase include an increase in interest expense of $1,139,000 for 2021 as compared $247,000 in 2020, and a loss on the conversion of debt $335,000 for 2021 as compared to no loss in 2020. Additionally, there was a decrease in the change in value of derivative liability from $132,000 in 2020 to ($1,196,000) in 2021, representing a total decrease of $1,328,000.

More detailed explanation of the year ended December 31, 2021 and 2020 changes are included in the following discussions.

Total Revenues - For the years ended December 31, 2021 and 2020, the Company had total revenue of $2,000 and $0, respectively. The increase was the result of development stage operations of Applied Magix. During the year ended December 31, 2021, the Company had no related party services revenues, as compared to $185,000 in revenue for professional services rendered to related parties in 2020. The Company has not and does not anticipate that it will provide any further professional services to related parties. Our current business is focused on the development of our wholly owned subsidiary, Applied Magix.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the year ended December 31, 2021 the company had total labor and related expenses of $1,672,000 with $350,000 being settled in cash, $649,000 in accrued salaries and $673,000 being paid in restricted common stock and options recorded at fair value. For the year ended December 31, 2020 the company had total labor and related expenses of $2,030,000 with $302,000 being settled in cash, $393,000 in accrued salaries and $1,335,000 being paid in restricted common stock and options recorded at fair value.

The cost of rent decreased to $61,000 for the year ended December 31, 2021 from $113,000 for the year ended December 31, 2020 a decrease of $52,000.

The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015. Under the lease, the Company paid annual base rent on an escalating scale ranging from $143,000 to $152,000. In addition to the minimum basic rent, rent expense also includes approximately $1,000 per month for other items charged by the landlord in connection with rent. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. On April 1, 2021, the Company entered into a lease termination and payment agreement with the landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. As of November 1, 2021, the Company was delinquent in its monthly payments and has not made payments to date pursuant to the settlement agreement and had approximately $42,000 in unpaid rent which was reported as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of December 31, 2021.

Effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach, California. The lease automatically renews on a continuing basis for an additional 6 months unless cancelled in writing 60 days prior the lease termination date. Under the lease, the Company pays monthly rent of $1,400.

Depreciation and amortization expenses was $13,000 for the year ended December 31, 2021 compared to $38,000 for the year ended December 31, 2020 a decrease of $25,000. Depreciation and amortization expenses are attributable to depreciation of the property and equipment and amortization of intangible assets in service during respective periods. We expect depreciation and amortization expenses to decrease in 2022 commensurate with the sale of additional property, equipment, and intangible assets in connection with our planned Applied Magix business operations.

Professional fees increased to $733,000 for the year ended December 31, 2021 from $101,000 for the year ended December 31, 2020, an increase of $632,000. Professional fees during 2021 included $83,000 in legal, accounting, and other professional service needs, $22,000 in consulting services related to our Applied Magix operations, and $123,000 for public relations. Professional fees during 2020 included $92,000 in legal, accounting, and other professional service needs, $3,000 for public relations.

Research and development costs during the year ended December 31, 2021 included $9,000 in connection with the research and testing of products for our Applied Magix operations, compared to $14,000 during the year ended December 31, 2020, a decrease of $5,000.

Impairment of inventory costs increased to $60,000 for the year ended December 31, 2021 compared $0 for to the year ended December 31, 2020. This increase can be attributed to management’s decision to write-off the inventory asset as of year-end due to obsolescence.

Other general and administrative expenses increased to $286,000 for the year ended December 31, 2021 compared $210,000 for to the year ended December 31, 2020. The increase can be attributed primarily to increases in advertising and promotion costs attributable to Applied Magix.

The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $1,139,000 for the year ended December 31, 2021. The Company had interest expense on a related party line of credit, related party short-term advances, convertible notes payable and accrued expenses of $247,000 for the year ended December 31, 2020.

The Company sold certain office equipment for $10,000 which resulted in a gain on disposition of assets of $5,000 for the year ended December 31, 2021. The Company sold office equipment for a total of $9,000 for the year ended December 31, 2020, which resulted in a corresponding loss of $11,000.

The Company recognized no loss on the issuance of long-term convertible notes payable for the year ended December 31, 2021, compared to $514,000 for the year ended December 31, 2020.

The Company recognized a loss on the change in value of a derivative liability related to its long-term convertible notes payable in the amount of $1,196,000 for the year ended December 31, 2021. The Company recognized a gain for the year ended December 31, 2020 in the amount of $132,000, resulting in an additional loss of $1,328,000.

During the year ended December 31, 2020, the Company accrued $500,000 in connection with litigation and legal settlement liabilities. The $500,000 liability was reported as part of accounts payable and accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2020 and December 31, 2019 and was recorded as litigation settlement costs on the Company’s consolidated statements of operations for the year ended December 31, 2019. There were no such accrued liabilities with litigation and settlement expenses in 2021.

The Company had unrealized gain on trading securities of $1,000 for the year ended December 31, 2021 compared to no unrealized gain for the year ended December 31, 2020. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

At December 31, 2021, the Company expects to receive deferred tax assets arising from net operating loss carry-forwards, capital loss carry-overs, unrealized losses on trading securities, and deductible temporary differences. As of the date of this filing, this amount is indeterminable. As of December 31, 2020, the Company had approximately $25,100,000 compared to $25,500,000 as of December 31, 2019. During the year ended December 31, 2020, the Company increased its net operating loss carry-forwards by approximately $1,200,000, had capital losses carry-forwards of approximately $2,200,000 expire and increased its other deductible temporary differences by approximately $600,000. Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $5,280,000 against these potential future tax benefits. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

Discontinued Operations

Through our wholly owned subsidiary, SPYR APPS®, LLC, during the year ended December 31, 2015 through December 31, 2020, we engaged in the development, publication, and co-publication of mobile electronic games, seeking to generate revenue through those games by way of advertising and in-app purchases. During October, 2020 the Company changed its focus away from this line of business. As of December 31, 2020, all of our games had been removed from the game stores. Pursuant to current accounting guidelines, the assets, and liabilities of SPYR APPS LLC as well as the results of its operations are presented in these financial statements as discontinued operations. On February 22, 2022, the Company dissolved SPYR APPS®, LLC. On April 20, 2021, the Company dissolved Branded Food Concepts, Inc.

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

The Company has generated a net loss for the year ended December 31, 2021 of $5,534,000 and utilized cash in operations of $1,488,000. As of December 31, 2021, the Company had current assets of $97,000, which included cash and cash equivalents of $35,000, prepaid expenses of $47,000, trading securities of $1,000, and current assets of discontinued operations of $14,000.

During the year ended December 31, 2021 the Company met its capital requirements through a combination of collection of receivables, proceeds from long-term convertible notes payable, proceeds of SBA PPP note payable and SBA EIDL grant, and through the use of existing cash reserves.

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

Operating Activities - For the year ended December 31, 2021 and 2020, the Company used cash for operating activities of $1,488,000 and $521,000 respectively. Operating activities consist of corporate overhead and development of Applied Magix products. Decreases are due to decreases in cash-paid operating expenses. See the above results of operations discussion for more details.

Investing Activities – During the year ended December 31, 2021, the Company sold property and equipment for $10,000. The Company sold property and equipment for $9,000 during the year ended December 31, 2020 and purchased property and equipment for $15,000.

Financing Activities – During the year ended December 31, 2021, the Company borrowed $425,000 from third parties, $505,000 from related parties and $73,000 from the U.S. Small Business Administration pursuant to the Paycheck protection Program; During the year ended December 31, 2020, the Company borrowed $1,000,000 pursuant to long-term convertible notes payable from a third-party lender, $71,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program and received a $3,000 Economic Injury Disaster Loan (EIDL) grant from the U.S. Small Business Administration. In addition, the Company paid $47,000 in settlement of a short-term convertible note payable to a third-party lender.

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

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The following table represents to the following subsidiaries of the Company: Applied Magix and SPYR APPS.

Applied Magix

	For The Years Ended
	December 31,
	2021	2020
Revenues	$1,895	$-
Cost of Goods Sold	(1,687)
Gross Profit	207	-

Expenses:
Advertising and Promotion	118,122	8,056
Labor and Related Expenses	-	945,406
Rent	10,148
Depreciation and Amortization	6,789	1,513
Professional Fees	22,086	6,326
Research and Development	9,268	14,328
Utilities	8,690	-
Other General and Administrative	478,135	21,947
Total Operating Expenses	653,238	(997,576)

Operating Loss	(653,031)	(997,576)

Net Income (Loss)	(653,031)	(997,576)

SPYR APPS

	For The Years Ended
	December 31,
	2021	2020
Revenues	$1,148	$4,405
Cost of Goods Sold	-
Gross Profit	1,148

Expenses:
Interest Expense	35,808	51,771
Labor and Related Expenses	-	8,425
Other General and Administrative	-	22,071
Bad Debt Expense/Impairment	75,000	36,518
Total Operating Expenses	111,808	118,785

Operating Loss	(109,660)	(114,380)

Gain on Disposal of Assets	-	4,500
Net Income (Loss)	(109,660)	(109,880)

Recent Accounting Pronouncements

See Note 1 of the consolidated financial statements for discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FL Office 7951 SW 6th Street, Suite 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SPYR, Inc. and Its Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SPYR, Inc. and its subsidiaries (“the Company”) as of December 31, 2021 and the related statements of operations, stockholders’ deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended December 31, 2021. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Discontinued operations – Restaurant and Digital Media:

As described in Note 15 to the consolidated financial statements, the Company has determined that its restaurant and digital medial subsidiaries meet the criteria for discontinued operations in the consolidated financial statements as of December 31, 2021.

Significant and complex judgements are required in evaluating discontinued operations recognition particularly when the possible transaction is approaching or in excess of one year from the initial accounting recognition as a discontinued operation.

The principal audit procedures related to the evaluation of discontinued operations classification as of December 31, 2021 included the following:

•	We evaluated and tested the design and implementation of the Company’s controls related to the evaluation and approval of complex, significant and usual transactions, and the related accounting;
•	Obtained management’s discontinued operations analysis including assessment of the specific facts and circumstances around legal, regulatory, and economic factors that were relevant in the Company’s analysis as of December 31, 2021;
•	Evaluated the basis for management’s conclusions against the framework for evaluating discontinued operations with a focus on disruptions in the sale of their insurance subsidiary due to legal, regulatory, and economic factors;
•	Obtained supporting documentation for management’s current status and sales efforts related to the restaurant and digital media.
•	Evaluated management’s ability and intent to execute management’s plans based on prior experience.

Convertible Notes

As discussed in Note 10 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using a binomial option pricing model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s binomial option pricing model.

Our principal audit procedures performed to address this critical audit matter included the following:

•	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.
•	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.
•	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

The firm has served this client since January 2022.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

April 15, 2022

SPYR, Inc. and Subsidiaries

Consolidated Balance Sheets

(Audited)

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$35,000	$510,000
Other Receivables	-	4,000
Prepaid Expenses	47,000	49,000
Inventory	-	-
Trading Securities, at Market Value	1,000	1,000
Current Assets of Discontinued Operations	14,000	13,000
Total Current Assets	97,000	577,000

Other Assets:
Property and Equipment, net	16,000	31,000
Intangible Assets, net	-	3,000
Operating Lease Right-of-Use Asset	-	28,000
Other Assets	46,000	13,000
Non-Current Assets of Discontinued Operations	-	75,000
TOTAL ASSETS	$159,000	$727,000

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,818,000	$1,561,000
Related Party Short-Term Advances	-	1,184,000
Related Party Line of Credit	-	1,204,000
Related Party Notes Payable, current portion	524,000	-
Short-Term Convertible Notes Payable	206,000	-
SBA PPP Note Payable, current portion	70,000	51,000
Operating Lease Liability, current portion	-	54,000
Current Liabilities of Discontinued Operations	803,000	767,000
Total Current Liabilities	3,421,000	4,821,000

Other Liabilities:
Related Party Notes Payable	2,534,000	-
SBA PPP Note Payable	-	20,000
Long-Term Convertible Notes Payable, net	286,000	64,000
Derivative Liability	2,621,000	1,382,000
Total Liabilities	8,862,000	6,287,000

Stockholders’ Equity (Deficit):
Preferred Stock, Class A, $0.0001 par value, 10,000,000 shares authorized; 107,636 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	11	11
Preferred Stock, Class E, $0.0001 par value, 10,000,000 shares authorized; 20,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized; 252,050,988 and 210,137,631 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	25,205	21,014
Additional Paid-In Capital	57,779,303	55,391,973
Accumulated Deficit	(66,508,521)	(60,973,000)

Total Stockholder’s Equity (Deficit)	(8,704,000)	(5,560,000)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$159,000	$727,000

The accompanying notes are an integral part of these audited consolidated financial statements

SPYR, Inc. and Subsidiaries

Consolidated Statements of Operations

(Audited)

	For The Years Ended
	December 31,
	2021	2020
Revenues	$2,000	$-
Related Party Service Revenues	-	185,000
Cost of Goods Sold	(1,000)	-
Gross Profit	1,000	185,000

Expenses:
Labor and Related Expenses	1,672,000	2,030,000
Rent	61,000	113,000
Depreciation and Amortization	13,000	38,000
Professional Fees	733,000	101,000
Research and Development	9,000	14,000
Impairment of Inventory	60,000	-
Other General and Administrative	286,000	210,000
Total Operating Expenses	2,834,000	2,506,000

Operating Loss	(2,833,000)	(2,321,000)

Other Income (Expenses)
Interest Expense	(1,139,000)	(247,000)
Gain (Loss) on Disposition of Assets	5,000	(11,000)
Gain on Settlement of Debt	498,000	-
Loss on Conversion of Debt	(335,000)	-
Gain on Forgiveness of Debt	73,000	-
Bargain Purchase Gain on Acquisition of Subsidiary	-	11,000
SBA EIDL Grant	-	3,000
Loss on Issuance of Long-Term Convertible Notes Payable	-	(514,000)
Change in Value of Derivative Liability	(1,196,000)	132,000
Unrealized Gain on Trading Securities	1,000	-
Total Other Income (Expenses)	(2,591,000)	(626,000)

Loss from Continuing Operations	(5,424,000)	(2,947,000)
Loss from Discontinued Operations	(110,000)	(110,000)
Net Loss	$(5,534,000)	$(3,057,000)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average common shares outstanding	222,792,139	203,839,473

The accompanying notes are an integral part of these audited consolidated financial statements

SPYR, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For The Years Ended December 31, 2021, 2020, and 2019

(Audited)

	Preferred Stock, Class A		Preferred Stock, Class E		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, December 31, 2018	107,636	$11	20,000	$2	198,305,131	$19,830	$53,265,157	$(55,951,000)	$(2,666,000)
Fair Value of Common Stock Issued for Employee Compensation	-	-	-	-	1,550,000	155	142,845	-	143,000
Fair Value of Common Stock and Warrants Issued for Services	-	-	-	-	25,000	3	1,997	-	2,000
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	1,000,000	100	99,900	-	100,000
Net Loss	-	-	-	-	-	-	-	(1,965,000)	(1,965,000)
Balance, December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	$53,509,899	$(57,916,000)	$(4,386,000)

Balance, December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	$53,509,899	$(57,916,000)	$(4,386,000)
Fair Value of Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	5,850,000	585	1,334,415	-	1,335,000
Fair Value of Common Stock and Warrants Issued for Conversion of Notes Payable	-	-	-	-	3,407,500	341	547,659	-	548,000
Net Loss	-	-	-	-	-	-	-	(3,057,000)	(3,057,000)
Balance, December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$55,391,973	$(60,973,000)	$(5,560,000)

Balance, December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$55,391,973	$(60,973,000)	$(5,560,000)
Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	1,550,000	155	238,845	-	239,000
Fair Value of S-8 Registered Common Stock Issued for Services	-	-	-	-	10,000,000	1,000	804,000	-	805,000
Fair Value of Restricted Common Stock Issued for Services	-	-	-	-	1,242,854	124	99,876	-	100,000
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	29,120,503	2,912	1,244,609	-	1,247,521
Adjustment to Accumulated Deficit for Intercompany Eliminations	-	-	-	-	-	-	-	(1,282)	(1,282)
Net Loss	-	-	-	-	-	-	-	(5,534,000)	(5,534,000)
Balance, December 31, 2021	107,636	$11	20,000	$2	252,050,988	$25,205	$57,779,303	$(66,508,521)	$(8,704,000)

The accompanying notes are an integral part of these audited consolidated financial statements

SPYR, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For The Year Ended
	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(5,534,000)	$(3,057,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss on Discontinued Operations	110,000	110,000
Adjustment to Deficit for Intercompany Elimination	(1,000)	-
Depreciation and Amortization	13,000	38,000
Common Stock Issued for Employee Compensation	239,000	1,335,000
Common Stock Issued for Services	905,000	-
Amortization of Debt Discounts on Convertible Notes Payable	377,000	50,000
Loss (Gain) on Disposition of Assets	(5,000)	11,000
Bargain Purchase Gain on Acquisition of Subsidiary	-	(11,000)
Loss on Conversion of Debt	334,000	-
Gain on Forgiveness of Debt	(73,000)	-
SBA EIDL Grant	-	(3,000)
Loss on Issuance of Long-Term Convertible Notes Payable	-	514,000
Change in Value of Derivative Liability	1,196,000	(132,000)
Changes in Operating Assets and Liabilities:
Decrease in Receivable from Related Parties	-	50,000
Increase in Other Receivables	(29,000)	(4,000)
(Increase) Decrease in Prepaid Expenses	2,000	(34,000)
Decrease in Operating Lease Right-of-Use Asset	28,000	14,000
Decrease in Operating Lease Right-of-Use Liability	(54,000)	-
Increase in Accounts Payable and Accrued Liabilities	257,000	420,000
Increase in Accrued Interest on Notes Payable - Related Party	99,000	-
Increase in Accrued Interest on Short-Term Advances - Related Party	-	69,000
Increase in Accrued Interest on Notes Payable	6,000	-
Increase in Accrued Interest on Line of Credit - Related Party	-	70,000
Increase in Accrued Interest and Liquidated Damages on Convertible Notes	642,000	59,000
Net Cash Used in Operating Activities from Continuing Operations	(1,488,000)	(501,000)
Net Cash Used in Operating Activities from Discontinued Operations	-	(20,000)
Net Cash Used in Operating Activities	(1,488,000)	(521,000)

Cash Flows From Investing Activities:
Purchase of Property and Equipment	-	(15,000)
Sale of Property and Equipment	10,000	9,000
Net Cash Provided by Investing Activities	10,000	(6,000)

Cash Flows From Financing Activities:
Proceeds from Long-Term Convertible Notes	-	1,000,000
Proceeds from Related Party Notes Payable	505,000	-
Proceeds from Long-Term Notes Payable	425,000	-
Proceeds from SBA EIDL Grant	-	3,000
Proceeds from SBA PPP Note Payable	73,000	71,000
Payments on Short-Term Convertible Notes Payable	-	(47,000)
Net Cash Provided by Financing Activities	1,003,000	1,027,000

Net Increase (Decrease) in Cash	(475,000)	500,000

Cash and Cash Equivalents at Beginning of Period	510,000	10,000

Cash and Cash Equivalents at End of Period	$35,000	$510,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest Paid during the Period	$-	$1,000
Income Taxes Paid during the Period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discounts on Long-Term Convertible Notes Payable	$-	$1,000,000
Warrants Issued for Debt Settlement	$220,592	$96,000
Common Stock Issued for Debt Conversion	$1,247,521	$452,000

The accompanying notes are an integral part of these audited consolidated financial statements

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for SPYR, Inc. and subsidiaries (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly owned subsidiaries, Applied Magix, a Nevada corporation, SPYR APPS, LLC, a Nevada Limited Liability Company (discontinued operations, see Note 12), E.A.J.: PHL, Airport Inc., a Pennsylvania corporation (discontinued operations, see Note 12). Intercompany accounts and transactions have been eliminated.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.

As shown in the accompanying financial statements, for the year ended December 31, 2021, the Company recorded a net loss of $5,534,000 and utilized cash in operations of $1,488,000. As of December 31, 2021, our cash balance was $35,000, we had prepaid expenses of $47,000 and we had trading securities valued at $1,000. At December 31, 2021, the Company had a working capital deficit of $3,291,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

YEARS ENDING DECEMBER 31, 2021 AND 2020

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

The basic and fully diluted shares for the year ended December 31, 2021 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,385,042, Options – 4,779,900 and Warrants – 7,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2021.

The basic and fully diluted shares for the year ended December 31, 2020 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,200,480, Options – 5,799,900 and Warrants – 11,100,000) would have had an anti-dilutive effect due to the Company generating a loss for the year ended December 31, 2020.

Product Research and Development Costs

Costs incurred for product research and development are expensed as incurred. During the years ended December 31, 2021 and 2020, the Company incurred $9,000 and $14,000 respectively, in product development costs paid to independent third parties.

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

YEARS ENDING DECEMBER 31, 2021 AND 2020

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

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

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

YEARS ENDING DECEMBER 31, 2021 AND 2020

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

During the year ended December 31, 2021, the Company recorded amortization expense of $3,000. As of December 31, 2020, total intangible assets amounted to $20,000 which consist of website development costs There were no indications of impairment based on management’s assessment of these assets as of December 31, 2021. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record impairment to our intangible assets.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2021, the Company’s only derivative financial instruments were embedded conversion features associated with long-term convertible notes payable which contain certain provisions that allow for a variable number of shares on conversion.

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

YEARS ENDING DECEMBER 31, 2021 AND 2020

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

Advertising, marketing and promotional expense was $118,000 and $8,000 for the years ended December 31, 2021, and 2020, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification 718, Compensation (“ASC 718”) as issued by the FASB. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718 and, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations. The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Accounting Standards Update (“ASU”) 2018-07.

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019. The Company is not a party to any leases and therefore is not showing any asset or liability related to leases in the current period or prior periods.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). The amendments within the update require certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendments will require disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions. The amendments in the update will be effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements or results of options.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

NOTE 2 – TRADING SECURITIES

Investments in securities are summarized as follows:

	Fair Value at Beginning of		Proceeds from	Loss on	Contributed	Unrealized	Fair Value at
Year	Year	Purchases	Sale	Sale	Capital	Loss	December 31,
2021	$1,000	$-	$-	$-	$-	$-	$1,000
2020	$1,000	$-	$-	$-	$-	$(3,000)	$1,000

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
	Fair Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Trading securities	$1,000	$1,000	$-	$-
Money market funds	1,000	1,000	-	-
Total	$2,000	$2,000	$-	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
	Fair Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Trading securities	$1,000	$1,000	$-	$-
Money market funds	1,000	1,000	-	-
Total	$2,000	$2,000	$-	$-

Generally, for all trading securities and available-for-sale securities, fair value is determined by reference to quoted market prices (level 1).

NOTE 3 – PREPAID EXPENSES

At December 31, 2021, prepaid expenses were $47,000 as compared to $49,000 at December 31, 2020. Prepaid expenses consist of a down payment on the Magix Button device development of $33,000 and a retainer for future video production of $10,000, account set up costs from Teledirect of $2,000, $1,000 of prepaid insurance costs, and $1,000 of prepaid product costs for Applied Magix.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020

Equipment	$16,000	$22,000
Furniture & fixtures	17,000	33,000
Vehicles	10,000	10,000
Property and Equipment, Gross	43,000	65,000
Less: accumulated depreciation	(28,000)	(34,000)
Property and Equipment, Net	$16,000	$31,000

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $13,000 and   $38,000, respectively.

The Company sold certain office equipment for $10,000 which resulted in a gain on disposition of assets of $5,000 for the year ended December 31, 2021. The Company sold office equipment for a total of $9,000 for the year ended December 31, 2020, which resulted in a corresponding loss of $11,000.

NOTE 5 – OTHER ASSETS

At December 31, 2021 and 2020, other assets consisted of $46,000 and $13,000 respectively. The increase of $33,000 is due to the Company’s receipt of a note payable in the amount of $12,000, for which the Company reverted payment in the amount of $45,000, resulting in a $33,000 receivable due to the Company. Other assets generally consist of security deposits for the Denver corporate office and Premier Workspaces.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Notes Payable consisted of the following:

	December 31, 2021	December 31, 2020

Related party notes, short term	$501,000	$-
Accrued interest	19,000	-
Other	4,000
Related Party Notes Payable, current portion	$524,000	$-

Related party notes, long-term	$2,454,000	-
Accrued interest	80,000	-

Related Party Notes Payable, long-term portion	$2,534,000	$-

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

During the year ended December 31, 2019, the Company, received $232,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc. During the period from January 1 through March 31, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc. During the period April 1, 2020 through December 31, 2021, no professional services were rendered to Berkshire Capital Management Co., Inc. and no revenue was received therefrom.

On May 17, 2021, the Company entered into an agreement to borrow funds from the 481149 Irrevocable Trust, a related party, that controls all of the currently outstanding preferred stock of the Company, and whose trustee is the Chief Executive Officer of the Company and a member of the board of directors. Pursuant to the agreement, the Company borrowed approximately $501,000 with interest at 6% per annum due and payable on May 17, 2022. As of December 31, 2021, the balance due with accrued interest is approximately $524,000.

On June 17, 2021, the Company consolidated all prior notes payable with Berkshire Capital Management, resulting in a single consolidated note payable of $2,454,000. As of consolidation, $80,000 of interest has accrued, resulting in a net payable at December 31, 2021 of $2,534,000.

NOTE 7 – INCOME TAXES

The Company did not provide for any Federal and State income tax for the years ended December 31, 2021 and 2020 due to the Company’s net losses.

A reconciliation of the provision for income taxes computed using the US statutory federal income tax rate is as follows:

	December 31,
	2021	2020
Tax provision at US statutory federal income tax rate	$866,000	$96,000
State income tax, net of federal benefit	187,000	-
Change in valuation allowances	(1,053,000)	(96,000)
Provision for Income Taxes	$-	$-

The significant components of the Company’s deferred tax assets were:

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carry forward	$5,647,000	$4,969,000
Capital loss carry over	163,000	163,000
Accrued expenses	205,000	151,000
Depreciation and other	(3,000)	(3,000)
Gross Deferred Tax Asset	6,012,000	5,280,000
Less valuation allowance	(6,012,000)	(5,280,000)
Net Deferred Tax Asset	$-	$-

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

As of December 31, 2021, the Company recorded a valuation allowance of $6,012,000 for its deferred tax assets. The Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

Effective January 1, 2007, the Company adopted FASB guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The FASB also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2021 and 2020, the Company does not have a liability for unrecognized tax benefits.

The Company’s net operating loss carry forward for income tax purposes as of December 31, 2021 was approximately $24,312,000, of which $18,300,000 and may be offset against future taxable income through 2038 and $6,012,000 can be carried forward indefinitely. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

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

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company is generally no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2017. However, as of December 31, 2021, the years subsequent to 2017 remain open and could be subject to examination by tax authorities including the U.S. Internal Revenue Service and major state and local tax jurisdictions in the United States.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “General and administrative expenses.”

As of December 31, 2021, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties, nor did the Company recognize any interest or penalties expense related to unrecognized tax benefits during the years ended December 31, 2021 or 2020.

NOTE 8 – SMALL BUSINESS ADMINISTRATION DEBT

On May 12, 2020 the Company received a Paycheck Protection Program loan from the U.S. Small Business Administration in the approximate amount of $70,000. The loan agreement provides for six months principal and interest deferral. The interest rate is 1%. Under the terms of the loan, up to 100% of the loan may be forgiven conditioned upon meeting certain requirements for the use of funds. Any amount not forgiven must be repaid in eighteen monthly consecutive principal and interest payments. As of December 31, 2021, the balance due on this note was approximately $70,000.

On January 21, 2021, the Company received a second Paycheck Protection Program loan from the U.S. Small Business Administration in the approximate amount of $73,000. At December 31, 2021, the balance due on the note was $0, as the loan was confirmed as forgiven on August 20, 2021.

NOTE 9 – SHORT TERM CONVERTIBLE NOTES PAYABLE

On May 27, 2021, the Company issued a promissory note to Ares Capital, Inc. in the amount of $85,000 with 8% interest due and payable upon demand. On December 2, 2021, the note was amended to provide the holder with conversion rights consisting of a conversion price calculated by a 50% discount to the average of the lowest three (3) VWAP’s for the Company’s Common Stock during the twenty (20) Trading Day period ending on the latest complete trading day prior to the Conversion Date.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

On August 11, 2021, the Company issued a promissory note to Ares Capital, Inc. in the amount of $33,333 with 8% interest due and payable upon demand. On December 2, 2021, the note was amended to provide the holder with conversion rights consisting of a conversion price calculated by a 50% discount to the average of the lowest three (3) VWAP’s for the Company’s Common Stock during the twenty (20) Trading Day period ending on the latest complete trading day prior to the Conversion Date.

On August 12, 2021, the Company issued a promissory note to Ares Capital, Inc. in the amount of $40,000 with 8% interest due and payable upon demand. On December 2, 2021, the note was amended to provide the holder with conversion rights consisting of a conversion price calculated by a 50% discount to the average of the lowest three (3) VWAP’s for the Company’s Common Stock during the twenty (20) Trading Day period ending on the latest complete trading day prior to the Conversion Date.

On September 9, 2021, the Company issued a promissory note to Ares Capital, Inc. in the amount of $40,000 with 8% interest due and payable upon demand. On December 2, 2021, the note was amended to provide the holder with conversion rights consisting of a conversion price calculated by a 50% discount to the average of the lowest three (3) VWAP’s for the Company’s Common Stock during the twenty (20) Trading Day period ending on the latest complete trading day prior to the Conversion Date.

NOTE 10 – CONVERTIBLE NOTES

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

On September 30, 2020, the Company entered into a Stock Purchase Agreement with a third-party investor. By virtue of the Stock Purchase Agreement, in two separate closings, the Company agreed to sell, in each closing, an 8% $500,000 Convertible Promissory Note and Warrant to purchase one million common shares. Each Convertible Promissory Note bears 8% interest and matures five year after issuance. Amounts due under the Convertible Promissory Note are convertible into the Registrant’s common stock at the lower of $0.25 per share or 70% of the average of the three lowest Variable Weighted Average Price (“VWAP”) for the Registrant’s common stock for the twenty trading days prior to an election to convert. The Warrants are exercisable for five-years at an exercise price of 0.25 per share or, subject to the Registrant filing a registration statement including the shares of common stock that may be issued upon exercise of the Warrant, in a cashless exercise. The first closing occurred October 5, 2020 upon the receipt by the Company of a check for $500,000. The Company received two payments in the amount of $250,000 each on November 20, 2020 and November 24, 2020 in connection with the second closing. Total proceeds from the issuance of these convertible notes payable was $1,000,000. The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. The conversion features were valued at $1,514,000 at the time of closing and the Company recognized a derivative liability of $1,514,000 with corresponding debt discounts of $1,000,000 and a loss on issuance of long-term convertible notes payable of $514,000. During May and June of 2021, the Company received conversion notices received from the lender requesting the conversion of approximately $204,000 ($160,000 principal and $44,000 interest) of the notes to 3,736,237 shares of the company’s common stock. On July 29, 2021, a convertible note holder converted $100,000 of principal debt and $15,000 of interest at a conversion rate of $0.0324 a share, into 3,561,830 Common Stock shares. On August 6, 2021, the company entered into an Amendment of the existing convertible debt, of which resulted in the conversion rates changing to 50% of the average of the lowest VWAP, and the interest on the loan was eliminated., as well as, a $455,000 increase in the Derivative Liability portion of the convertible debt, from $1,382,000 to $1,761,000. The company recorded amortization of debt discounts, recognized as interest expense, in the amount of $330,000 and accrued interest of $47,000 during the nine months ended September 30, 2021. On December 31, 2021, the principal balance together with accrued interest is recorded on the Company’s condensed consolidated balance sheet net of discounts at $27,000.

On November 2, 2021, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $50,000 with 8% interest due on November 2, 2026. The note is convertible into Company common stock at a fixed price of $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(x)) for a Trading Day (as defined below) on the Trading Market during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(n) then 50% of such VWAP as so determined.

On November 3, 2021, the Company issued a convertible promissory note to Ares Capital, Inc, in the amount $45,000 with 8% interest due on November 2, 2026. The note is convertible into Company common stock at a fixed price of $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(x)) for a Trading Day (as defined below) on the Trading Market during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(n) then 50% of such VWAP as so determined.

On December 3, 2021, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $70,000 with 8% interest due December 3, 2026. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined.

On December 27, 2021, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $50,000 with 8% interests due December 27, 2026. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

The following table summarized the Company’s convertible notes payable as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Beginning Balance	$64,000	$550,000
Proceeds from the issuance of convertible notes	215,000	-
Repayments	-	(47,000)
Conversion of notes payable into common stock	(548,000)	(548,000)
Amortization of discounts	1,341,000	50,000
Liquidated damages	(641,000)	(53,000)
Debt settlement costs	-	96,000
Accrued Interest	61,000	16,000
Convertible notes payable, net	$492,000	$64,000
Convertible notes, short term	$198,000	$-
Accrued interest and damages, short term	8,000	-
Debt discounts, short term	-	-
Short-term convertible notes payable, net	$206,000	$-
Convertible notes, long-term	$64,000	-
Accrued interest and damages, long-term	61,000	-
Proceeds from Issuance of Convertible Notes	215,000
Debt discounts, long-term	(54,000)	-
Long-term convertible notes payable, net	$286,000	$-

NOTE 11 – DERIVATIVE LIABILITY

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

The following table represents the Company’s derivative liability activity for the year ended December 31, 2021:

Year Ended December 31,
2021
Derivative liability balance, December 31, 2020	1,382,000
Issuance of derivative liability during the period	43,000
Loss Due to Modification of Note	1,346,000
Reclassification to Additional Paid-In Capital	(1,346,000)

Change in derivative liability during the period	1,196,000
Derivative liability balance, December 31, 2021	$2,621,000

The table below represents the average assumptions used in valuing the derivative liability at December 31, 2021:

Year Ended December 31,
2021
Expected life in years	3.89
Stock price volatility	182.99% - 198.39%
Risk free interest rate	0.42%
Expected dividends	-
Forfeiture rate	-

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Equity Line of Credit

The Company entered into a five-year Equity Line of Credit pursuant to an Equity Purchase Agreement with Brown Stone Capital, LP, dated September 30, 2020. Pursuant to the agreement, Brown Stone agreed to invest up to $14,000,000 to purchase the Company’s Common Stock, par value $0.0001 per share. The purchase price of the common shares is the lesser of the Fixed price or Market price. The Fixed price is $0.50 per share in years 1 and 2, after the effectiveness of a registration statement, and $1.00 per share in years 3, 4 and 5 after the effectiveness of this registration statement. The Market price is 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 10-trading day period immediately prior to the conversion date. In addition, the Company and Brown Stone entered into a Registration Rights Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Brown Stone’s investment pursuant to the Equity Purchase Agreement. As of December 31, 2021, no shares have been sold pursuant to this agreement.

Operating Leases

The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015. Under the lease, the Company paid annual base rent on an escalating scale ranging from $143,000 to $152,000. In addition to the minimum basic rent, rent expense also includes approximately $1,000 per month for other items charged by the landlord in connection with rent. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. On April 1, 2021, the Company entered into a lease termination and payment agreement with the landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. As of November 1, 2021, the company was delinquent in its monthly payments and has not made payments to date pursuant to the settlement agreement had approximately $42,000 in unpaid rent which was reported as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of December 31, 2021.

Rent expense for the years ended December 31, 2021 and 2020 was $61,000 and $113,000, respectively. In addition to the minimum basic rent, rent expense also includes approximately $700 per month for other items charged by the landlord in connection with rent.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

Contingent Liabilities

During the year ended December 31, 2021, the Company accrued a contingent liability for anticipated litigation and legal settlement liabilities, which has been reported as part of accounts payable and accrued liabilities on the accompanying consolidated balance sheet and litigation settlement costs on the accompanying consolidated statements of operations in the amount of $500,000 as of December 31, 2021.

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

In electing to settle with the Commission, the Company neither admitted nor denied liability to any of the Commission’s allegations in its complaint, and in consideration for the Commission discontinuing its action, the Company, along with the two other defendants Joseph Fiore and Berkshire Capital Management agreed to be jointly and severally liable for disgorgement of profits and prejudgment interest in the amount of two million dollars, and to each be solely liable to pay a civil penalty in the amount of five hundred thousand dollars.2

Judgments

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

Employment Agreements

Pursuant to employment agreements entered in December 2014 and October 2015, the Company agreed to compensate three officers with an initial base salary in the aggregate of $450,000 per year with rolling five-year terms until terminated. In addition, as part of the employment agreements, the Company also agreed to grant these officers an aggregate of 1.55 million shares of restricted common stock at the beginning of each employment year. On September 17, 2021, Barry D. Loveless resigned as Chief Financial Officer. On December 31, 2021, the Company and James R. Thompson and Jennifer D. Duettra agreed to terminate their positions as Chief Executive Officer, President, General Counsel and Vice-President and Assistant General Counsel, respectively.

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

On December 31, 2021, the Company terminated its employment agreements with James R. Thompson and Jennifer D. Duettra.

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

NOTE 13 – EQUITY TRANSACTIONS

Common Stock:

Year Ended December 31, 2020

During the year ended December 31, the Company issued an aggregate of 5,850,000 shares of restricted common stock to employees and directors with a total fair value of $1,335,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $1,335,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the year ended December 31, 2020, the Company issued an aggregate of 3,407,500 shares of common stock in conversion of notes payable with a total fair value of $548,000. As a result, the Company reduced the balance due on the notes by $548,000 upon issuance.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

Year Ended December 31, 2021

During the year ended December 31, 2021, the Company issued an aggregate of 7,000,000 shares of restricted common stock to an independent contractor with a total fair value of $321,000 for services rendered. The shares, once issued, are non-refundable and deemed earned upon issuance. As a result, the Company accrued the entire $434,000 as of December 31, 2021. The shares agreed upon were valued as of September 20, 2021, the date earned under the respective agreement, based upon closing market price of the Company’s common stock.

During the year ended December 31, 2021, the Company committed an aggregate of 150,000 shares of restricted common stock to directors with a total fair value of $7,000 for services rendered. The shares, once issued, are non-refundable and deemed earned upon issuance. As a result, the Company accrued the entire $7,000 as of December 31, 2021. The shares agreed upon were valued as of December 31, 2021, based upon closing market price of the Company’s common stock.

During the year ended December 31, 2021, the Company issued an aggregate of 1,550,000 shares of restricted common stock to employees and directors with a total fair value of $239,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $239,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the year ended December 31, 2021, the Company issued an aggregate of 3,000,000 shares of registered common stock to third party service providers with a total fair value of $371,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $371,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the year ended December 31, 2021, the Company issued an aggregate of 1,242,854 shares of restricted common stock to third party service providers with a total fair value of $100,000. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $100,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

During the year ended December 31, 2021, the Company issued an aggregate of 29,120,503 shares of common stock with a total fair value of $1,248,000 in conversion of notes. As a result, the Company reduced the balance due on the notes and accrued interest by $548,000.

During the year ended December 31, 2021, the Company issued 5,128,205 shares of common stock with a total value of $100,000 in conversion of notes.

During the year ended December 31, 2021, the Company issued 1,083,009 shares of common stock with a total value of $27,000 in conversion of notes.

During the year ended December 31, 2021, the Company issued 5,611,222 shares of common stock with a total value of $136,000 in conversion of notes.

During the year ended December 31, 2021, the Company issued 10,000,000 shares of common stock with a total value of $250,000 in conversion of notes.

Options:

The following table summarizes common stock options activity:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding, January 1, 2020	9,299,900	$0.88
Granted	5,000,000	$0.99
Exercised	-	-
Expired	(8,500,000)	4.76
Outstanding, December 31, 2020	5,799,900	$0.88
Granted	-	0.99
Exercised	-	-
Expired	(1,420,000)	0.24
Outstanding, December 31, 2021	4,379,900	$0.88
Exercisable, December 31, 2020	5,799,900	$0.88
Exercisable, December 31, 2021	4,379,900	$0.82

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020, was $0.99 and $0.99 respectively.

During the year ended December 31, 2021, the Company granted no stock options to employees. During the year ended December 31, 2020, the Company granted stock options to purchase a total of 5,000,000 shares of the Company’s restricted common stock. The options are fully vested, exercisable at prices ranging from $0.25 to $1.50 per share and will expire over 2.5 years. The fair values of the options are recorded at their grant dates computed using the Black-Scholes Option Pricing Model. During the year ended December 31, 2020, the Company recognized $561,000 in compensation expense on the issuance of these options.

The weighted average exercise prices, remaining lives for options granted, and exercisable as of December 31, 2021 were as follows:

	Outstanding Options			Exercisable Options
Options			Weighted		Weighted
Exercise Price		Life	Average Exercise		Average Exercise
Per Share	Shares	(Years)	Price	Shares	Price
$0.50	880,000	0.30	$0.50	880,000	$0.50
$1.00	2,099,900	0.80	$1.00	2,099,900	$1.00
$1.50	1,400,000	1.30	$1.50	1,400,000	$1.50
	4,379,900		$0.88	4,379,900	$0.82

On December 31, 2020, the Company’s closing stock price was $0.08 per share. As all outstanding options had an exercise price greater than $0.08 per share, there was no intrinsic value of the options outstanding as of December 31, 2020.

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, January 1, 2020	9,000,000	$0.46
Granted	2,800,000	0.50
Exercised	-	-
Expired	(700,000)	0.50
Outstanding, December 31, 2020	11,100,000	$0.46

Granted	-	0.25
Exercised	-	-
Expired	(3,900,000)	0.08
Outstanding, December 31, 2021	7,200,000	$0.39

Exercisable, December 31, 2020	11,100,000	$0.39
Exercisable, December 31, 2021	7,200,000	$0.39

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

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

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of December 31, 2021, were as follows:

	Outstanding and Exercisable Warrants
Warrants
Exercise Price		Life
Per Share	Shares	(Years)
$0.25	3,500,000	3.9
$0.40	1,200,000	0.03
$0.50	2,700,000	1.53
$0.75	1,250,000	1.53
$1.00	1,250,000	0.41
	7,200,000

At December 31, 2021, the Company’s closing stock price was $0.05 per share. As all outstanding warrants had an exercise price greater than $0.05 per share, there was no intrinsic value of the options outstanding at December 31, 2021.

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2020:

Year Ended December 31,
2020
Expected life in years	1.00 – 5.00
Stock price volatility	177% - 246%
Risk free interest rate	0.12% - 0.22%
Expected dividends	-
Forfeiture rate	-

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

The table below represents the average assumptions used in valuing the stock options and warrants granted in fiscal 2021:

Year Ended December 31,
2021
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

Shares Reserved:

At December 31, 2021, the Company has reserved 80,000,000 shares of common stock in connection with convertible notes with detachable warrants, 100,000,000 shares of common stock in connection with shares underlying an equity line of credit and 3,500,000 shares of common stock underlying warrants issued in connection with the court approved settlement agreement for a total of 183,500,000 reserved shares of common stock.

NOTE 14 – PREFERRED STOCK

The Class A Preferred Stock carries the following rights and preferences;

Dividends

The Company shall, in its discretion, determine when and if dividends will be paid on the Class A Preferred Shares, and whether it will be paid in cash, shares of Common Stock, or a combination of both. All Class A Preferred Stockholders shall be treated the same with respect to the payment of dividends. In the event the Company elects to pay a portion or all of the dividends on the Class A Preferred Stock by issuing shares of the Company’s Common Stock, the shares of common stock issued as dividends will be restricted, unregistered shares, and will be subject to the same transfer restrictions that apply to the shares of Class A Preferred Stock. The dividend is payable as may be determined by the Board of Directors, out of funds legally available therefor. The Class A Preferred Stock will have priority as to dividends over the Common Stock.

Voting Rights

The holders of the Class A Preferred Stock shall vote for the election of directors, and shall have full voting rights, except that each Class A Preferred share shall entitle the holder to exercise ten thousand (10,000) votes for each one (1) Class A Preferred Share held.

Redemptive Rights

The Class A Preferred Stock shall not be redeemable.

Conversion Rights

The holders of the Class A Preferred Stock will be entitled at any time to convert their shares of Class A Preferred Stock into shares of the Company’s Common Stock at the rate of one (1) share of Class A Preferred Stock be converted into common shares of the Company at an agreed price of forty cents ($0.40) per share (the “Conversion Price”), which, based upon the recorded fair value of the Class A Preferred Stock, results in a conversion ratio of 1 share of Class A Preferred Stock to approximately 250 shares of common stock. No fractional shares will be issued.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

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

The Class E Convertible Preferred Stock carries the following rights and preferences;

*	No dividends.
*	Convertible to common stock based upon proceeds received upon issuance of the shares, divided by the average closing bid price for the Company’s common stock for the 5 trading days prior to the conversion date, and is adjustable to prevent dilution. At December 31, 2021, the 20,000 Class E preferred shares were convertible to 1,200,480 common shares.
*	Convertible at the Option of the Company at par value only after repayment of the shareholder loans from Joseph Fiore and subject to the holder’s option to convert.
*	Entitled to vote 1,000 votes per share of Series E Convertible Preferred Shares.
*	Entitled to liquidation preference at par value.
*	Is senior to all other share of preferred or common shares issued past, present and future.

NOTE 15 – DISCONTINUED OPERATIONS

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

The assets and liabilities of our discontinued restaurant operations as of December 31, 2021 and December 31, 2020 consisted of $0 assets and $22,000 in accounts payable and accrued liabilities.

The results of operations of our discontinued restaurant for the years ended December 31, 2020 and 2019, included in the consolidated statements of operations as discontinued operations, consisted of no operations for the year ended December 31, 2020 and 2019.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

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

The assets and liabilities of our discontinued digital media operations as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Assets:
Accounts receivable, net	$14,000	$13,000
Capitalized gaming assets and licensing rights, net	-	75,000
Total Assets	$14,000	$88,000
Liabilities:
Accounts payable and accrued liabilities	$781,000	$745,000
Total Liabilities	$781,000	$745,000

The results of operations of our discontinued digital media operations for the years ended December 31, 2021 and 2020, included in the consolidated statements of operations as discontinued operations, consisted of the following:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Revenues:	$-	$4,000
Expenses
Labor and related expenses	-	8,000
Rent	-	-
Depreciation and amortization	-	-
Professional fees	-	-
Research and Development	-	-
Other general and administrative	-	34,000
Total operating expenses	-	42,000
Operating loss	-	(38,000)
Other income (expense)
Interest expense	(36,000)	(52,000)
Gain on disposition of assets	-	5,000
Write down of assets	(75,000)	(25,000)
Loss on discontinued operations	$(110,000)	$(110,000)

NOTE 16 – SUBSEQUENT EVENTS

On February 2, 2022, the Company dissolved SPYR Apps, LLC by filing Articles of Dissolution with the Nevada Secretary of State.

On February 3, 2022, the Company entered into a securities purchase agreement and convertible promissory note with Brown Stone Capital, LP in the amount of $50,000. The note carries 8% interest and matures on February 3, 2027.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

On February 11, 2022, the Company entered into a securities purchase agreement and convertible promissory note with Brown Stone Capital, LP in the amount of $50,000. The note carries 8% interest and matures February 11, 2027.

On March 15, 2022, the Company and Collier Investments, LLC entered into a warrant cancelation agreement. In exchange for the issuance of two million restricted common shares, the Company and Collier agreed to cancel the warrant issued May 22, 2018.

On March 24, 2022, the Company entered into a securities purchase agreement and convertible promissory note with Brown Stone Capital, LP in the amount of $210,000. The note carries 8% interest and matures March 24, 2027.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director’s Name	Age	Office	Term Expires
James R. Thompson, Esq [1]	60	President, Chief Executive Officer & General Counsel	January 31, 2025

Jennifer Duettra, Esq [2]	44	Executive Vice President, Assistant General Counsel & Secretary	January 31, 2025

Barry D. Loveless, CPA [3]	55	Chief Financial Officer	October 15, 2024

John Formichella	53	Director	October 31, 2022

Tim Matula [4]	59	Director, Chief Executive Officer, President	December 31, 2022

Tad Mailander	66	Director	December 31, 2022

Trang Nguyen	40	Chief Financial Officer	November 5, 2022

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

Trang Nguyen Ms. Nguyen holds a Bachelor of Art, Business Economics (Minor in Accounting) from the University of California, Los Angeles. She is a certified public accountant with an inactive license. Her professional background includes having been the Financial Reporting Manager for Del Taco from 2019-2020, responsible for the preparation and filing of periodic financial reports with the U.S. Securities and Exchange Commission, including Forms 10-K, 10-Q etc. in accordance with U.S. GAAP and SEC Rules and Regulations; Establishing and maintaining internal controls and procedures; and, enhancing accounting business processes.

From 2016 through 2019, Ms. Nguyen was Accounting Manager for Pinnacle Tax Accounting in Los Angeles, California. Her duties included: Assisting in the month-end close process, prepare the consolidated financial statements; Prepare forecasts, projections and decks for investor packages; Prepare the Quarterly and Annual Reports on Form 10-Q/K and manage the internal and external review for these documents; Assist in the coordination of annual audit and quarterly review activities of external auditors; Manage communications with external auditors on external financial statements and accounting issues to ensure auditor agreement with company decisions on accounting disclosures, and issues; Document business processes and procedures. Perform managerial professional internal auditing work and develop recommendations and reports based on audits and presenting these ideas to senior management; Lead team of staff on completing timely engagements and communicate to the CFO’s and executive management team of several public companies on a daily basis; Responsible for preparing financials, audit package and SEC filings for six SEC filing companies on a quarterly and annual basis and over 20 private companies; Assistance with SOX 404 documentation, testing, and development of internal controls.

From 2006 to 2008, Ms. Nguyen was part of Ernst &Young, LLP’s audit team in Los Angeles, California, leading engagements on interim and year-end ad SOX 404 auditing procedures for the major enterprise accounts such as Hilton Hotels Corp., Ryland Mortgage Co., Endeavor Agency, Spyglass Entertainment, Farmer Bros., and Tennis Channel. Ms. Nguyen also conducted audit procedures for Form 10-K and 10Q reporting, performed, planned, and tested internal controls.

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

[1]	The Company and Mr. Thompson entered into a Termination Agreement effective December 31, 2021.
[2]	The Company and Ms. Duettra entered into a Termination Agreement effective December 31, 2021.
[3]	Barry D. Loveless resigned on September 17, 2021.
[4]	Mr. Matula was appointed Chief Executive Officer effective December 31, 2021.

The Company’s Certificate of Incorporation provides that the board of directors shall consist of from one to nine members as elected by the shareholders. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

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

Based solely on our review of such forms furnished to us, and representations from certain reporting persons, we believe that all filing requirements applicable to our other executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2021 were satisfied.

Audit Committee Financial Expert

The Company’s board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of: (i) understanding generally accepted accounting principles ("GAAP") and financial statements; (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves; (iii) analyzing and evaluating our financial statements; (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC’s definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfil its role under SEC regulations despite not having a designated "audit committee financial expert."

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

The following table set forth the compensation of the Company’s executive officers for the year ended 2021 and 2020.

Summary Compensation Table
Name & Principal Position	Year	Salary* $	Stock Awards $	All Others $	Total $
James R. Thompson	2021	$246,000	$-	$-	$246,000
Chief Executive Officer & General Counsel	2020	$285,000	$20,000	$-	$305,000

Barry D. Loveless	2021	$59,000	$-	$-	$59,000
Chief Financial Office	2020	$157,000	$238,000	$-	$395,000

Jennifer D Duettra	2021	$83,000	$-	$-	$83,000
Executive Vice President, Assistant General Counsel & Secretary	2020	$125,000	$185,000	$-	$310,000

Trang Nguyen
Chief Financial Officer	2021	$13,000	$-	$-	$13,000

(1)	2020 Salary includes $232,000 unpaid accrued salaries for the year ended December 31, 2020.
(2)	2019 Salary includes $258,000 unpaid accrued salaries for the year ended December 31, 2019.
(3)	2020 Salary includes $76,000 unpaid accrued salaries for the year ended December 31, 2020.
(4)	2019 Salary includes $13,000 unpaid accrued salaries for the year ended December 31, 2019.
(5)	2020 Salary includes $58,000 unpaid accrued salaries for the year ended December 31, 2020.
(6)	2020 Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2020.
(7)	2019 Stock Award includes 1,000,000 shares of restricted common stock valued at fair value on grant date February 1, 2019.
(8)	2020 Stock Award includes 1,300,000 shares of restricted common stock valued at fair value on grant date October 2020.
(9)	2019 Stock Award includes 300,000 shares of restricted common stock valued at fair value on grant date October 16, 2019.
(10)	2020 Stock Award includes 1,250,000 shares of restricted common stock valued at fair value on grant date February and October 2020.
(11)	2019 Stock Award includes 250,000 shares of restricted common stock valued at fair value on grant date February 1, 2019.

Employment Agreements

Effective February 1, 2015 the Company entered into an employment Agreement with James R. Thompson in which Mr. Thompson agreed to render services and assume fiduciary duties to protect and advance the best interests of the Company as Chief Executive Officer of the Company for a period of five years. Effective January 10, 2020, the Board of Directors approved and the Company executed an amendment making the term of James R. Thompson’s employment agreement a rolling five year term consistent with the corresponding provisions of the employment agreements for Ms. Duettra and Mr. Loveless. Mr. Thompson’s duties include but are not limited to employing and terminating key employees, signing agreements and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Mr. Thompson with a base salary of $180,000 with annual predetermined increases paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Mr. Thompson One Million (1,000,000) shares of the Company’s common stock. All common stock issued to Mr. Thompson was agreed to be restricted pursuant to Rule 144 and contained additional restrictions on Mr. Thompson’s re-sale limiting his sales to no more than 10,000 shares per day, plus an additional 10,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Mr. Thompson a signing bonus in the amount of $360,000 and to issue to Mr. Thompson 5,000,000 shares of the Company’s restricted common stock.

Effective February 1, 2015 the Company entered into an employment Agreement with Jennifer Duettra in which Ms. Duettra agreed to render services as Vice President and Assistant General Counsel to the Company for a rolling period of five years. Ms. Duettra’s duties include but are not limited to providing such services and fiduciary duties as are necessary and desirable to protect and advance the best interests of the Company, signing agreements, and otherwise committing the Company consistent with policies and budgets established by the Company. The Company agreed to compensate Ms. Duettra with an annual base salary of $120,000, increased to $125,000 on February 1, 2016, paid in accordance with the regular payroll practices of the Company for executives, less such deductions or amounts as are required to be deducted or withheld by applicable laws or regulations. In addition, at the beginning of each employment year, the Company agreed to issue to Ms. Duettra 250,000 shares of the Company’s common stock. All common stock issued to Ms. Duettra was agreed to be restricted pursuant to Rule 144 and contained additional restrictions limiting Ms. Duettra’s sales to no more than 5,000 shares per day for every 250,000 shares of daily trading volume. The Company also agreed to pay Ms. Duettra a signing bonus in the amount of $25,000, and issue to her 500,000 shares of the Company’s restricted common stock.

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

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 252,050,988 shares of issued and outstanding Common Stock of the Company as of December 31, 2021, and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned		Percent
The 4811149 Irrevocable Trust	Common Stock	59,100,919	*	23.44%
Tim Matula	Common Stock	11,150,000		4.42%
James R. Thompson	Common Stock	12,000,000		4.76%
Jennifer Duettra	Common Stock	3,250,000		1.29%
Barry D. Loveless	Common Stock	3,100,000		1.22%
John Formichella	Common Stock	300,000		Less than 1%
Tad Mailander	Common Stock	1,575,000		Less than 1%
All Executive Officers and Directors as a Group (6 persons)	Common Stock	29,900,000		11.69%

*	Includes 31,638,209 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,000 common shares), and 20,000 shares of Series E preferred stock (convertible to 553,710 common shares).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During the period from January 1 through March 31, 2020, the Company, received $185,000 in revenue for professional services rendered to Berkshire Capital Management Co., Inc. During the period April 1, 2020 through December 31, 2021, no professional services were rendered to Berkshire Capital Management Co., Inc. and no revenue was received therefrom.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Haynie & Company and Causey Demgen & Moore P.C. for professional services rendered during the years ended December 31, 2021, 2020, and 2019:

Service	2021	2020
Audit Fees	$66,265	$60,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$66,265	$60,000

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

3.	Exhibits required by Item 601 of Regulation S-K

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3	Amended Articles of Incorporation (1)
10.1**	Termination Agreement; Duettra
10.2**	Termination Agreement; Thompson
10.3	Registration Rights Agreement (1)
14	Code of Ethics (1)
21	Subsidiaries of the Company (1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith
***	Furnished Herewith
(1)	Incorporated by reference.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2022

SPYR, INC.

By:	/S/ Tim Matula
Tim Matula
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ Tim Matula	President & Chief Executive Officer	April 15, 2022
Tim Matula	(Principal Executive Officer)

/S/ Trang Nguyen	Chief Financial Officer	April 15, 2022
Trang Nguyen	(Principal Financial and Accounting Officer)

/S/ Tim Matula	Director	April 15, 2022
Tim Matula

/S/ Tad Mailander	Director	April 15, 2022
Tad Mailander

/S/ John P Formichella	Director	April 15, 2022
John P. Formichella

