Form 10-Q
period 2022-03-31
SPYR, Inc.
filed 2022-05-19
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 16, 2022, there were 290,252,374 shares of the Registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$184,000	$35,000
Other receivables		-
Prepaid expenses	46,000	47,000
Trading securities, at market value	1,000	1,000
Current Assets of discontinued operations	14,000	14,000
Total Current Assets	245,000	97,000

Property and equipment, net	13,000	16,000
Other assets	84,000	46,000
TOTAL ASSETS	$342,000	$159,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$1,872,000	$1,818,000
Related party notes payable, current portion	528,000	524,000
Short term convertible notes payable, (net of debt discount of $0, as of March 31, 2022 and December 31, 2021, respectively)	210,000	206,000
SBA PPP note payable	72,000	70,000
Current liabilities of discontinued operations	803,000	803,000
Total Current Liabilities	3,485,000	3,421,000

Other Liabilities
Related party notes payable	2,572,000	2,534,000
Long term convertible notes payable, (net of debt discount of $354,000 and $397,000, as of March 31, 2022 and December 31, 2021, respectively)	839,000	286,000
Derivative Liability	380,000	2,261,000
Total Liabilities	7,276,000	8,862,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized 107,636 Class A shares issued and outstanding as of March 31, 2022 and December 31, 2021	11	11
20,000 Class E shares issued and outstanding as of March 31, 2022 and December 31, 2021	2	2
Common stock, $0.0001 par value, 750,000,000 shares authorized 281,143,290 and 252,050,988 shares issued and outstanding as of March 31, 2022 and December 31, 2021	28,114	25,205
Common Stock to be Issued	1,089	-
Additional paid-in capital	60,060,421	57,779,303
Accumulated deficit	(67,022,521)	(66,508,521)
Total Stockholders’ Equity (Deficit)	(6,933,000)	(8,704,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$342,000	$159,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues	$1,000	$-
Cost of Goods Sold	-	-
Gross Profit	1,000	-

Expenses
Labor and related expenses	1,259,000	489,000
Rent	6,000	28,000
Depreciation and amortization	2,000	3,000
Professional fees	891,000	429,000
Research and development	-	4,000
Other general and administrative	40,000	45,000
Total Operating Expenses	2,198,000	998,000

Operating Loss	(2,197,000)	(998,000)

Other Expense
Interest expense	(49,000)	(102,000)
Other income	38,000	-
Amortization of debt discount	(43,000)	-
Loss on conversion of debt	(54,000)	-
Gain on disposition of assets	-	5,000
Settlement expense	(282,000)	-
Change in value of derivative liability	2,075,000	(104,000)
Unrealized loss on trading securities	-	1,000
Total Other Expense	1,685,000	(200,000)

Loss from continuing operations	(512,000)	(1,198,000)
Loss from discontinued operations	(2,000)	(11,000)
Net Loss	(514,000)	(1,209,000)

Per Share Amounts
Net Loss
Basic and Diluted earnings per share	$(0.00)	$(0.01)

Weighted Average Common Shares
Basic and Diluted	270,939,479	213,258,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2022

(Unaudited)

	Preferred Stock						Additional	Common Stock
	Class A		Class E		Common Stock		Paid-in	to be Issued		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2021	107,636	$11	20,000	$2	252,050,988	$25,205	$57,779,303	—	$—	(66,508,521)	$(8,704,000)
Fair value of restricted common stock and options issued for employee and director compensation	—	—	—	—	12,015,019	1,202	694,230	—	—	—	695,431
Fair value of S-8 registered common stock issued for services	—	—	—	—	8,700,000	870	538,530	—	—	—	539,400
Fair value of common stock issued for settlement	—	—	—	—	5,015,994	502	281,474	—	—	—	281,976
Fair value of common stock issued for conversion of notes payable	—	—	—	—	3,361,289	336	53,359	—	—	—	53,695
Common stock to be issued for services	—	—	—	—	—	—	29,811	1,886,792	189	—	30,000
Common stock to be issued for director compensation	—	—	—	—	—	—	516,600	9,000,000	900	—	517,500
Reclassification of derivative liabilities to additional paid-in capital	—	—	—	—	—	—	166,514	—	—	—	166,514
Net loss	—	—	—	—	—	—	—	—	—	(514,000)	(514,000)
Balance at March 31, 2022	107,636	$11	20,000	$2	281,143,290	$28,114	$60,060,421	10,886,792	$1,089	(67,022,521)	$(6,933,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2021
(Unaudited)

	Preferred Stock						Additional
	Class A		Class E		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$53,265,157	$(60,973,000)	$(5,560,000)
Fair value of common stock issued for employee & director compensation	—	—	—	—	1,400,000	140	214,860	—	215,000
Fair value of registered S-8 common stock issued for services	—	—	—	—	3,000,000	300	370,700	—	371,000
Net loss	—	—	—	—	—	—	—	(1,209,000)	(1,209,000)
Balance at March 31, 2021	107,636	$11	20,000	$2	214,537,631	$21,454	$55,977,533	$(62,182,000)	$(6,183,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(514,000)	$(1,209,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	2,000	11,000
Reclassification of derivative liabilities to additional paid-in capital	167,000	-
Depreciation and amortization	3,000	3,000
Common stock issued for director and employee compensation	696,000	215,000
Common stock issued for services	539,000	371,000
Common stock issued for settlement	282,000	-
Common stock issued for conversion of debt	54,000	-
Common stock to be issued for services	30,000	-
Common stock to be issued for director compensation	518,000	-
Amortization of debt discounts on convertible notes payable	43,000	33,000
Gain on disposition of assets	-	(5,000)
Unrealized gain on trading securities	-	(1,000)
Change in value of derivative liability	(2,241,000)	104,000
Changes in operating assets and liabilities:
Increase (Decrease) in prepaid expenses	1,000	(29,000)
Decrease in other receivables	-	4,000
Increase in inventory	-	(25,000)
Increase in other assets	-	(1,000)
Increase in accounts payable and accrued liabilities	56,000	119,000
Decrease in operating lease right-of-use liability	-	(16,000)
Increase in accrued interest on notes payable – related party	42,000	-
Increase in accrued interest on notes payable	4,000	-
Increase in accrued interest on short-term advances - related party	-	18,000
Increase in accrued interest on SBA PPP notes payable	-	1,000
Increase in accrued interest on line of credit – related party	-	18,000
Increase in accrued interest and liquidated damages on convertible notes	-	20,000
Net Cash Used in Operating Activities from Continuing Operations	(321,000)	(369,000)
Net Cash Used in Operating Activities from Discontinued Operations	-	-
Net Cash Used in Operating Activities	(321,000)	(369,000)

Cash Flows From Investing Activities:
Sale of property and equipment	-	8,000
Net Cash Used in Investing Activities	-	8,000

Cash Flows From Financing Activities:
Proceeds from long-term convertible notes	510,000	-
Proceeds from SBA PPP note payable	-	73,000
Funds lent as asset consideration	(40,000)	-
Net Cash Provided by Financing Activities	470,000	73,000

Net increase (decrease) in Cash	149,000	(288,000)
Cash and cash equivalents at beginning of period	35,000	510,000
Cash and cash equivalents at end of period	$184,000	$222,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest paid during the year	$-	$-
Income taxes paid during the year	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements of SPYR, Inc. and subsidiaries (the “Company”) are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

As shown in the accompanying financial statements, for the three months ended March 31, 2022, the Company recorded a net loss from continuing operations of $512,000 and have current liabilities of $3,485,000. As of March 31, 2022, our cash balance was $184,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements and expansion of its operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations through calendar year 2022. However, management cannot make any assurances that such financing will be secured.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Earnings (Loss) Per Share

The basic and fully diluted shares for the three months ended March 31, 2022 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,385,042, Options – 4,779,900, Warrants – 7,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2022.

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

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

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

NOTE 2 – RELATED PARTY TRANSACTIONS

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. which is controlled by the Company’s former chairman of the board. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS®, LLC. The loan was fully drawn as of February 2018, at which time the Company had borrowed $1,000,000 and accrued interest of approximately $16,000. Repayment on the loan is due December 31, 2021. This not is currently in default.

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

On June 17, 2021, the Company consolidated all prior notes payable with Berkshire Capital Management, resulting in a single consolidated note payable of $2,454,000. As of consolidation, $118,000 of interest has accrued, resulting in a net payable at March 31, 2022 of $2,572,000. As of March 31, 2022 there is outstanding $118,000 in interest and $2,454,000 in principal outstanding.

On May 17, 2021, the Company entered into an agreement to borrow funds from the 481149 Irrevocable Trust, a related party, that controls all of the currently outstanding preferred stock of the Company, and whose trustee is the Chief Executive Officer of the Company and a member of the board of directors. Pursuant to the agreement, the Company borrowed approximately $501,000 with interest at 6% per annum due and payable on May 17, 2022. As of March 31, 2022, accrued interest is approximately $27,000 and the principal balance $501,000.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 3 – SHORT TERM CONVERTIBLE NOTES PAYABLE

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

On March 17, 2022, Ares Capital, Inc. converted $21,000 of principal and $1,000 of interest from the May 27, 2021 convertible note into 1,498,289 common shares. As of March 31, 2022, there is approximately $12,000 in interest and $198,000 in principal outstanding.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On April 20, 2018, (modified May 22, 2018) the Company issued a $165,000 (originally $158,000) convertible note with original issue discount (OID) of $15,000 and bearing interest at 8% per annum. The amended maturity date of the note was June 1, 2019 and was convertible on or after October 17, 2018 into the Company’s restricted common stock at $0.20 per share at the holder’s request. The OID is recorded as a discount to the debt agreement. The Company determined the note to contain a beneficial conversion feature valued at $104,000 based on the intrinsic per share value of the conversion feature. This beneficial conversion feature was recorded as a discount to the debt agreement. The noteholder was also granted detachable 3-year warrants to purchase 200,000 shares of the company’s restricted common stock at an exercise price of $0.375 per share, 200,000 shares of the company’s restricted common stock at an exercise price of $0.50 per share, and 100,000 shares of the company’s restricted common stock at an exercise price of $0.625 per share. The warrants were valued at $126,000 using the Black-Scholes pricing model and were recorded as a discount to the debt agreement. The noteholder was also issued 116,000 shares of the company’s restricted common stock valued at $34,000 based upon the closing price of the Company stock on the date of the modified agreement and recorded as a discount to the debt agreement. On May 10, 2019, the Company amended the note to extend the due date to June 1, 2019, provide for a partial conversion of $25,000 of the outstanding principal balance into common shares of the Company at a conversion price of $0.10 per share for a total of 250,000 shares, and waive any prior alleged or actual defaults under the note. On August 25, 2020 the holder converted $101,500 of the outstanding principal balance into common shares of the Company at a conversion price of $0.20 per share for a total of 507,500 shares. On September 30, 2020, the Company amended the note to provide for a conversion of $150,000 of the outstanding principal and interest due into common shares of the Company at a conversion price of $0.125 per share for a total of 1,200,000 shares and amend the warrants by adjusting the exercise price to $0.25 per share. The Company accrued approximately $120,000 in interest, liquidated damages and debt settlement costs for this note through October 22, 2020. On October 22, 2020, the Company completed the issuance of the 1,200,000 shares and the note was considered paid in full.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

On September 30, 2020, the Company entered into a Stock Purchase Agreement with a third-party investor. By virtue of the Stock Purchase Agreement, in two separate closings, the Company agreed to sell, in each closing, an 8% $500,000 Convertible Promissory Note and Warrant to purchase one million common shares. Each Convertible Promissory Note bears 8% interest and matures five year after issuance. Amounts due under the Convertible Promissory Note are convertible into the Registrant’s common stock at the lower of $0.25 per share or 70% of the average of the three lowest Variable Weighted Average Price (“VWAP”) for the Registrant’s common stock for the twenty trading days prior to an election to convert. The Warrants are exercisable for five-years at an exercise price of 0.25 per share or, subject to the Registrant filing a registration statement including the shares of common stock that may be issued upon exercise of the Warrant, in a cashless exercise. The first closing occurred October 5, 2020 upon the receipt by the Company of a check for $500,000. The Company received two payments in the amount of $250,000 each on November 20, 2020 and November 24, 2020 in connection with the second closing. Total proceeds from the issuance of these convertible notes payable was $1,000,000. The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. The conversion features were valued at $1,514,000 at the time of closing and the Company recognized a derivative liability of $1,514,000 with corresponding debt discounts of $1,000,000 and a loss on issuance of long-term convertible notes payable of $514,000. During May and June of 2021, the Company received conversion notices received from the lender requesting the conversion of approximately $204,000 ($160,000 principal and $44,000 interest) of the notes to 3,736,237 shares of the company’s common stock. On July 29, 2021, a convertible note holder converted $100,000 of principal debt and $15,000 of interest at a conversion rate of $0.0324 a share, into 3,561,830 Common Stock shares. On August 6, 2021, the company entered into an Amendment of the existing convertible debt, of which resulted in the conversion rates changing to 50% of the average of the lowest VWAP, and the interest on the loan was eliminated., as well as, a $455,000 increase in the Derivative Liability portion of the convertible debt, from $1,382,000 to $1,761,000. The company recorded amortization of debt discounts, recognized as interest expense, in the amount of $330,000 and accrued interest of $47,000 during the nine months ended September 30, 2021. As of March 31, 2022, the balance of accrued interest is $61,000 and outstanding principal is $407,000.

On November 2, 2021, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $50,000 with 8% interest due on November 2, 2026. The note is convertible into Company common stock at a fixed price of $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(x)) for a Trading Day (as defined below) on the Trading Market during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(n) then 50% of such VWAP as so determined. As of March 31, 2022, there is outstanding approximate accrued interest of $2,000 and principal of $50,000.

On November 3, 2021, the Company issued a convertible promissory note to Ares Capital, Inc, in the amount $45,000 with 8% interest due on November 2, 2026. The note is convertible into Company common stock at a fixed price of $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(x)) for a Trading Day (as defined below) on the Trading Market during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(n) then 50% of such VWAP as so determined. As of March 31, 2022, there is outstanding approximate accrued interest of $1,000 and principal of $23,000

On December 3, 2021, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $70,000 with 8% interest due December 3, 2026. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of March 31, 2022, there is outstanding approximate accrued interest of $2,000 and principal of $70,000

On December 27, 2021, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $50,000 with 8% interests due December 27, 2026. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of March 31, 2022, there is outstanding approximate accrued interest of $1,000 and principal of $50,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

On January 10, 2022, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $200,000 with 8% interests due January 10, 2027. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of March 31, 2022, there is outstanding approximate accrued interest of $4,000 and principal of $200,000

On January 19, 2022, Mehdi Safavi converted $32,000 of debt into 1,863,000 common shares.

On February 3, 2022, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $50,000 with 8% interests due February 3, 2027. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of March 31, 2022, there is outstanding approximate accrued interest of $1,000 and principal of $50,000

On February 11, 2022, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $50,000 with 8% interests due February 11, 2027. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of March 31, 2022, there is outstanding approximate accrued interest of $1,000 and principal of $50,000

On March 24, 2022, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $210,000 with 8% interests due March 24, 2027. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of March 31, 2022, there is outstanding approximate accrued interest of $1,000 and principal of $210,000.

The following table summarized the Company’s convertible notes payable as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Beginning Balance	$492,000	$64,000
Proceeds from the issuance of convertible notes, net of issuance discounts	510,000	215,000
Repayments	—	—
Conversion of notes payable into common stock	(54,000)	(548,000)
Amortization of discounts	43,000	1,341,000
Liquidated damages	54,000	(641,000)
Accrued Interest	4,000	61,000
Convertible notes payable, net	$1,049,000	$492,000

Convertible notes, short term	$210,000	$8,000
Accrued interest and damages	$220,000	$61,000
Debt discounts	$—	$(54,000)

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Equipment	$16,000	$16,000
Furniture & fixtures	17,000	17,000
Vehicles	10,000	10,000
Property and Equipment, Gross	43,000	43,000
Less: accumulated depreciation	(30,000)	(28,000)
Property and Equipment, Net	$13,000	$16,000

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $3,000 and $10,000, respectively.

The Company sold certain office equipment for $8,000 which resulted in a gain on disposition of assets of $5,000 for the year ended December 31, 2021.

NOTE 6 – OTHER ASSETS

At March 31, 2022 and December 31, 2021 other assets consisted of $84,000 and $46,000  respectively. The increase of $38,000 is due to the Company’s receipt of a note payable in the amount of $12,000, for which the Company reverted payment in the amount of $50,000, resulting in a $38,000 receivable due to the Company. Other assets generally consist of security deposits for the Denver corporate office and Premier Workspaces.

NOTE 7 – DERIVATIVE LIABILITY

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

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2022:

Quarter Ended March 31,
2022
Derivative liability balance, December 31, 2021	2,621,000
Reclassification to Additional Paid-In Capital	(166,000)

Change in derivative liability during the period	(2,075)
Derivative liability balance, March 31, 2022	$380,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

The table below represents the average assumptions used in valuing the derivative liability at March 31, 2022:

Quarter Ended March 31,
2022
Expected life in years	3.64
Stock price volatility	198.39% - 201.26%
Risk free interest rate	2.45%
Expected dividends	-
Forfeiture rate	-

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

The assets and liabilities of our discontinued restaurant operations as of March 31, 2022 and December 31, 2021 there were 0 assets and $22,000 in accounts payable and accrued liabilities.

The results of operations of our discontinued restaurant for the three months ended March 31, 2022 and 2021, included in the consolidated statements of operations as discontinued operations, consisted of no operations for the three months ended March 31, 2022 and 2021.

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

The assets and liabilities of our discontinued digital media operations as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Assets:
Accounts receivable, net	$14,000	$14,000
Capitalized gaming assets and licensing rights, net	-	-
Total Assets	$14,000	$14,000
Liabilities:
Accounts payable and accrued liabilities	$781,000	$781,000
Total Liabilities	$781,000	$781,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

The results of operations of our discontinued digital media operations for the three months ended March 31, 2022 and 2021, included in the consolidated statements of operations as discontinued operations, consisted of the following:

	Quarter ended	Quarter ended
	March 31,	March 31,
	2022	2021
Revenues:	$-	$-
Expenses
Labor and related expenses	-	-
Rent	-	-
Depreciation and amortization	-	-
Professional fees	-	-
Research and Development	-	-
Other general and administrative	2,000	-
Total operating expenses	2,000	-
Operating loss	(2,000)	-
Other income (expense)
Interest expense		(11,000)
Gain on disposition of assets	-	-
Write down of assets
Loss on discontinued operations	$(2,000)	$(11,000

SPYR APPS, LLC

On February 2, 2022, the Company filed Articles of dissolution with the Nevada Secretary of State dissolving SPYR APPS, LLC.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company had accounts payable and accrued liabilities of $1,872,000 and 1,118,000 respectively. As of March 31, 2022, of the outstanding $1,872,000 consists of $299,000 outstanding and owed to vendors and other professional service providers, and $1,573,000 outstanding as accrued wages and salaries. For the year ended December 31, 2021, $1,818,000 was outstanding consisting of $245,000 outstanding and owed to vendors and other professional service providers, and $1,573,000 outstanding as accrued wages and salaries.

NOTE 10 – DEBT DISCOUNTS

As of March 31, 2022 and December 31, 2021, the Company had debt discounts of $354,000 and $397,000 respectively. For the three months ended March 31, 2022, there was $43,000 in amortization of debt discounts. For the year ended December 31, 2021, there was $132,000 in amortization of debt discounts. As of March 31, 2022 and December 31, 2021, there were outstanding long term convertible notes payable of $1,193,000 and $683,000 respectively, these numbers are netted against their respective debt discounts and are represented as $839,000 and $286,000 as of March 31, 2022 and December 31, 2021, respectively.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Equity Line of Credit

The Company entered into a five-year Equity Line of Credit pursuant to an Equity Purchase Agreement with Brown Stone Capital, LP, dated September 30, 2020. Pursuant to the agreement, Brown Stone agreed to invest up to $14,000,000 to purchase the Company’s Common Stock, par value $0.0001 per share. The purchase price of the common shares is the lesser of the Fixed price or Market price. The Fixed price is $0.50 per share in years 1 and 2, after the effectiveness of a registration statement, and $1.00 per share in years 3, 4 and 5 after the effectiveness of this registration statement. The Market price is 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 10-trading day period immediately prior to the conversion date. In addition, the Company and Brown Stone entered into a Registration Rights Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Brown Stone’s investment pursuant to the Equity Purchase Agreement. As of March 31, 2022, no shares have been sold pursuant to this agreement. On April 26, 2022, the Registrant and Ares amended the Registration Rights Agreement previously disclosed on Form 8-K filed September 23, 2001. The transaction documents were amended to reflect Ares’ waiver of the requirement that the Registrant file a registration statement concerning the equity purchase agreement within thirty days of September 20, 2021.

Operating Leases

The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015. Under the lease, the Company paid annual base rent on an escalating scale ranging from $143,000 to $152,000. In addition to the minimum basic rent, rent expense also includes approximately $1,000 per month for other items charged by the landlord in connection with rent. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. On April 1, 2021, the Company entered into a lease termination and payment agreement with the landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. As of November 1, 2021, the company was delinquent in its monthly payments and has not made payments to date pursuant to the settlement agreement had approximately $42,000 in unpaid rent which was reported as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2022.

Contingent Liabilities

During the quarter ended March 31, 2022, the Company accrued a contingent liability for anticipated litigation and legal settlement liabilities, which has been reported as part of accounts payable and accrued liabilities on the accompanying consolidated balance sheet and litigation settlement costs on the accompanying consolidated statements of operations in the amount of $500,000 as of March 31, 2022.

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

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

On March 15, 2022, the Company and Collier Investments, LLC entered into a Warrant Cancellation Agreement. On May 22, 2018, the Company issued a five year warrant to Collier to purchase 200,000 shares of common stock, adjustable in price and amount for dilutive issuances. The Company and Collier agreed to cancel the warrant in exchange for the Company issuing Collier 2,000,000 shares of common stock.

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

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

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

On December 31, 2021, the Company terminated its employment agreements with James R. Thompson and Jennifer D. Duettra.

Pursuant to termination agreements, the Company is liable for unpaid wages and benefits to Ms. Duettra and Mr. Thompson of $162,458.13 and $3,600, and $910,991.80 and $2,300.02 respectively. The Company also owes Mr. Thompson contractual expense reimbursements in the amount of $52,527.82.

In settlement of constructive termination under Ms. Duettra and Mr. Thompson’s employment agreements, the Company agreed to issue 2,500,000 and 5,000,000 shares of restricted common stock, respectively, and continue payments of medical, dental and vision insurance for each until June 30, 2022.

On February 7, 2022, the Company entered into settlement agreements with Harald Zink, Richard Kelly Clark, and Misty Seals to settle accrued wages. The Company settled $94,193.75 in accrued wages payable to Mr. Zink by the issuance of 1,546,695 common shares. The Company settled $42,383.42 in accrued wages payable to Ms. Seals by the issuance of 695,951 common shares. The Company settled $94,193.75 in accrued wages payable to Mr. Clark by the issuance of 1,788,367 common shares.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 12 – EQUITY TRANSACTIONS

Common Stock:

Three Months Ended March 31, 2021

During the three months ended March 31, 2021, the Company issued an aggregate of 1,400,000 shares of restricted common stock to employees with a total fair value of $215,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $215,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock. The Company also issued 3,000,000 for outside consulting with a fair value of $371,000.

Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company issued an aggregate of 12,015,019 shares of restricted common stock to employees with a total fair value of $695,000 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $696,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

The Company also issued 8,700,000 common shares for outside consulting with a fair value of $539,000.

The Company also issued 5,015,994 common shares for settlements to Collier Investments, and separately with Richard Kelly Clark, Harald Zink, and Misty Seals with an aggregate fair market value of $282,000.

The company also issued 3,361,289 common shares in conversion of $54,000 in notes payable.

The Company also has the obligation to issue 9,000,000 shares in director compensation, and 1,886,792 common shares for consulting services that has not been issued as of the date of this filing. The fair value of these issuances are $518,000 and $30,000 respectively.

Options:

The following table summarizes common stock options activity:

	Options	Weighted Average Exercise Price
December 31, 2021	4,379,900	$0.88
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, March 31, 2022	4,379,900	$0.88
Exercisable, March 31, 2020	4,379,900	$0.88

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

The weighted average exercise prices, remaining lives for options granted, and exercisable as of March 31, 2022 were as follows:

	Outstanding Options			Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.50	8,000,000	0.42	$0.50	8,000,000	$0.50
$1.00	1,149,900	0.07 – 1.85	$1.00	1,149,900	$1.00
	9,149,900		$0.56	9,149,900	$0.56

At March 31, 2022, the Company’s closing stock price was $0.03 per share. As all outstanding options had an exercise price greater than $0.03 per share, there was no intrinsic value of the options outstanding at March 31, 2022.

Warrants:

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2021	7,200,000	$0.39
Granted	—	—
Exercised	—	—
Expired	1,200,000
Cancelled	200,000	—
Outstanding, March 31, 2022	5,800,000	$0.33
Exercisable, March 31, 2022	5,800,000	$0.33

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of March 31, 2022, were as follows:

	Outstanding and Exercisable Warrants
Warrants Exercise Price Per Share	Shares	Life (Years)
$0.25	3,500,000	3.65
$0.50	2,300,000	1.28
	5,800,000

Shares Reserved:

At March 31, 2022, the Company has no reserved shares of common stock in connection with convertible notes or warrants.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

On May 4, 2022, the Company issued 2,367,564 shares of common stock issued to Ares Capital, Inc. for $42,000 in principal and $2,000 in interest at a conversion rate of $0.0186 per share related to a promissory notes dated August 12, and September 9, 2021.

The Company entered into a consulting agreement with a third party vendor requiring the Company to issue 5,000,000 registered common shares on Form S-8, which have been accrued as of the date of this filing, but not issued. The value of the shares is $0.0396 per share as at May 5, 2022.

On May 10, 2022, the Company entered into a convertible promissory note in the principal amount of $75,000, with 10% interest per annum, with a maturity date of August 10, 2022. The note has a $25,000 original issuance discount.

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

With our October 20, 2020, acquisition of Applied Magix, a Nevada corporation (“Applied Magix”), our business model changed to focus on the development of our wholly owned subsidiary Applied Magix Inc., a registered Apple® developer, and reseller of Apple® ecosystem compatible products and accessories with an emphasis on the smart home market. As such, we are in the global “Internet of Things” (IoT) market, and more specifically, the segment of the market related to the development, manufacture and sale of devices and accessories specifically built on Apple’s HomeKit® framework. These products work within the Apple® HomeKit® ecosystem and are exclusive to the Apple market and its consumers. Apple® HomeKit® is a system that lets users control smart home devices, so long as they’re compatible with the HomeKit® ecosystem, giving users control over smart thermostat, lights, locks and more in multiple rooms, creating comfortable environments and remote control of other connected devices. Our strategy is two-fold. First, we intend to resell, under our Applied Magix brand, a variety of chargers, cables, cords, charging docks, cases, cameras, adaptors and other accessories used in the Apple® ecosystem in various internet marketplaces. Secondly, we are developing an Applied Magix branded hardware device for use with the Apple HomeKit® framework, that will allow users to program and securely control and manage multiple smart home devices labeled as a “Works with Apple HomeKit” accessory through the Apple® HomeKit® app for iOS. To date, our strategy is in the development stage. We have yet to begin sales efforts for our branded Apple® ecosystem compatible products and accessories, and our Apple HomeKit® hardware device is in development.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 TO 2021

The consolidated results of continuing operations for the three months ended March 31, 2022 and 2021 are as follows:

Three Months Ended March 31, 2022	Applied Magix	Corporate	Consolidated
Revenues	$1,000	$—	$1,000
Related party service revenues	—	—	—
Labor and related expenses	—	(1,259,000)	(1,259,000)
Rent	(5,000)	(1,000)	(6,000)
Depreciation and amortization	(2,000)	—	(2,000)
Professional fees	(2,000)	(889,000)	(891,000)
Research and Development	—	—	—
Other general and administrative	(5,000)	(35,000)	(40,000)
Operating loss	(13,000)	(2,184,000)	(2,197,000)

Interest Expense	—	(49,000)	(49,000)
Unrealized gain on trading securities	—	1,000	1,000
Other income	—	38,000	38,000
Amortization of debt discounts	—	(43,000)	(43,000)
Loss on conversion of debt	—	(54,000)	(54,000)
Settlement expense	—	(2828,000)	(2828,000)
Change in value of derivative liability	—	2,075,000	2,075,000
Other Income (Expense)	—	(1,685,000)	1,685,000
Loss from continuing operations	$(13,000)	$(499,000)	$(512,000)

For the Three Months Ended March 31, 2021	Applied Magix	Corporate	Consolidated
Revenues	$—	$—	$—
Related party service revenues	—	—	—
Labor and related expenses	(103,000)	(386,000)	(489,000)
Rent	(2,000)	(26,000)	(28,000)
Depreciation and amortization	(2,000)	(1,000)	(3,000)
Professional fees	(7,000)	(422,000)	(429,000)
Research and development	(4,000)	—	(4,000)
Other general and administrative	(28,000)	(17,000)	(45,000)
Operating loss	(146,000)	(852,000)	(998,000)

Interest Expense	—	(102,000)	(102,000)
Gain on disposition of assets	—	5,000	5,000
Change in Value of derivative liability	—	(104,000)	(104,000)
Unrealized gain (loss) on trading securities	—	1,000	1,000
Other expense	—	(200,000)	(200,000)
Loss from continuing operations	$(146,000)	$(1,052,000)	$(1,198,000)

Results of Operations

For the three months ended March 31, 2022 the Company had a loss from continuing operations of $512,000 compared to a loss from continuing operations of $1,198,000 for the three months ended March 31, 2021. This change is due primarily to increases in labor and related expenses and professional fees.

Total Revenues - For the three months ended March 31, 2022 and 2021, the Company had total revenue of $1,000 and $0, respectively. This is due to the Company’ launch of its Applied Magix sales efforts during the quarter.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the three months ended March 31, 2022 the company had total labor and related expenses of $1,259,000 with $0 being settled in cash, $102,000 in accrued salaries, and $1,157,000 being paid in restricted stock recorded at fair value. For the three months ended March 31, 2021 the company had total labor and related expenses of $489,000 with $214,000 being settled in cash, $60,000 in accrued salaries, and $215,000 being paid in restricted stock recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of operations.

The cost of rent decreased to $9,000 from $6,000 for the three months ended March 31, 2022 from $28,000 for the three months ended March 31, 2021. The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company paid annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. Subsequent to March 31, 2021, the Company entered into a lease termination and payment agreement with its landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. As of November 1, 2021, the company was delinquent in its monthly payments and has not made payments to date pursuant to the settlement agreement had approximately $42,000 in unpaid rent which was reported as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2022.

The Company In addition, effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach California. Under the lease, the Company pays monthly rent of $1,400.

Professional fees were $891,000 for the three months ended March 31, 2022, compared to $429,000 for the three months ended March 31, 2021. Of the $891,000, $213,000 was paid in cash, $139,000 was accrued as future payables, and $539,000 was paid in restricted stock recorded at fair value.

Other general and administrative expenses decreased $40,000 for the three months ended March 31, 2022 compared $45,000 to the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss for the three months ended March 31, 2022 of $514,000 and utilized cash in operations of $321,000. As of March 31, 2022, the Company had current assets of $245,000, which included cash and cash equivalents of $184,000, prepaid expenses of $46,000, trading securities of $1,000, and current assets of discontinued operations of $14,000.

During the three months ended March 31, 2022, the Company has met its capital requirements through proceeds from the Company’s issuance of long term convertible notes.

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

Operating Activities - For the three months ended March 31, 2022, the Company used cash in operating activities of $321,000. For the three months ended March 31, 2021, the Company provided cash in operating activities of $369,000. Operating activities consist of corporate overhead and development of Applied Magix products. Increases are due to increases in cash-paid operating expenses. See the above results of operations discussion for more details.

Investing Activities - During the three months ended March 31, 2022, the Company received no income from investing activities. During the three months ended March 31, 2021, the Company purchased property and equipment sold property and equipment for $8,000.

Financing Activities - During the three months ended March 31, 2022, the Company borrowed $510,000 from long term convertible notes, and lent $40,000 as asset consideration. During the three months ended March 31, 2021, the Company received $73,000 from an SBA loan.

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

As of March 31, 2022, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent audit committee.

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

Judgments

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The $85,000 plus accrued interest and attorneys’ fees has been reported as part of accounts payable and accrued liabilities. The balance due as of March 31, 2022 and December 31, 2021 was approximately $100,000 and $96,000, respectively.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
3.3	Amended Articles of Incorporation (1)
10.2	Registration Rights Agreement (1)
14	Code of Ethics (1)
21	Subsidiaries of the Company (1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith
***	Furnished Herewith

(1)	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2022

SPYR, INC.

By:	/s/ Tim Matula
Tim Matula
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Trang Nguyen
Trang Nguyen
Chief Financial Officer
(Principal Financial and Accounting Officer)