Form 10-K/A
period 2021-12-31
SPYR, Inc.
filed 2022-08-30
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of December 31, 2021, there were 245,050,988 shares of the Registrant’s common stock, par value $0.0001, issued, 107,636 shares of Series A Convertible preferred stock (convertible to 26,909,028 common shares), par value $0.0001, and 20,000 shares of Series E Convertible preferred stock (convertible to 145,599 common shares), par value $0.0001.

EXPLANATORY NOTE

SPYR, Inc., referred to in this report as “SPYR,” the “Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the Year ended December 31, 2021, originally filed on April 15, 2022 (the “Original Report”). This Amendment amends and restates Items 7 and 8 Part I and Item 15 of Part II of the Original Report. In Item 8, this Amendment includes our restated consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2021 to correct the errors discussed below.

Management identified multiple errors in its financial statements which related to the following. The corrections have the effect of:

1.	Stock-based compensation accounting for shares to be issued for services rendered to the Company during the year ended December 31, 2021;

2.	Stock-based compensation accounting for shares to certain consultants that were cancelled.

3.	A write down of accounts receivable related to the Company’s discontinued operations, and classifying cash accounts as discontinued operations

4.	Certain vendor invoices not recognized in the correct accounting period.

5.	The fair value estimate as of December 31, 2021 of the derivative liability related to its convertible note agreements.

6.	The Company's Form 10-K failed to include the audit report and consent from the Company's previous audit firm Haynie & Co. for the year ended December 31, 2020.

This Amendment amends and restates Item 7 of Part I, which includes our revised discussion of operating results to reflect the impact of the corrections discussed above.

In addition, the Exhibits index in Item 15 of Part II of the Original Report is hereby amended and restated in its entirety, and new certifications of the Company’s principal executive officer and principal financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, dated as of the filing of this Amendment, are filed and furnished, as applicable, as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Report. This Amendment continues to speak as of the date of the Original Report and does not reflect events occurring after the filing of the Original Report.

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

Operating Losses

The Company has incurred net loss from operations of $5,961,000 and $3,057,000 for the years ended December 31, 2021 and 2020, respectively. Such operating losses reflect developmental and other administrative costs for 2021 and 2020. The Company expects to incur losses in the near future until profitability is achieved. The Company’s operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays, and complications. There can be no assurance that the Company will achieve or sustain profitable operations.

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

Comparison of 2021 to 2020

The consolidated results of continuing operations are as follows:

For the Year Ended December 31, 2021	Applied Magix	Corporate	Consolidated

Revenues	$2,000	$-	$2,000
Cost of Goods Sold	(61,000)	-	(61,000)
Labor and related expenses	(401,000)	(1,619,000)	(2,020,000)
Rent	(10,000)	(63,000)	(73,000)
Depreciation and amortization	(7,000)	(6,000)	(13,000)
Professional fees	(22,000)	(310,000)	(332,000)
Research and development	(9,000)	-	(9,000)
Other general and administrative	(216,000)	(193,000)	(409,000)
Operating loss	(724,000)	(2,190,000)	(2,915,000)

Interest Expense	-	(1,139,000)	(1,139,000)
Gain on disposition of assets	-	5,000	5,000
Change in Value of derivative liability	-	(1,586,000)	(1,586,000)
Loss on Conversion of Debt	-	(335,000)	(335,000)
Gain on Forgiveness of Debt	-	145,000	145,000
Impairment on Trading Securities	-	(1,000)	(1,000)
Loss from continuing operations	$(724,000)	$5,102,000	$(5,826,000)

For the Year Ended December 31, 2020	Applied Magix	Corporate	Consolidated

Revenues	$-	$-	$-
Related party service revenues	-	185,000	185,000
Labor and related expenses	(945,000)	(1,085,000)	(2,030,000)
Rent	-	(113,000)	(113,000)
Depreciation and amortization	(2,000)	(36,000)	(38,000)
Professional fees	(6,000)	(95,000)	(101,000)
Research and development	(14,000)	-	(14,000)
Other general and administrative	(30,000)	(180,000)	(210,000)
Operating loss	(997,000)	(1,324,000	(2,321,000)

Interest Expense	-	(247,000)	(247,000)
Loss on disposition of assets	-	(11,000)	(11,000)
Bargain purchase gain on acquisition of subsidiary	-	11,000	11,000
SBA EIDL grant	-	3,000	3,000
Loss on issuance of long-term convertible notes payable	-	(514,000)	(514,000)
Change in Value of derivative liability	-	132,000)	132,000
Other expense	-	(626,000)	(626,000)
Loss from continuing operations	$(997,000)	$(1,950,000)	$(2,947,000)

Results of Operations

For the year ended December 31, 2021, the Company had a loss from continuing operations of $5,820,000 compared to a loss from continuing operations of $2,947,000 for the year ended December 31, 2020, an increase of $1,769,000. This increase is due primarily to an increase in professional fees of $231,000, and other general and administrative costs of $193,000. Other factors contributing to the increase include an increase in interest expense of $1,139,000 for 2021 as compared $247,000 in 2020, and a loss on the debt modification $335,000 for 2021 as compared to no loss in 2020. Additionally, there was a decrease in the change in value of derivative liability from a gain of $132,000 in 2020 to a loss of $1,586,000 in 2021, representing a total decrease of $1,718,000.

More detailed explanation of the year ended December 31, 2021 and 2020 changes are included in the following discussions.

Revenues - For the years ended December 31, 2021 and 2020, the Company had non related party revenue of $2,000 and $0, respectively. The increase was the result of development stage operations of Applied Magix which began selling it’s Apple ecosystem products. During the year ended December 31, 2021, the Company had no related party services revenues, as compared to $185,000 in revenue for professional services rendered to related parties in 2020. The Company has not and does not anticipate that it will provide any further professional services to related parties. Our current business is focused on the development of our wholly owned subsidiary, Applied Magix.

Cost of goods sold increased to $61,000 for the year ended December 31, 2021 compared $0 for to the year ended December 31, 2020. This increase can be attributed to management’s decision to write-off the inventory asset as of year-end due to obsolescence.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the year ended December 31, 2021, the company had total labor and related expenses of $2,020,000 with $350,000 being settled in cash, $649,000 in accrued salaries and $1,021,000 being paid in restricted common stock and options recorded at fair value. For the year ended December 31, 2020, the company had total labor and related expenses of $2,030,000 with $302,000 being settled in cash, $393,000 in accrued salaries and $1,335,000 being paid in restricted common stock and options recorded at fair value.

The cost of rent decreased to $73,000 for the year ended December 31, 2021 from $113,000 for the year ended December 31, 2020 a decrease of $40,000.

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

Depreciation and amortization expenses was $13,000 for the year ended December 31, 2021 compared to $38,000 for the year ended December 31, 2020, a decrease of $25,000. Depreciation and amortization expenses are attributable to depreciation of the property and equipment and amortization of intangible assets in service during respective periods. We expect depreciation and amortization expenses to decrease in 2022 commensurate with the sale of additional property, equipment, and intangible assets in connection with our planned Applied Magix business operations.

Professional fees increased to $332,000 for the year ended December 31, 2021 from $101,000 for the year ended December 31, 2020, an increase of $231,000. Professional fees during 2021 included $83,000 in legal, accounting, and other professional service needs, $22,000 in consulting services related to our Applied Magix operations, and $123,000 for public relations. Professional fees during 2020 included $92,000 in legal, accounting, and other professional service needs, $6,000 in consulting services related to our Applied Magix operations and $3,000 for public relations.

Research and development costs during the year ended December 31, 2021 included $9,000 in connection with the research and testing of products for our Applied Magix operations, compared to $14,000 during the year ended December 31, 2020, a decrease of $5,000.

Other general and administrative expenses increased to $409,000 for the year ended December 31, 2021 compared $210,000 for to the year ended December 31, 2020. The increase can be attributed primarily to increases in advertising and promotion costs attributable to Applied Magix.

The Company had interest expense on a line of credit, short-term advances, convertible notes payable and accrued expenses of $1,139,000 for the year ended December 31, 2021. The Company had interest expense on a line of credit, short-term advances, convertible notes payable and accrued expenses of $247,000 for the year ended December 31, 2020.

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

The Company recognized a loss on the change in value of a derivative liability related to its long-term convertible notes payable in the amount of $1,586,000 for the year ended December 31, 2021. The Company recognized a gain for the year ended December 31, 2020 in the amount of $132,000.

During the year ended December 31, 2020, the Company accrued $500,000 in connection with litigation and legal settlement liabilities. The $500,000 liability was reported as part of accounts payable and accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2020. There were no such accrued liabilities with litigation and settlement expenses in 2021.

The Company had impairment on trading securities of $1,000 for the year ended December 31, 2021 compared to no impairment on trading securities for the year ended December 31, 2020. Unrealized gains and losses are the result of fluctuations in the quoted market price of the underlying securities at the respective reporting dates.

At December 31, 2021, the Company expects to receive deferred tax assets arising from net operating loss carry-forwards, capital loss carry-overs, unrealized losses on trading securities, and deductible temporary differences. As of the date of this filing, this amount is indeterminable. As of December 31, 2020, the Company had deferred tax assets arising from net operating loss carry-forwards, capital loss carry-overs, unrealized losses on trading securities, and deductible temporary differences of approximately $25,100,000. During the year ended December 31, 2020, the Company increased its net operating loss carry-forwards by approximately $1,200,000, had capital losses carry-forwards of approximately $2,200,000 expire and increased its other deductible temporary differences by approximately $600,000. Management believes it is more likely than not that forecasted income, together with future reversals of existing taxable temporary differences, will not be sufficient to fully recover the deferred tax assets and has established a 100% valuation allowance of $5,280,000 against these potential future tax benefits. The Company will continue to evaluate the realizability of deferred tax assets quarterly.

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

The Company has generated a net loss for the year ended December 31, 2021 of $5,961,000 and utilized cash in operations of $974,000. As of December 31, 2021, the Company had current assets of $82,000, which included cash and cash equivalents of $32,000, prepaid expenses of $47,000, and current assets of discontinued operations of $3,000.

During the year ended December 31, 2021 the Company met its capital requirements through a combination of collection of receivables, proceeds from long-term convertible notes payable, proceeds of SBA PPP note payable and SBA Economic Injury Disaster Loan (“EIDL”), and through the use of existing cash reserves.

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

Operating Activities - For the year ended December 31, 2021 and 2020, the Company used cash for operating activities of $974,000 and $521,000 respectively. For the year ended December 31, 2021, net cash used in operating activities from continuing operations of $974,000 consisted of net loss of $5,961,000, which included non-cash costs of depreciation and amortization of $13,000, amortization of debt discounts of $553,000, loss on discontinued operations of $135,000, common stock issued for services of $896,000, common stock issued for employee compensation of $239,000, loss on debt modification of $335,000 and loss on change of fair value derivative liability of $1,586,000. Changes in operating assets and liabilities included changes in accounts payable and accrued liabilities of $802,000, accrued interest on notes payable of $209,000 and accrued interest and liquidated damages on convertible notes of $352,000. For the year ended December 31, 2020, net cash used in operating activities of $501,000 consisted of net loss of $3,057,000, which included non-cash costs of depreciation and amortization of $38,000, amortization of debt discounts of $50,000, loss on discontinued operations of $110,000, common stock issued for employee compensation of $1,335,000 and gain on change of fair value derivative liability of $132,000. Changes in operating assets and liabilities included changes in accounts payable and accrued liabilities of $420,000, and accrued interest and liquidated damages on convertible notes of $59,000.

Investing Activities – During the year ended December 31, 2021, the Company sold property and equipment for $10,000. The Company sold property and equipment for $9,000 during the year ended December 31, 2020 and purchased property and equipment for $15,000.

Financing Activities – During the year ended December 31, 2021, the Company borrowed $215,000 from long-term notes payable, $198,000 from short-term notes payable and $73,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program; During the year ended December 31, 2020, the Company borrowed $1,000,000 pursuant to long-term convertible notes payable from a third-party lender, $71,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program and received a $3,000 EIDL from the U.S. Small Business Administration. In addition, the Company paid $47,000 in settlement of a short-term convertible note payable to a third-party lender.

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

Revenue Recognition

We determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services. The Company’s only revenue stream is currently from transactions as a registered reseller of Apple® ecosystem compatible products, accessories and related applications with an emphasis on the smart home market. The Company has had minimal sales to date. The Company’s revenue is recognized at a point in time when the sale of the product is completed. There is no significant financing component from the Company’s sales.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Binomial Valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company’s only derivative financial instruments were embedded conversion features associated with long-term convertible notes payable which contain certain provisions that allow for a variable number of shares on conversion.

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

Restatement of 2021 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the December 31, 2021 consolidated financial statements have been restated to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Discontinued operations – Restaurant and Digital Media:

As described in Note 16 to the consolidated financial statements, the Company has determined that its restaurant and digital medial subsidiaries meet the criteria for discontinued operations in the consolidated financial statements as of December 31, 2021.

Significant and complex judgements are required in evaluating discontinued operations recognition particularly when the possible transaction is approaching or in excess of one year from the initial accounting recognition as a discontinued operation.

The principal audit procedures related to the evaluation of discontinued operations classification as of December 31, 2021 included the following:

•	We evaluated and tested the design and implementation of the Company’s controls related to the evaluation and approval of complex, significant and usual transactions, and the related accounting;

•	Obtained management's discontinued operations analysis including assessment of the specific facts and circumstances around legal, regulatory, and economic factors that were relevant in the Company’s analysis as of December 31, 2021;

•	Evaluated the basis for management's conclusions against the framework for evaluating discontinued operations with a focus on disruptions in the sale of their insurance subsidiary due to legal, regulatory, and economic factors;

•	Obtained supporting documentation for management's current status and sales efforts related to the restaurant and digital media.

•	Evaluated management’s ability and intent to execute management’s plans based on prior experience.

Convertible Notes

As discussed in Note 10 and11 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

April 15, 2022, except for the effects of the restatement described in Note 1, as to which the date is August 30, 2022

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

SPYR, Inc. and Subsidiaries

Consolidated Balance Sheets

(Audited)

	December 31,	December 31,
	2021	2020
	(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,000	$510,000
Other Receivables	-	4,000
Prepaid Expenses	47,000	49,000
Trading Securities, at Market Value	-	1,000
Current Assets of Discontinued Operations	3,000	13,000
Total Current Assets	82,000	577,000

Non-Current Assets:
Property and Equipment, net	16,000	31,000
Intangible Assets, net	-	3,000
Operating Lease Right-of-Use Asset	-	28,000
Other Assets	1,000	13,000
Non-Current Assets of Discontinued Operations	-	75,000
TOTAL ASSETS	$99,000	$727,000

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,825,000	$1,061,000
Settlement Liability	-	500,000
Short-Term Advances	-	1,184,000
Line of Credit	-	1,204,000
Related Party Notes Payable, current portion	524,000	-
Notes Payable, current portion	38,000	-
Short-Term Convertible Notes Payable, net of discount	206,000	-
SBA PPP Note Payable, current portion	-	51,000
Operating Lease Liability, current portion	-	54,000
Current Liabilities of Discontinued Operations	815,000	767,000
Total Current Liabilities	3,408,000	4,821,000

Other Liabilities:
Notes Payable	2,534,000	-
SBA PPP Note Payable	-	20,000
Long-Term Convertible Notes Payable, net of discount	286,000	64,000
Derivative Liability	1,907,000	1,382,000
Total Liabilities	8,135,000	6,287,000

Stockholders’ Deficit:
Preferred Stock, Class A, $0.0001 par value, 10,000,000 shares authorized; 107,636 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	11	11
Preferred Stock, Class E, $0.0001 par value, 10,000,000 shares authorized; 20,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized; 245,050,988 and 210,137,631 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	24,505	21,014
Common stock to be issued	425,097	-
Additional Paid-In Capital	58,448,385	55,391,973
Accumulated Deficit	(66,934,000)	(60,973,000)

Total Stockholder’s Deficit	(8,036,000)	(5,560,000)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$99,000	$727,000

The accompanying notes are an integral part of these audited consolidated financial statements

SPYR, Inc. and Subsidiaries

Consolidated Statements of Operations

(Audited)

	For The Years Ended
	December 31,
	2021	2020
	(As Restated)
Revenues	$2,000	$-
Related Party Service Revenues	-	185,000
Cost of Goods Sold	(61,000)	-
Gross Profit (Loss)	(59,000)	185,000

Expenses:
Labor and Related Expenses	2,020,000	2,030,000
Rent	73,000	113,000
Depreciation and Amortization	13,000	38,000
Professional Fees	332,000	101,000
Research and Development	9,000	14,000
Other General and Administrative	409,000	210,000
Total Operating Expenses	2,856,000	2,506,000

Operating Loss	(2,915,000)	(2,321,000)

Other Income (Expenses)
Interest Expense	(1,139,000)	(247,000)
Gain (Loss) on Disposition of Assets	5,000	(11,000)
Gain on Forgiveness of Debt	145,000	-
Loss on Debt Modification	(335,000)	-
Bargain Purchase Gain on Acquisition of Subsidiary	-	11,000
SBA EIDL Grant	-	3,000
Loss on Issuance of Long-Term Convertible Notes Payable	-	(514,000)
Change in Value of Derivative Liability	(1,586,000)	132,000
Impairment on Trading Securities	(1,000)	-
Total Other Income (Expenses)	(2,911,000)	(626,000)

Loss from Continuing Operations	(5,826,000)	(2,947,000)
Loss from Discontinued Operations	(135,000)	(110,000)
Net Loss	$(5,961,000)	$(3,057,000)

Basic and diluted loss per common share	$(0.03)	$(0.01)

Weighted average common shares outstanding	221,315,426	203,839,473

The accompanying notes are an integral part of these audited consolidated financial statements

SPYR, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For The Years Ended December 31, 2021, 2020, and 2019

(Audited)

	Preferred Stock, Class A		Preferred Stock, Class E		Common Stock		Common Stock To be	Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Amount	Amount	Amount

Balance, December 31, 2018	107,636	$11	20,000	$2	198,305,131	$19,830	$-	$53,265,157	$(55,951,000)	$(2,666,000)
Fair Value of Common Stock Issued for Employee Compensation	-	-	-	-	1,550,000	155	-	142,845	-	143,000
Fair Value of Common Stock and Warrants Issued for Services	-	-	-	-	25,000	3	-	1,997	-	2,000
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	1,000,000	100	-	99,900	-	100,000
Net Loss	-	-	-	-	-	-	-	-	(1,965,000)	(1,965,000)
Balance, December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	$-	$53,509,899	$(57,916,000)	$(4,386,000)

Balance, December 31, 2019	107,636	$11	20,000	$2	200,880,131	$20,088	-	$53,509,899	$(57,916,000)	$(4,386,000)
Fair Value of Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	5,850,000	585	-	1,334,415	-	1,335,000
Fair Value of Common Stock and Warrants Issued for Conversion of Notes Payable	-	-	-	-	3,407,500	341	-	547,659	-	548,000
Net Loss	-	-	-	-	-	-	-	-	(3,057,000)	(3,057,000)
Balance, December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$-	$55,391,973	$(60,973,000)	$(5,560,000)

Balance, December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$-	$55,391,973	$(60,973,000)	$(5,560,000)
Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	1,550,000	155	-	238,845	-	239,000
Fair Value of S-8 Registered Common Stock Issued for Services	-	-	-	-	3,000,000	300	-	371,000	-	371,300
Fair Value of Restricted Common Stock Issued for Services	-	-	-	-	1,242,854	124	425,097	99,876	-	525,097
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	29,120,503	2,912	-	1,242,680	-	1,245,592
Extinguishment of derivative liability from conversion of notes payable	-	-	-	-	-	-	-	1,104,011	-	1,104,011
Net Loss	-	-	-	-	-	-	-	-	(5,961,000)	(5,961,000)
Balance, December 31, 2021 – As Restated	107,636	$11	20,000	$2	245,050,988	$24,505	$425,097	$58,448,385	$(66,934,000)	$(8,036,000)

The accompanying notes are an integral part of these audited consolidated financial statements

SPYR, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Audited)

	For The Year Ended
	December 31,
	2021	2020
	(As Restated)
Cash Flows From Operating Activities:
Net Loss	$(5,961,000)	$(3,057,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss on Discontinued Operations	135,000	110,000
Depreciation and Amortization	13,000	38,000
Common Stock Issued for Employee Compensation	239,000	1,335,000
Common Stock Issued for Services	896,000	-
Amortization of Debt Discounts on Convertible Notes Payable	553,000	50,000
Impairment on trading securities	1,000	-
Loss (Gain) on Disposition of Assets	(5,000)	11,000
Bargain Purchase Gain on Acquisition of Subsidiary	-	(11,000)
Loss on Debt Modification	335,000	-
Gain on Forgiveness of Debt	(145,000)	-
SBA EIDL Grant	-	(3,000)
Loss on Issuance of Long-Term Convertible Notes Payable	-	514,000
Change in Value of Derivative Liability	1,586,000	(132,000)
Changes in Operating Assets and Liabilities:
Decrease in Receivable from Related Parties	-	50,000
Increase in Other Receivables and Other Assets	16,000	(4,000)
(Increase) Decrease in Prepaid Expenses	2,000	(34,000)
Decrease in Operating Lease Right-of-Use Asset	28,000	14,000
Decrease in Operating Lease Right-of-Use Liability	(54,000)	-
Increase in Accounts Payable and Accrued Liabilities	802,000	420,000
Increase in Accrued Interest on Related Party Notes Payable	24,000	-
Increase in Accrued Interest on Short-Term Advances	-	69,000
Increase in Accrued Interest on Notes Payable	209,000	-
Increase in Accrued Interest on Line of Credit	-	70,000
Increase in Accrued Interest and Liquidated Damages on Convertible Notes	352,000	59,000
Net Cash Used in Operating Activities from Continuing Operations	(974,000)	(501,000)
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations	-	(20,000)
Net Cash Used in Operating Activities	(974,000)	(521,000)

Cash Flows From Investing Activities:
Purchase of Property and Equipment	-	(15,000)
Sale of Property and Equipment	10,000	9,000
Net Cash Provided by (Used in) Investing Activities	10,000	(6,000)

Cash Flows From Financing Activities:
Proceeds from Long-Term Convertible Notes	215,000	1,000,000
Proceeds from Short-Term Convertible Notes Payable	198,000	-
Proceeds from SBA EIDL Grant	-	3,000
Proceeds from SBA PPP Note Payable	73,000	71,000
Payments on Short-Term Convertible Notes Payable	-	(47,000)
Net Cash Provided by Financing Activities	486,000	1,027,000

Net Change in Cash	(478,000)	500,000

Cash and Cash Equivalents at Beginning of Period	510,000	10,000

Cash and Cash Equivalents at End of Period	$32,000	$510,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest Paid during the Period	$-	$1,000
Income Taxes Paid during the Period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discounts on Long-Term Convertible Notes Payable	$-	$1,000,000
Warrants Issued for Debt Settlement	$220,592	$96,000
Extinguishment of derivative liability from conversion of notes payable	$1,104,011	$-
Common stock to be issued for services	$425,097	$-
Common Stock Issued for Debt Conversion	$1,245,592	$452,000
Notes Payable issued to Settle Accounts Payable	$38,000	$-

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

As shown in the accompanying financial statements, for the year ended December 31, 2021, the Company recorded a net loss of $5,961,000 and utilized cash in operations of $974,000. As of December 31, 2021, our cash balance was $32,000 and we had prepaid expenses of $47,000. At December 31, 2021, the Company had a working capital deficit of $3,326,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

We determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services. The Company’s only revenue stream is currently from transactions as a registered reseller of Apple® ecosystem compatible products, accessories and related applications with an emphasis on the smart home market. The Company has had minimal sales to date. The Company’s revenue is recognized at a point in time when the sale of the product is completed. There is no significant financing component from the Company’s sales.

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

Furniture and fixtures	3-7 years
Computer equipment	1-3 years
Vehicles	5 years

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

During the year ended December 31, 2021, the Company recorded amortization expense of $3,000. As of December 31, 2021, the intangible asset balance was fully amortized. As of December 31, 2020, net intangible assets amounted to $3,000 which consist of website development costs There were no indications of impairment based on management’s assessment of these assets as of December 31, 2021. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record impairment to our intangible assets.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, short-term advances, line of credit and convertible notes payable approximate their fair value because of the short maturity of those instruments.

The Company’s trading securities and money market funds are measured at fair value using level 3 fair values and derivative liability is a level 3 fair value.

Advertising Costs

Advertising, marketing and promotional costs are expensed as incurred and included in general and administrative expenses.

Advertising, marketing and promotional expense was $123,000 and $8,000 for the years ended December 31, 2021, and 2020, respectively and was reflected as part of Other General and Administrative Expenses on the accompanying consolidated statements of operations.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2020-06 on its financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

Restatement

In 2022, the Company identified errors in account balances in the Form 10K filed for the year ended December 31, 2021. The following accounts were deemed to contain errors: cash, trading securities, at market value, current assets of discontinued operations, other assets, accounts payable, note payable, derivative liability, common stock, common stock to be issued, additional paid in capital, operating expenses, gain on forgiveness of debt and loss on change in derivative liabilities. The errors primarily resulted from incorrect recognition of stock-based compensation previously awarded, certain share awards not yet issued and not recognized during the year ended December 31, 2021, incorrect estimates used in the fair value of derivative liability and certain adjustments to discontinued operations.

The tables below summarize previously reported amounts and the restated presentation of the balance sheet, statement of operations and statement of cash flows for the affected period:

Schedule of restated presentation
	December 31, 2021
	As Reported	Adjustments	As Restated

ASSETS
Current Assets:
Cash and Cash Equivalents	$35,000	$(3,000)	32,000
Prepaid Expenses	47,000	-	47,000
Trading Securities, at Market Value	1,000	(1,000)	-
Current Assets of Discontinued Operations	14,000	(11,000)	3,000
Total Current Assets	97,000	(15,000)	82,000

Other Assets:
Property and Equipment, net	16,000	-	16,000
Other Assets	46,000	(45,000)	1,000
TOTAL ASSETS	$159,000	$(60,000)	$99,000

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,818,000	$7,000	1,825,000
Related Party Notes Payable, current portion	524,000	-	524,000
Notes Payable, current portion	-	38,000	38,000
Short-Term Convertible Notes Payable	206,000	-	206,000
SBA PPP Note Payable, current portion	70,000	(70,000)	-
Current Liabilities of Discontinued Operations	803,000	12,000	815,000
Total Current Liabilities	3,421,000	(13,000)	3,408,000

Other Liabilities:
Notes Payable	2,534,000	-	2,534,000
Long-Term Convertible Notes Payable, net	286,000	-	286,000
Derivative Liability	2,621,000	(714,000)	1,907,000
Total Liabilities	8,862,000	(727,000)	8,135,000

Stockholders’ Deficit:
Preferred Stock, Class A, $0.0001 par value, 10,000,000 shares authorized; 107,636 shares issued and outstanding as of December 31, 2021	11	-	11
Preferred Stock, Class E, $0.0001 par value, 10,000,000 shares authorized; 20,000 shares issued and outstanding as of December 31, 2021	2	-	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized; 245,050,988 and outstanding as of December 31, 2021 and outstanding as of December 31, 2021	25,205	(700)	24,505
Common stock to be issued	-	425,097	425,097
Additional Paid-In Capital	57,779,303	(669,082)	58,448,385
Accumulated Deficit	(66,508,521)	(425,479)	(66,934,000)

Total Stockholder’s Deficit	(8,704,000)	667,000	(8,036,000)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$159,000	$(60,000)	$99,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

	For the Year Ended December 31, 2021
	As Reported	Adjustment	As Restated

Revenues	$2,000	$-	$2,000
Cost of Goods Sold	(1,000)	(60,000)	(61,000)
Gross Profit	1,000	(60,000)	(59,000)

Expenses:
Labor and Related Expenses	1,672,000	348,000	2,020,000
Rent	61,000	12,000	73,000
Depreciation and Amortization	13,000	-	13,000
Professional Fees	733,000	(401,000)	332,000
Research and Development	9,000	-	9,000
Impairment of inventory	60,000	(60,000)	-
Other General and Administrative	286,000	123,000	409,000
Total Operating Expenses	2,834,000	12,000	2,856,000

Operating Loss	(2,833,000)	(82,000)	(2,915,000)

Other Income (Expenses)
Interest Expense	(1,139,000)	-	(1,139,000)
Gain (Loss) on Disposition of Assets	5,000	-	5,000
Loss on Debt Modification	(335,000)	-	(335,000)
Gain on Forgiveness of Debt	73,000	72,000	145,000
Change in Value of Derivative Liability	(1,196,000)	(390,000)	(1,586,000)
Impairment of Trading Securities	-	(1,000)	(1,000)
Unrealized Loss on Trading Securities	1,000	(1,000)	-
Total Other Income (Expenses)	(2,591,000)	(320,000)	(2,911,000)

Loss from Continuing Operations	(5,424,000)	(402,000)	(5,826,000)
Loss from Discontinued Operations	(110,000)	(25,000)	(135,000)
Net Loss	$(5,534,000)	$(427,000)	$(5,961,000)

Basic and diluted loss per common share	$(0.02)	$0.01	$(0.03)

Weighted average common shares outstanding	222,792,139	(1,476,713)	221,315,426

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

	For the Year Ended December 31, 2021
	As Reported	Adjustment	As Restated

Cash Flows From Operating Activities:
Net Loss	$(5,534,000)	$(427,000)	$(5,961,000)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss on Discontinued Operations	110,000	25,000	135,000
Adjustment to Deficit for Intercompany Elimination	(1,000)	1,000
Depreciation and Amortization	13,000	-	13,000
Common Stock Issued for Employee Compensation	239,000	-	239,000
Common Stock Issued for Services	905,000	(9,000)	896,000
Amortization of Debt Discounts on Convertible Notes Payable	377,000	176,000	553,000
Loss (Gain) on Disposition of Assets	(5,000)	-	(5,000)
Write Off of Trading Securities	-	1,000	1,000
Loss on Debt Modification	334,000	1,000	335,000
Gain on Forgiveness of Debt	(73,000)	(72,000)	(145,000)
Change in Value of Derivative Liability	1,196,000	390,000	1,586,000

Changes in Operating Assets and Liabilities:
Increase in Other Receivables and Other Assets	(29,000)	45,000	16,000
(Increase) Decrease in Prepaid Expenses	2,000	-	2,000
Decrease in Operating Lease Right-of-Use Asset	28,000	-	28,000
Decrease in Operating Lease Right-of-Use Liability	(54,000)	-	(54,000)
Increase in Accounts Payable and Accrued Liabilities	257,000	545,000	802,000
Increase in Accrued Interest on Related Party Notes Payable	99,000	(75,000)	24,000
Increase in Accrued Interest on Notes Payable	6,000	-	209,000
Increase in Accrued Interest and Liquidated Damages on Convertible Notes	642,000	(290,000)	352,000
Net Cash Used in Operating Activities from Continuing Operations	(1,488,000)	514,000	(974,000)
Net Cash Provided by Operating Activities from Discontinued Operations	-	-	-
Net Cash Used in Operating Activities	(1,488,000)	514,000	(974,000)

Cash Flows From Financing Activities:
Proceeds from Long-Term Convertible Notes	-	215,000	215,000
Proceeds from Related Party Notes Payable	505,000	(505,000)	-
Proceeds from Long-Term Notes Payable	425,000	(425,000)	-
Proceeds from Short-Term Convertible Notes	-	198,000	198,000
Proceeds from SBA PPP Note Payable	73,000	-	73,000
Net Cash Provided by Financing Activities	1,003,000	(517,000)	486,000

Net Decrease in Cash	(475,000)	(3,000)	(478,000)

Cash and Cash Equivalents at Beginning of Period	510,000	-	510,000

Cash and Cash Equivalents at End of Period	$35,000	$(3,000)	$32,000

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

NOTE 2 – TRADING SECURITIES

Investments in securities are summarized as follows:

	Fair Value at Beginning of		Proceeds from	Write off	Contributed	Unrealized	Fair Value at
Year	Year	Purchases	Sale	of Securities	Capital	Loss	December 31,
2021	$1,000	$-	$-	$(1,000)	$-	$-	$-
2020	$1,000	$-	$-	$-	$-	$-	$1,000

The following table discloses the assets measured at fair value on a recurring basis and the methods used to determine fair value:

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
	Fair Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Trading securities	$-	$-	$-	$-
Money market funds	1,000	1,000	-	-
Total	$1,000	$1,000	$-	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant Other	Significant
	Fair Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Trading securities	$1,000	$1,000	$-	$-
Money market funds	1,000	1,000	-	-
Total	$2,000	$2,000	$-	$-

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Schedule of Property and Equipment	December 31, 2021	December 31, 2020

Computer Equipment	$16,000	$22,000
Furniture & fixtures	17,000	33,000
Vehicles	10,000	10,000
Property and Equipment, Gross	43,000	65,000
Less: accumulated depreciation	(27,000)	(34,000)
Property and Equipment, Net	$16,000	$31,000

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $10,000 and $38,000, respectively.

The Company sold certain office equipment for $10,000 which resulted in a gain on disposition of assets of $5,000 for the year ended December 31, 2021. The Company sold office equipment for a total of $9,000 for the year ended December 31, 2020, which resulted in a corresponding loss of $11,000.

NOTE 5 – INTANGIBLE ASSETS AND OTHER ASSETS

Intangible assets at December 31, 2021 and December 31, 2020 consisted of the following:

	Useful Life (yr)	December 31, 2021	December 31, 2020
Domain Names	7	$21,000	$21,000
Less: accumulated amortization		(21,000)	(18,000)
		$-	$3,000

At December 31, 2021 and 2020, other assets consisted of $1,000 and $13,000, respectively, which consist of security deposits for the Denver corporate office and Premier Workspaces.

NOTE 6 – RELATED PARTY ADVANCES AND LINE OF CREDIT

Related Party Advances and Line of Credit consisted of the following:

	December 31, 2021	December 31, 2020

Related Party Notes Payable, current portion	$501,000	$-
Short Term Advances	-	1,062,000
Line of credit	-	1,000,000
Accrued interest	19,000	326,000
Other	4,000
Current portion	$524,000	$2,388,000

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

On May 17, 2021, the Company entered into an agreement to borrow funds from the 481149 Irrevocable Trust that controls all of the currently outstanding preferred stock of the Company, and whose trustee is the Chief Executive Officer of the Company and a member of the board of directors. Pursuant to the agreement, the Company borrowed approximately $501,000 with interest at 6% per annum due and payable on May 17, 2022. As of December 31, 2021, the balance due with accrued interest is approximately $524,000.

The amounts shown as related party in December 31, 2020 are no longer considered a related party as of December 31, 2021, in accordance with FASB ASC 850.

NOTE 7 – NOTES PAYABLE

Notes Payable consisted of the following:

	December 31, 2021	December 31, 2020

Notes Payable, long-term	$2,454,000	-
Accrued interest	80,000	-
Long-term portion	$2,534,000	$-

On June 17, 2021, the Company consolidated all prior notes payable with Berkshire Capital Management, resulting in a single consolidated note payable of $2,454,000. As of consolidation, $80,000 of interest has accrued, resulting in a net payable at December 31, 2021 of $2,534,000.

On December 16, 2021, the Company issued a promissory note to Grupo Rueda in the amount of $38,000 with 8% interest per annum and matures on December 16, 2022, in exchange for settlement of accounts payable on behalf of the Company. As of December 31, 2021, the notes payable was recorded as notes payable, current portion on the balance sheet.

NOTE 8 – INCOME TAXES

The Company did not provide for any Federal and State income tax for the years ended December 31, 2021 and 2020 due to the Company’s net losses.

A reconciliation of the provision for income taxes computed using the US statutory federal income tax rate is as follows:

	December 31,
	2021	2020
Tax provision at US statutory federal income tax rate	$1,016,000	$96,000
State income tax, net of federal benefit	220,000	-
Change in valuation allowances	(1,236,000)	(96,000)
Provision for Income Taxes	$-	$-

The significant components of the Company’s deferred tax assets were:

	December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carry forward	$5,765,000	$4,969,000
Capital loss carry over	163,000	163,000
Accrued expenses	205,000	151,000
Depreciation and other	(3,000)	(3,000)
Gross Deferred Tax Asset	6,130,000	5,280,000
Less valuation allowance	(6,130,000)	(5,280,000)
Net Deferred Tax Asset	$-	$-

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

As of December 31, 2021, the Company recorded a valuation allowance of $6,130,000 for its deferred tax assets. The Company believes that such assets did not meet the more likely than not criteria to be recoverable through projected future profitable operations in the foreseeable future.

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

NOTE 9 – SMALL BUSINESS ADMINISTRATION DEBT

On May 12, 2020 the Company received a Paycheck Protection Program loan from the U.S. Small Business Administration (“SBA”) in the approximate amount of $70,000. The loan agreement provides for six months principal and interest deferral. The interest rate is 1%. Under the terms of the loan, up to 100% of the loan may be forgiven conditioned upon meeting certain requirements for the use of funds. Any amount not forgiven must be repaid in eighteen monthly consecutive principal and interest payments. During the year ended December 31, 2021, the Company was notified that the outstanding principal and accrued interest for the PPP Loan was forgiven in full by the SBA. As of December 31, 2021, the balance due on this note was approximately $0.

On January 21, 2021, the Company received a second Paycheck Protection Program loan from the U.S. Small Business Administration in the approximate amount of $73,000. At December 31, 2021, the balance due on the note was $0, as the loan was confirmed as forgiven on August 20, 2021.

NOTE 10 – SHORT TERM CONVERTIBLE NOTES PAYABLE

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

NOTE 11 – CONVERTIBLE NOTES

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

On September 30, 2020, the Company entered into a Stock Purchase Agreement with a third-party investor. By virtue of the Stock Purchase Agreement, in two separate closings, the Company agreed to sell, in each closing, an 8% $500,000 Convertible Promissory Note and Warrant to purchase one million common shares. Each Convertible Promissory Note bears 8% interest and matures five year after issuance. Amounts due under the Convertible Promissory Note are convertible into the Registrant’s common stock at the lower of $0.25 per share or 70% of the average of the three lowest Variable Weighted Average Price (“VWAP”) for the Registrant’s common stock for the twenty trading days prior to an election to convert. The Warrants are exercisable for five-years at an exercise price of 0.25 per share or, subject to the Registrant filing a registration statement including the shares of common stock that may be issued upon exercise of the Warrant, in a cashless exercise. The first closing occurred October 5, 2020 upon the receipt by the Company of a check for $500,000. The Company received two payments in the amount of $250,000 each on November 20, 2020 and November 24, 2020 in connection with the second closing. Total proceeds from the issuance of these convertible notes payable was $1,000,000. The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. The conversion features were valued at $1,514,000 at the time of closing and the Company recognized a derivative liability of $1,514,000 with corresponding debt discounts of $1,000,000 and a loss on issuance of long-term convertible notes payable of $514,000. During May and June of 2021, the Company received conversion notices received from the lender requesting the conversion of approximately $204,000 ($160,000 principal and $44,000 interest) of the notes to 3,736,237 shares of the company’s common stock. On July 29, 2021, a convertible note holder converted $100,000 of principal debt and $15,000 of interest at a conversion rate of $0.0324 a share, into 3,561,830 Common Stock shares. On August 6, 2021, the company entered into an Amendment of the existing convertible debt, of which resulted in the conversion rates changing to 50% of the average of the lowest VWAP, and the interest on the loan was eliminated, as well as, a $455,000 increase in the Derivative Liability portion of the convertible debt, from $1,382,000 to $1,761,000. The company recorded amortization of debt discounts, recognized as interest expense, in the amount of $330,000 and accrued interest of $47,000 during the nine months ended September 30, 2021. On December 31, 2021, the principal balance together with accrued interest is recorded on the Company’s condensed consolidated balance sheet net of discounts at $27,000.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

The following table summarized the Company’s convertible notes payable as of December 31, 2021 and December 31, 2020:

Summary of Convertible Notes
	December 31, 2021	December 31, 2020
Beginning Balance	$64,000	$550,000
Proceeds from the issuance of convertible notes	413,000	-
Repayments	-	(47,000)
Conversion of notes payable into common stock	(559,000)	(548,000)
Amortization of Debt Discounts	553,000	50,000
Liquidated damages	351,000	(53,000)
New debt discount	(43,000)	-
Debt settlement costs	-	96,000
Accrued Interest	63,000	16,000
Convertible notes payable, net	$492,000	$64,000
Principal balance	$198,000	$-
Accrued interest and damages, short term	8,000	-
Debt discounts, short term	-	-
Short-term convertible notes payable, net	$206,000	$-
Convertible notes, long-term principal	$670,000	$1,000,000
Accrued interest and damages, long-term	56,000	14,000
Debt discounts, long-term	(440,000)	(950,000)
Long-term convertible notes payable, net	$286,000	$64,000

NOTE 12 – DERIVATIVE LIABILITY

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

The following table represents the Company’s derivative liability activity for the year ended December 31, 2021:

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Derivative liability balance, December 31, 2020	1,382,000	$-
Issuance of derivative liability during the period	43,000	1,514,000
Increase due to Modification of Note	455,000	-
Reclassification to Additional Paid-In Capital	(1,104,000)	-

Change in derivative liability during the period	1,131,000	(132,000)
Derivative liability balance, December 31, 2021	$1,907,000	$1,382,000

The table below represents the average assumptions used in valuing the derivative liability at December 31, 2021:

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Expected life in years	3.89	4.76-4.90
Stock price volatility	182.99% - 198.39%	180.45% - 182.99%
Risk free interest rate	0.42%	0.17%
Expected dividends	-	-
Forfeiture rate	-	-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

Settlement Payable

During the year ended December 31, 2020, the Company accrued a contingent liability for anticipated litigation and legal settlement liabilities, which has been reported as part of settlement liability on the accompanying consolidated balance sheet and litigation settlement costs on the accompanying consolidated statements of operations in the amount of $500,000, which was expensed in the year ended December 31, 2019 and settled during the year ended December 31, 2021.

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

On April 23, 2020, Joseph Fiore/Berkshire Capital Management, Inc. satisfied the Company’s joint and several liability obligation by paying to the Commission the agreed upon sum of Two Million Dollars pursuant to a settlement agreement between Joseph Fiore/Berkshire Capital Management, Inc. and the Company, which settlement agreement was entered into on April 15, 2020. The Company has until April 14, 2021 to satisfy its remaining financial obligation to the Commission, an agreed upon civil penalty of $500,000. The $500,000 liability is reported as part of accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets as of December 31, 2020.

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

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The balance due as of December 31, 2020 was approximately $95,000, which includes accrued interest and attorneys’ fees, has been reported as part of current liabilities of discontinued operations.

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

NOTE 14 – EQUITY TRANSACTIONS

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

Year Ended December 31, 2021

During the year ended December 31, 2021 the Company awarded an aggregate of 9,115,019 shares of restricted common stock to employees and directors with a total fair value of $425,097 for services rendered. The shares issued are non-refundable and deemed earned upon issuance. As of December 31, 2021, the shares have not been issued. As a result, the Company expensed the entire $425,097 and recorded common stock to be issued. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

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

During the year ended December 31, 2021, the Company issued an aggregate of 3,000,000 shares of registered common stock to third party service providers with a total fair value of $371,300. The shares issued are non-refundable and deemed earned upon issuance. As a result, the Company expensed the entire $371,000 upon issuance. The shares issued were valued at the date earned under the respective agreement based upon closing market price of the Company’s common stock.

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

During the year ended December 31, 2021, the Company issued an aggregate of 29,120,503 shares of common stock with a total fair value of $1,245,592 in conversion of notes.

Options:

The following table summarizes common stock options activity:

Summary of Common Stock Options Activity		Weighted
		Average
		Exercise
	Options	Price
Outstanding, January 1, 2020	9,299,900	$0.57
Granted	5,000,000	$0.99
Exercised	-	-
Expired	(8,500,000)	4.76
Outstanding, December 31, 2020	5,799,900	$0.88
Granted	-	-
Exercised	-	-
Expired	(1,420,000)	0.24
Outstanding, December 31, 2021	4,379,900	$0.88
Exercisable, December 31, 2020	5,799,900	$0.88
Exercisable, December 31, 2021	4,379,900	$0.82

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

The weighted average grant date fair value of options granted during the years ended December 31, 2020, was $0.99. There were no options granted during the year ended December 31, 2021.

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

The weighted average exercise prices, remaining lives for options granted, and exercisable as of December 31, 2021, were as follows:

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

Warrants:

The following table summarizes common stock warrants activity:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, January 1, 2020	9,000,000	$0.46
Granted	2,800,000	0.25
Exercised	-	-
Expired	(700,000)	0.08
Outstanding, December 31, 2020	11,100,000	$0.46

Granted	-	0.25
Exercised	-	-
Expired	(3,900,000)	0.08
Outstanding, December 31, 2021	7,200,000	$0.39

Exercisable, December 31, 2020	11,100,000	$0.39
Exercisable, December 31, 2021	7,200,000	$0.39

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

In May 2018, in combination with an 8-month convertible promissory note, as amended, the Company granted warrants to purchase a total of 1,200,000 shares of restricted common stock with an exercise price of $0.25 and will expire May 22, 2023. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note and the warrants based on the relative fair values which resulted in proceeds of $32,000 allocated to the warrants and recorded as paid in capital and debt discount. The debt discount will be amortized over the life of the note as interest expense. During the year ended December 31, 2020, pursuant to a debt settlement agreement, the Company increased the number of warrants amended the exercise price of the warrants and recorded $87,000 in debt settlement costs, recognized as interest expense.

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

In October and November 2020, in combination with a 5-year convertible promissory note, the Company granted warrants to purchase a total of 2,000,000 shares of restricted common stock with an exercise price of $0.25 and will expire on various dates between October 5, 2025 and November 24, 2025. The warrants are fully vested and exercisable upon grant. The proceeds of the note were allocated between the note, the warrants, and the derivative liability which resulted in proceeds of $0 allocated to the warrants.

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

NOTE 15 – PREFERRED STOCK

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

NOTE 16 – DISCONTINUED OPERATIONS

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

The results of operations of our discontinued restaurant for the year ended December 31, 2020, included in the consolidated statements of operations as discontinued operations, consisted of no operations for the years ended December 31, 2021 and 2020.

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

The assets and liabilities of our discontinued digital media operations as of December 31, 2021 and December 31, 2020 were as follows:

Summary of Assets and Liabilities of Discontinued Operations	December 31, 2021	December 31, 2020
Assets:
Cash and Cash Equivalents	$3,000	$-
Accounts receivable, net	-	13,000
Capitalized gaming assets and licensing rights, net	-	75,000
Total Assets	$3,000	$88,000
Liabilities:
Accounts payable and accrued liabilities	$793,000	$745,000
Total Liabilities	$793,000	$745,000

The results of operations of our discontinued digital media operations for the years ended December 31, 2021 and 2020, included in the consolidated statements of operations as discontinued operations, consisted of the following:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Revenues:	$1,000	$4,000
Expenses
Labor and related expenses	-	8,000
Rent	-	-
Depreciation and amortization	-	-
Professional fees	-	-
Research and Development	-	-
Other general and administrative	-	34,000
Total operating expenses	1,000	42,000
Operating loss	-	(38,000)
Other income (expense)
Interest expense	(48,000)	(52,000)
Gain on disposition of assets	-	5,000
Write down of assets	(88,000)	(25,000)
Loss on discontinued operations	$(135,000)	$(110,000)

NOTE 17 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, a total of 12,470,373 shares of common stock were issued pursuant to conversion of $206,628 of principal and $7,578 of accrued interest on the ARES short term convertible notes, and issued 3,720,939 shares of common stock pursuant to the conversion of $50,000 of principal and $2,093 of accrued interest under long term convertible notes.

Subsequent to December 31, 2021, a total of 34,950,000 shares for services to various consultants and employees. The Company also issued 5,015,994 common shares for settlements to Collier Investments, and separately with Richard Kelly Clark, Harald Zink, and Misty Seals with an aggregate fair market value of $282,000.

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

On February 11, 2022, the Company entered into a securities purchase agreement and convertible promissory note with Brown Stone Capital, LP in the amount of $50,000. The note carries 8% interest and matures on February 11, 2027.

On March 15, 2022, the Company and Collier Investments, LLC entered into a warrant cancelation agreement. In exchange for the issuance of two million restricted common shares, the Company and Collier agreed to cancel the warrant issued May 22, 2018.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31, 2021 AND 2020

On March 24, 2022, the Company entered into a securities purchase agreement and convertible promissory note with Brown Stone Capital, LP in the amount of $210,000. The note carries 8% interest and matures on March 24, 2027.

On April 21, 2022, the Company entered into a securities purchase agreement and convertible promissory note with Brown Stone Capital, LP in the amount of $175,000. The note carries 8% interest and matures on April 21, 2027.

The convertible notes issued to Brown Stone Capital, LP discussed above convert into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP for the Common Stock for a Trading Day on the Trading Market during the 20 Trading Day period immediately prior to the Conversion Date.

On May 10, 2022, the Company entered into a convertible promissory note in the principal amount of $75,000, with 10% interest per annum, with a maturity date of August 10, 2022, and a fixed conversion price of $0.02 per share. The note has a $25,000 original issuance discount.

On June 16, 2022, the Company entered into a securities purchase agreement and convertible promissory note with Amir Mehdi Safavi in the amount of $75,000. The note carries 8% interest and matures June 16, 2027.

On June 28, 2022, the Company entered into a securities purchase agreement and convertible promissory note with 1800 Diagonal Lending, LLC in the amount of $104,250. The note carries 8% interest and matures July 1, 2023.

On August 2, 2022, the Company entered into a securities purchase agreement and convertible promissory note with Amir Mehdi Safavi in the amount of $150,000. The note carries 8% interest and matures August 2, 2027.

On August 4, 2022, the Company entered into a securities purchase agreement and convertible promissory note with 1800 Diagonal Lending, LLC in the amount of $64,000. The note carriers 8% interest and matures August 4, 2023.

On May 24, 2022, the Company entered into a material definitive agreement (“MDA”) not made in the ordinary course of business. The parties to the MDA are the Company and JanOne, Inc., a Nevada corporation (“JanOne”). There was no material relationship between the Company and JanOne other than in respect of the material definitive agreement.

Pursuant to the terms of the MDA, JanOne agreed to sell, and the Company agreed to buy and assume, all legal right, title, and interest to all of the assets, and none of the liabilities, of JanOne’s wholly owned subsidiary, GeoTraq, Inc. (“GeoTraq”), including but not limited to, all accounts receivable, inventory, 13,500 work in process inventory chipsets, 170 completed IOT tracker modules, equipment, machinery, tools, rights under existing warranties, indemnities and insurance benefits, books, records all goodwill and all intellectual property, including an issued patent associated with GeoTraq.

The aggregate consideration for the asset purchase consists of the Registrant’s issuance of 30,000,000 shares of unregistered restricted common stock to JanOne, and a convertible promissory note (“Note”) in the amount of $12,600,000. The Note accrues interest at 8% per annum, which is agreed to be paid in issuances of restricted common stock quarterly while the Note is outstanding, subject to a beneficial ownership limitation of 9.99% after giving effect to the issuance of restricted common stock. The maturity date is May 24, 2027. There is no prepayment penalty. The shares were issued on June 16, 2022.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director’s Name	Age	Office	Term Expires
James R. Thompson, Esq [1]	60	President, Chief Executive Officer & General Counsel	December 31, 2021

Jennifer Duettra, Esq [2]	44	Executive Vice President, Assistant General Counsel & Secretary	December 31, 2021

Barry D. Loveless, CPA [3]	55	Chief Financial Officer	October 31, 2021

John Formichella	53	Director	October 31, 2022

Tim Matula [4]	61	Director, Chief Executive Officer, President	December 31, 2022

Tad Mailander	66	Director	December 31, 2022

Trang Nguyen	41	Chief Financial Officer	November 5, 2022

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

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 245,050,988 shares of issued and outstanding Common Stock of the Company as of December 31, 2021, and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owners & Directors	Nature of Ownership	# of Shares Owned		Percent
The 4811149 Irrevocable Trust	Common Stock	59,100,919	*	24.12%
Tim Matula	Common Stock	11,150,000		4.55%
James R. Thompson	Common Stock	12,000,000		4.90%
Jennifer Duettra	Common Stock	3,250,000		1.33%
Barry D. Loveless	Common Stock	3,100,000		1.27%
John Formichella	Common Stock	300,000		Less than 1%
Tad Mailander	Common Stock	1,575,000		Less than 1%
All Executive Officers and Directors as a Group (6 persons)	Common Stock	29,900,000		12.20%

*	Includes 31,638,209 shares of common stock, 107,636 shares of Series A preferred stock (convertible to 26,909,000 common shares), and 20,000 shares of Series E preferred stock (convertible to 553,710 common shares).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Haynie & Company and Causey Demgen & Moore P.C. for professional services rendered during the years ended December 31, 2021 and 2020:

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

Dated: August 30, 2022

SPYR, INC.

By:	/S/ Tim Matula
Tim Matula
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Title	Date

/S/ Tim Matula	President & Chief Executive Officer	August 30, 2022
Tim Matula	(Principal Executive Officer)

/S/ Trang Nguyen	Chief Financial Officer	August 30, 2022
Trang Nguyen	(Principal Financial and Accounting Officer)

/S/ Tim Matula	Director	August 30, 2022
Tim Matula

/S/ Tad Mailander	Director	August 30, 2022
Tad Mailander

/S/ John P Formichella	Director	August 30, 2022
John P. Formichella