Form 10-Q/A
period 2022-03-31
SPYR, Inc.
filed 2022-09-13
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

SPYR, Inc., referred to in this report as “SPYR,” the “Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2022, originally filed on May 19, 2022 (the “Original Report”). This Amendment amends and restates Items 7 and 8 Part I and Item 15 of Part II of the Original Report. In Item 8, this Amendment includes our restated consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2021 to correct the errors discussed below.

Management identified multiple errors in its financial statements which related to the following the corrections have the effect of:

1.	Stock-based compensation accounting for shares issued and to be issued for services rendered to the Company during the three months ended March 31, 2022;

2.	Stock-based compensation accounting for shares to certain consultants that were cancelled.

3.	A write down of accounts receivable related to the Company’s discontinued operations, and classifying cash accounts as discontinued operations

4.	Certain vendor invoices not recognized in the correct accounting period.

5.	The fair value estimate as of March 31, 2022 of the derivative liability related to the Company’s convertible note agreements.

This Amendment amends and restates Item 1 and 2 of Part I, which includes our revised discussion of operating results to reflect the impact of the corrections discussed above.

In addition, the Exhibits index in Item 6 of Part II of the Original Report is hereby amended and restated in its entirety, and new certifications of the Company’s principal executive officer and principal financial officer required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, dated as of the filing of this Amendment, are filed and furnished, as applicable, as exhibits to this Amendment.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
	(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$182,000	$32,000
Prepaid Expenses	46,000	47,000
Current Assets of Discontinued Operations	2,000	3,000
Total Current Assets	230,000	82,000

Other Assets:
Property and Equipment, net	13,000	16,000
Other Assets	1,000	1,000
TOTAL ASSETS	$244,000	$99,000

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,655,000	$1,825,000
Related Party Notes Payable, current portion	528,000	524,000
Notes Payable, current portion	-	38,000
Short-Term Convertible Notes Payable	209,000	206,000
Current Liabilities of Discontinued Operations	815,000	815,000
Total Current Liabilities	3,207,000	3,408,000

Other Liabilities:
Notes Payable	2,572,000	2,534,000
Long-Term Convertible Notes Payable, net of discount	274,000	286,000
Derivative Liability	2,900,000	1,907,000
Total Liabilities	8,953,000	8,135,000

Stockholders’ Deficit:
Preferred Stock, Class A, $0.0001 par value, 10,000,000 shares authorized; 107,636 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	11	11
Preferred Stock, Class E, $0.0001 par value, 10,000,000 shares authorized; 20,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized; 265,030,082 and 245,050,988 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	26,503	24,505
Common stock to be issued	895,500	425,097
Additional Paid-In Capital	59,456,984	58,448,385
Accumulated Deficit	(69,088,000)	(66,934,000)
Total Stockholder’s Deficit	(8,709,000)	(8,036,000)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$244,000	$99,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31,
	2022	2021
	(As Restated)
Revenues	$1,000	$-
Cost of Goods Sold	-	-
Gross Profit	1,000	-

Expenses:
Labor and Related Expenses	563,000	489,000
Rent	6,000	28,000
Depreciation and Amortization	3,000	3,000
Professional Fees	730,000	429,000
Research and Development	-	4,000
Other General and Administrative	-	46,000
Total Operating Expenses	1,302,000	999,000

Operating Loss	(1,301,000)	(999,000)

Other Income (Expenses)
Interest Expense	(1,054,000)	(102,000)
Amortization of Debt Discounts	(33,000)	-
Loss on Conversion of Debt	(32,000)	-
Loss on Settlement	(30,000)	-
Loss on Issuance of Common Stock	(16,000)	-
Gain on Disposition of Assets	-	5,000
Settlement Expense	(98,000)	-
Change in Value of Derivative Liability	412,000	(104,000)
Unrealized Gain on Trading Securities	-	1,000
Total Other Income (Expenses)	(851,000)	(200,000)

Loss from Continuing Operations	(2,152,000)	(1,199,000)
Loss from Discontinued Operations	(2,000)	(12,000)
Net Loss	$(2,154,000)	$(1,211,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	258,555,370	213,258,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock, Class A		Preferred Stock, Class E		Common Stock		Common Stock To be	Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Amount	Amount	Amount
Balance, December 31, 2021	107,636	$11	20,000	$2	245,050,988	$24,505	$425,097	$58,448,385	$(66,934,000)	$(8,036,000)
Fair Value of Common Stock Issued for Employee Compensation	-	-	-	-	1,015,019	102	(47,097)	46,995	-	-
Fair Value of S-8 Registered Common Stock Issued for Services	-	-	-	-	8,700,000	870	-	430,445	-	431,315
Fair Value of Common Stock Issued for Settlement	-	-	-	-	5,015,994	502	-	281,474	-	281,976
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	3,361,289	336	-	53,359	-	53,695
Fair Value of Restricted Common Stock Issued for Services	-	-	-	-	1,886,792	189	-	29,811	-	30,000
Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	-	-	517,500	-	-	517,500
Reclassification of Derivative Liability to Additional Paid in Capital	-	-	-	-	-	-	-	166,514	-	166,514
Net Loss	-	-	-	-	-	-	-	-	(2,154,000)	(2,154,000)
Balance, March 31, 2022 – As Restated	107,636	$11	20,000	$2	265,030,082	$26,503	$895,500	$59,456,984	$(69,088,000)	$(8,709,000)

Balance, December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$-	$55,391,973	$(60,973,000)	$(5,560,000)
Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	1,400,000	140	-	214,860	-	215,000
Fair Value of S-8 Registered Common Stock Issued for Services	-	-	-	-	3,000,000	300	-	370,700	-	371,000
Net Loss	-	-	-	-	-	-		-	(1,211,000)	(1,211,000)
Balance, March 31, 2021	107,636	$11	20,000	$2	214,537,631	$21,454	$-	$55,977,533	$(62,184,000)	$(6,185,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2022	2021
	(As Restated)
Cash Flows From Operating Activities:
Net Loss	$(2,154,000)	$(1,211,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss on Discontinued Operations	1,000	12,000
Depreciation and Amortization	3,000	3,000
Common Stock Issued for Employee Compensation	518,000	215,000
Common Stock Issued for Services	461,000	371,000
Common Stock Issued for Settlement	98,000	-
Amortization of Debt Discounts on Convertible Notes Payable	1,072,000	34,000
Unrealized Gain on Trading securities	-	(1,000)
Gain on Disposition of Assets	-	(5,000)
Loss on Conversion of Debt Modification	32,000	-
Change in Value of Derivative Liability	(412,000)	104,000
Changes in Operating Assets and Liabilities:
Increase in Other Receivables	-	4,000
(Increase) Decrease in Prepaid Expenses	1,000	(29,000)
Increase in inventory	-	(25,000)
Decrease in Operating Lease Right-of-Use Liability	-	(16,000)
Increase in Accounts Payable and Accrued Liabilities	13,000	119,000
Increase in Accrued Interest on Short-Term Advances	-	18,000
Increase in Accrued Interest on SBA PPP Notes Payable	-	1,000
Increase in Accrued Interest on Notes Payable	41,000	-
Increase in Accrued Interest on Notes Payable Related Party	4,000	-
Increase in Accrued Interest on Line of Credit	-	18,000
Increase in Accrued Interest and Liquidated Damages on Convertible Notes	-	20,000
Net Cash Used in Operating Activities from Continuing Operations	(322,000)	(369,000)
Net Cash Used in Operating Activities from Discontinued Operations	-	-
Net Cash Used in Operating Activities	(322,000)	(369,000)

Cash Flows From Investing Activities:
Sale of Property and Equipment	-	8,000
Net Cash Provided by Investing Activities	-	8,000

Cash Flows From Financing Activities:
Proceeds from Long-Term Convertible Notes	510,000	-
Repayment of Notes Payable, current portion	(38,000)	-
Proceeds from SBA PPP Note Payable	-	73,000
Net Cash Provided by Financing Activities	472,000	73,000

Net Change in Cash	150,000	(288,000)
Cash and Cash Equivalents at Beginning of Period	32,000	510,000
Cash and Cash Equivalents at End of Period	$182,000	$222,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest Paid during the Period	$-	$-
Income Taxes Paid during the Period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discounts on Long-Term Convertible Notes Payable	$510,000	$-
Common Stock Issued for Debt Conversion	$22,000	$-
Extinguishment of derivative liability from conversion of notes payable	$167,000	$-

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

As shown in the accompanying financial statements, for the three months ended March 31, 2022, the Company recorded a net loss from continuing operations of $2,152,000 and have current liabilities of $3,207,000. As of March 31, 2022, our cash balance was $182,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

The basic and fully diluted shares for the three months ended March 31, 2022 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,385,042, Options – 4,379,900, Warrants – 5,800,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended March 31, 2022.

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

Furniture and fixtures	2-7 years
Computer equipment	1-3 years
Vehicles	5 years

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

Restatement

In 2022, the Company identified errors in account balances in the Form 10Q filed for the period ended March 31, 2022. The following accounts were deemed to contain errors: cash, trading securities, at market value, current assets of discontinued operations, other assets, accounts payable, note payable, derivative liability, common stock, common stock to be issued, additional paid in capital, operating expenses, gain on forgiveness of debt and loss on change in derivative liabilities. The errors primarily resulted from incorrect recognition of stock-based compensation previously awarded, certain share awards not yet issued and not recognized during the period ended March 31, 2022, incorrect estimates used in the fair value of derivative liability and certain adjustments to discontinued operations.

The tables below summarize previously reported amounts and the restated presentation of the balance sheet, statement of operations and statement of cash flows for the affected period:

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	March 31, 2022
	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and Cash Equivalents	$184,000	$(2,000)	182,000
Prepaid Expenses	46,000	-	46,000
Trading Securities, at Market Value	1,000	(1,000)	-
Current Assets of Discontinued Operations	14,000	(12,000)	2,000
Total Current Assets	245,000	(15,000)	230,000

Other Assets:
Property and Equipment, net	13,000	-	13,000
Other Assets	84,000	(83,000)	1,000
TOTAL ASSETS	$342,000	$(98,000)	$244,000

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,872,000	$(217,000)	1,655,000
Related Notes Payable, current portion	528,000	-	528,000
Short-Term Convertible Notes Payable	210,000	(1,000)	209,000
SBA PPP Note Payable, current portion	72,000	(72,000)	-
Current Liabilities of Discontinued Operations	803,000	12,000	815,000
Total Current Liabilities	3,485,000	(278,000)	3,207,000

Other Liabilities:
Notes Payable	2,572,000	-	2,572,000
Long-Term Convertible Notes Payable, net	839,000	(565,000)	274,000
Derivative Liability	380,000	2,520,000	2,900,000
Total Liabilities	7,276,000	1,677,000	8,953,000

Stockholders’ Deficit:
Preferred Stock, Class A, $0.0001 par value, 10,000,000 shares authorized; 107,636 shares issued and outstanding as of March 31, 2022	11	-	11
Preferred Stock, Class E, $0.0001 par value, 10,000,000 shares authorized; 20,000 shares issued and outstanding as of March 31, 2022	2	-	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized; 265,030,082 and outstanding as of March 31, 2022	28,114	(1,611)	26,503
Common stock to be issued	1,089	894,411	895,500
Additional Paid-In Capital	60,060,421	(603,437)	59,456,984
Accumulated Deficit	(67,022,521)	(2,065,479)	(69,088,000)
Total Stockholder’s Deficit	(6,934,000)	(1,775,000)	(8,709,000)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$342,000	$(98,000)	$244,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	For the Three Months Ended March 31, 2022
	As Reported	Adjustment	As Restated
Revenues	$1,000	$-	$1,000
Cost of Goods Sold	-	-	-
Gross Profit	1,000	-	1,000

Expenses:
Labor and Related Expenses	1,259,000	(696,000)	563,000
Rent	6,000	-	6,000
Depreciation and Amortization	2,000	1,000	3,000
Professional Fees	891,000	(161,000)	730,000
Other General and Administrative	40,000	(40,000)	-
Total Operating Expenses	2,198,000	(896,000)	1,302,000

Operating Loss	(2,197,000)	896,000	(1,301,000)

Other Income (Expenses)
Interest Expense	(49,000)	(1,005,000)	(1,054,000)
Other Income	38,000	(38,000)	-
Amortization of Debt Discounts	(43,000)	10,000	(33,000)
Loss on Conversion of Debt	(54,000)	22,000	(32,000)
Loss on Settlement	-	(30,000)	(30,000)
Loss on Issuance of Common Stock	-	(16,000)	(16,000)
Settlement Expense	(282,000)	184,000	(98,000)
Change in Value of Derivative	2,075,000	(1,663,000)	412,000
Total Other Income (Expenses)	1,685,000	(2,536,000)	(851,000)

Loss from Continuing Operations	(512,000)	(1,640,000)	(2,152,000)
Loss from Discontinued Operations	(2,000)	-	(2,000)
Net Loss	$(514,000)	$(1,640,000)	$(2,154,000)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	270,939,479	12,384,109	258,555,370

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	For the Three Months Ended March 31, 2022
	As Reported	Adjustment	As Restated
Cash Flows From Operating Activities:
Net Loss	$(514,000)	$(1,640,000)	$(2,154,000)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss on Discontinued Operations	2,000	(1,000)	1,000
Reclassifications of Derivative Liabilities to Additional Paid-In Capital	167,000	(167,000)	-
Depreciation and Amortization	3,000	-	3,000
Common Stock Issued and to be issued for Director and Employee Compensation	1,214,000	(696,000)	518,000
Common Stock Issued and to be issued for Services	569,000	(108,000)	461,000
Common Stock Issued for Settlement	282,000	(184,000)	98,000
Common Stock Issued for Conversion of Debt	54,000	(22,000)	32,000
Amortization of Debt Discounts on Convertible Notes Payable	43,000	1,029,000	1,072,000
Change in Value of Derivative Liability	(2,241,000)	1,829,000	(412,000)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	1,000	-	1,000
Increase in Accounts Payable and Accrued Liabilities	56,000	(43,000)	13,000
Increase in Accrued Interest on Notes Payable Related Party	42,000	(38,000)	4,000
Increase in Accrued Interest on Notes Payable	4,000	37,000	41,000
Net Cash Used in Operating Activities from Continuing Operations	(321,000)	(1,000)	(322,000)
Net Cash Provided by Operating Activities from Discontinued Operations	-	-	-
Net Cash Used in Operating Activities	(321,000)	(1,000)	(322,000)

Cash Flows From Financing Activities:
Proceeds from Long-Term Convertible Notes	510,000	-	510,000
Funds lent as asset consideration	(40,000)	40,000	-
Repayment of Notes Payables, current portion	-	(38,000)	(38,000)
Net Cash Provided by Financing Activities from Continuing Operations	470,000	2,000	472,000
Net Cash Provided by Financing Activities from Discontinued Operations	-	-	-
Net Cash Provided by Financing Activities	470,000	2,000	472,000

Net Change in Cash	149,000	1,000	150,000
Cash and Cash Equivalents at Beginning of Period	35,000	(3,000)	32,000
Cash and Cash Equivalents at End of Period	$184,000	$(2,000)	$182,000

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 2 – NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

On September 5, 2017, the Company obtained a revolving line of credit from Berkshire Capital Management Co., Inc. which is controlled by the Company’s former chairman of the board. The line of credit allows the Company to borrow up to $1,000,000 with interest at 6% per annum. The loan is secured by a first lien on all the assets of the Company and its wholly owned subsidiary SPYR APPS®, LLC. The loan was fully drawn as of February 2018, at which time the Company had borrowed $1,000,000 and accrued interest of approximately $16,000. Repayment on the loan is due December 31, 2021. This note is currently in default.

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

On December 16, 2021, the Company issued a promissory note to Grupo Rueda in the amount of $38,000 with 8% interest per annum and matures on December 16, 2022, in exchange for settlement of accounts payable on behalf of the Company. As of December 31, 2021, the notes payable was recorded as notes payable, current portion on the balance sheet. During the three months ended March 31,2022, the Company repaid $38,000 on the note payable. As of March 31, 2022, the balance of the note was $0.

Related Party

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

The following table summarized the Company’s convertible notes payable as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Beginning Balance	$492,000	$64,000
Proceeds from the issuance of convertible notes	510,000	413,000
Repayments	-	-
Conversion of notes payable into common stock	(52,000)	(559,000)
Amortization of Debt Discounts	33,000	553,000
Liquidated damages	-	351,000
New debt discount	(510,000)	(43,000)
Debt settlement costs	-	-
Accrued Interest	10,000	63,000
Convertible notes payable, net	$483,000	$492,000
Principal balance	$198,000	$198,000
Accrued interest and damages, short term	11,000	8,000
Debt discounts, short term	-	-
Short-term convertible notes payable, net	$209,000	$206,000
Convertible notes, long-term principal	$286,000	670,000
Accrued interest and damages, long-term	21,000	56,000
Debt discounts, long-term	(33,000)	(440,000)
Long-term convertible notes payable, net	$274,000	$286,000

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Equipment	$16,000	$16,000
Furniture & fixtures	17,000	17,000
Vehicles	10,000	10,000
Property and Equipment, Gross	43,000	43,000
Less: accumulated depreciation	(30,000)	(27,000)
Property and Equipment, Net	$13,000	$16,000

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS AND OTHER ASSETS

Intangible assets at March 31, 2022 and December 31, 2021 consisted of the following:

	Useful Life (yr)	March 31, 2022	December 31, 2021
Domain Names	7	$21,000	$21,000
Less: accumulated amortization		(21,000)	(21,000)
		$-	$-

At March 31, 2022 and December 31, 2021 other assets consisted of $1,000. Other assets generally consist of security deposits for the Premier Workspaces.

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

The following table represents the Company’s derivative liability activity for the three months ended March 31, 2022:

Quarter Ended March 31,
2022
Derivative liability balance, December 31, 2021	$1,907,000
Fair value on the date of issuance of new derivatives	1,572,000
Reclassification to Additional Paid-In Capital	(167,000)
Change in derivative liability during the period	(412,000)
Derivative liability balance, March 31, 2022	$2,900,000

The table below represents the average assumptions used in valuing the derivative liability at March 31, 2022:

Quarter Ended March 31,
2022
Expected life in years	0.50 – 4.98
Stock price volatility	187.11% – 203.78%
Risk free interest rate	1.06% – 2.45%
Expected dividends	-
Forfeiture rate	-

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

The assets and liabilities of our discontinued digital media operations as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Assets:
Accounts receivable, net	$2,000	$3,000
Total Assets	$2,000	$3,000
Liabilities:
Accounts payable and accrued liabilities	$815,000	$815,000
Total Liabilities	$815,000	$815,000

The results of operations of our discontinued digital media operations for the three months ended March 31, 2022 and 2021, included in the consolidated statements of operations as discontinued operations, consisted of the following:

	Quarter	Quarter
	ended	ended
	March 31,	March 31,
	2022	2021
Revenues:	$-	$-
Expenses
Other general and administrative	2,000	-
Total operating expenses	2,000	-
Operating loss	(2,000)	-
Other income (expense)
Interest expense	-	(11,000)
Loss on discontinued operations	$(2,000)	$(11,000

SPYR APPS, LLC

On February 2, 2022, the Company filed Articles of dissolution with the Nevada Secretary of State dissolving SPYR APPS, LLC.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company had accounts payable and accrued liabilities of $1,655,000 and $1,825,000 respectively. As of March 31, 2022, of the outstanding $1,655,000 consists of $234,000 outstanding and owed to vendors and other professional service providers, and $1,421,000 outstanding as accrued wages and salaries. As of December 31, 2021, $1,825,000 was outstanding consisting of $221,000 outstanding and owed to vendors and other professional service providers, and $1,604,000 outstanding as accrued wages and salaries.

NOTE 10 – DEBT DISCOUNTS

As of March 31, 2022 and December 31, 2021, the Company had debt discounts of $906,000 and $397,000 respectively. For the three months ended March 31, 2022, there was $33,000 in amortization of debt discounts. For the year ended December 31, 2021, there was $132,000 in amortization of debt discounts. As of March 31, 2022 and December 31, 2021, there were outstanding long term convertible notes payable of $1,180,000 and $683,000 respectively, these numbers are netted against their respective debt discounts and are represented as $274,000 and $286,000 as of March 31, 2022 and December 31, 2021, respectively.

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

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

Judgments

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The balance due as of March 31, 2022 and December 31, 2021 was approximately $100,000, respectively, which includes accrued interest and attorneys’ fees, has been reported as part of current liabilities of discontinued operations.

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

Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company issued 1,015,019 shares of restricted common stock to Richard Kelly Clark for $47,097 in compensation from the previous year, recorded as common stock to be issued as of December 31, 2021.

The Company also issued 8,700,000 common shares for outside consulting with a fair value of $431,000.

The Company also issued 5,015,994 common shares for settlements to Collier Investments, and separately with Richard Kelly Clark, Harald Zink, and Misty Seals with an aggregate fair market value of $282,000. The Company recognized a loss on the issuances of $16,000.

The company also issued 3,361,289 common shares in conversion of $54,000 in notes payable.

The Company also has the obligation to issue 9,000,000 shares in director compensation, and 1,886,792 common shares for consulting services that has not been issued as of the date of this filing. The fair value of these issuances are $518,000 and $30,000 respectively.

Options:

The following table summarizes common stock options activity:

	Options	Weighted Average Exercise Price
December 31, 2021	4,379,900	$0.88
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, March 31, 2022	4,379,900	$0.88
Exercisable, March 31, 2022	4,379,900	$0.88

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

Subsequent to March 31, 2022, a total of 9,109,084 shares of common stock were issued pursuant to conversion of $154,294 of principal and $6,218 of accrued interest on the ARES short term convertible notes, and issued 3,720,939 shares of common stock pursuant to the conversion of $50,000 of principal and $2,093 of accrued interest under long term convertible notes.

The Company entered into a consulting agreement with a third party vendor and issued 5,000,000 registered common shares on Form S-8, which have been accrued as of the date of this filing, but not issued. The value of the shares is $0.0396 per share as at May 5, 2022.

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

On May 24, 2022, the Company entered into a material debitive agreement (“MDA”) not made in the ordinary course of business. The parties to the MDA are the Company and JanOne, Inc., a Nevada corporation (“JanOne”). There was no material relationship between the Company and JanOne other than in respect of the material definitive agreement.

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

The aggregate consideration for the asset purchase consisted of the Company’s issuance of 30,000,000 shares of unregistered restricted common stock to JanOne, and a convertible promissory note (“Note”) in the amount of $12,600,000. The Note accrues interest at 8% per annum, which is agreed to be paid in issuances of restricted common stock quarterly while the Note is outstanding, subject to a beneficial ownership limitation of 9.99% after giving effect to the issuance of restricted common stock. The maturity date is May 24, 2027. There is no prepayment penalty. The shares were issued on June 16, 2022.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 TO 2021

The consolidated results of continuing operations for the three months ended March 31, 2022 and 2021 are as follows:

Three Months Ended March 31, 2022	Applied Magix	Corporate	Consolidated
Revenues	$1,000	$—	$1,000
Related party service revenues	—	—	—
Labor and related expenses	—	(563,000)	(563,000)
Rent	(5,000)	(1,000)	(6,000)
Depreciation and amortization	(2,000)	(1,000)	(3,000)
Professional fees	(6,000)	(724,000)	(730,000)
Operating loss	(12,000)	(1,289,000)	(1,301,000)

Interest Expense	—	(1,054,000)	(1,054,000)
Amortization of debt discounts	—	(33,000)	(33,000)
Loss on conversion of debt	—	(32,000)	(32,000)
Loss on settlement	—	(30,000)	(30,000)
Loss on issuance of common stock	—	(16,000)	(16,000)
Settlement expense	—	(98,000)	(98,000)
Change in value of derivative liability	—	412,000	412,000
Other Income (Expense)	—	(851,000)	(851,000)
Loss from continuing operations	$(12,000)	$(2,140,000)	$(2,152,000)

For the Three Months Ended March 31, 2021	Applied Magix	Corporate	Consolidated
Revenues	$—	$—	$—
Related party service revenues	—	—	—
Labor and related expenses	(103,000)	(386,000)	(489,000)
Rent	(2,000)	(26,000)	(28,000)
Depreciation and amortization	(2,000)	(1,000)	(3,000)
Professional fees	(7,000)	(422,000)	(429,000)
Research and development	(4,000)	—	(4,000)
Other general and administrative	(28,000)	(17,000)	(45,000)
Operating loss	(146,000)	(852,000)	(998,000)

Interest Expense	—	(102,000)	(102,000)
Gain on disposition of assets	—	5,000	5,000
Change in Value of derivative liability	—	(104,000)	(104,000)
Unrealized gain (loss) on trading securities	—	1,000	1,000
Other expense	—	(200,000)	(200,000)
Loss from continuing operations	$(146,000)	$(1,052,000)	$(1,198,000)

Results of Operations

For the three months ended March 31, 2022 the Company had a loss from continuing operations of $2,152,000 compared to a loss from continuing operations of $1,199,000 for the three months ended March 31, 2021. This change is due primarily to increases in labor and related expenses and professional fees.

Total Revenues - For the three months ended March 31, 2022 and 2021, the Company had total revenue of $1,000 and $0, respectively. This is due to the Company’s launch of its Applied Magix sales efforts during the quarter.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the three months ended March 31, 2022 the company had total labor and related expenses of $563,000 with $0 being settled in cash, $45,000 in accrued salaries, and $518,000 being paid in restricted stock recorded at fair value. For the three months ended March 31, 2021 the company had total labor and related expenses of $489,000 with $214,000 being settled in cash, $60,000 in accrued salaries, and $215,000 being paid in restricted stock recorded at fair value. The cost of labor is expected to increase in conjunction with expansion of operations.

The cost of rent decreased to $6,000 for the three months ended March 31, 2022 from $28,000 for the three months ended March 31, 2021. The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company paid annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. Subsequent to March 31, 2021, the Company entered into a lease termination and payment agreement with its landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. As of November 1, 2021, the company was delinquent in its monthly payments and has not made payments to date pursuant to the settlement agreement had approximately $42,000 in unpaid rent which was reported as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2022.

The Company In addition, effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach California. Under the lease, the Company pays monthly rent of $1,400.

Professional fees were $730,000 for the three months ended March 31, 2022, compared to $429,000 for the three months ended March 31, 2021. Of the $730,000, $220,000 was paid in cash, $94,000 was accrued as future payables, and $416,000 was paid in restricted stock recorded at fair value.

Other general and administrative expenses decreased to $0 for the three months ended March 31, 2022 compared $46,000 to the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss for the three months ended March 31, 2022 of $2,154,000 and utilized cash in operations of $322,000. As of March 31, 2022, the Company had current assets of $230,000, which included cash and cash equivalents of $182,000, prepaid expenses of $46,000 and current assets of discontinued operations of $2,000.

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

Operating Activities - For the three months ended March 31, 2022, the Company used cash in operating activities of $322,000. For the three months ended March 31, 2021, the Company provided cash in operating activities of $369,000. Operating activities consist of corporate overhead and development of Applied Magix products. Increases are due to increases in cash-paid operating expenses. See the above results of operations discussion for more details.

Investing Activities - During the three months ended March 31, 2022, the Company received no income from investing activities. During the three months ended March 31, 2021, the Company purchased property and equipment sold property and equipment for $8,000.

Financing Activities - During the three months ended March 31, 2022, the Company borrowed $510,000 from long term convertible notes, and repaid notes payable, current portion of $38,000. During the three months ended March 31, 2021, the Company received $73,000 from an SBA loan.

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

Dated: September 13, 2022

SPYR, INC.

By:	/s/ Tim Matula
Tim Matula
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Trang Nguyen
Trang Nguyen
Chief Financial Officer
(Principal Financial and Accounting Officer)