Form 10-Q
period 2022-06-30
SPYR, Inc.
filed 2022-09-23
CIK 829325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 23, 2022, there were 317,135,106 shares of the Registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPYR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,000	$32,000
Prepaid Expenses	4,000	47,000
Inventory	115,000	-
Current Assets of Discontinued Operations	2,000	3,000
Total Current Assets	125,000	82,000

Other Assets:
Property and Equipment, net	11,000	16,000
Intellectual Property, Patents	8,131,000	-
Trademarks, Copyrights and Domains, net	1,443,000	-
Other Assets	1,000	1,000
TOTAL ASSETS	$9,711,000	$99,000

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,012,000	$1,825,000
Related Notes Payable, current portion	535,000	524,000
Notes Payable, current portion	-	38,000
Short-Term Convertible Notes Payable, net of discount	70,000	206,000
Current Liabilities of Discontinued Operations	815,000	815,000
Total Current Liabilities	3,432,000	3,408,000

Other Liabilities:
Notes Payable, net of discount	11,299,000	2,534,000
Long-Term Convertible Notes Payable, net of discount	322,000	286,000
Derivative Liability	2,556,000	1,907,000
Total Liabilities	17,609,000	8,135,000

Stockholders’ Deficit:
Preferred Stock, Class A, $0.0001 par value, 10,000,000 shares authorized; 107,636 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	11	11
Preferred Stock, Class E, $0.0001 par value, 10,000,000 shares authorized; 20,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Common Stock, $0.0001 par value, 750,000,000 shares authorized; 316,110,105 and 245,050,988 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	31,611	24,505
Common Stock To Be Issued	895,500	425,097
Additional Paid-In Capital	61,705,876	58,448,385
Accumulated Deficit	(70,531,000)	(66,934,000)
Total Stockholder’s Deficit	(7,898,000)	(8,036,000)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$9,711,000	$99,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$-	$1,000	$1,000	$1,000
Cost of goods sold	-	(2,000)	-	(2,000)
Gross profit (loss)	-	(1,000)	1,000	(1,000)

Expenses
Labor and related expenses	351,000	286,000	914,000	775,000
Rent	6,000	20,000	12,000	48,000
Depreciation and amortization	52,000	4,000	55,000	7,000
Professional fees	787,000	134,000	1,517,000	563,000
Research and development	33,000	5,000	33,000	9,000
Other general and administrative	24,000	55,000	24,000	101,000
Total Operating Expenses	1,253,000	504,000	2,555,000	1,503,000
Operating Loss	(1,253,000)	(505,000)	(2,554,000)	(1,504,000)

Other Income (Expense)
Interest expense	(528,000)	(242,000)	(1,582,000)	(344,000)
Amortization of debt discounts	(187,000)	-	(220,000)	-
Loss on conversion of debt	-	-	(32,000)	-
Loss on settlement	-	-	(30,000)	-
Loss on issuance of common stock	-	-	(16,000)	-
Gain on disposition of assets	-	-	-	5,000
Settlement expense	-	-	(98,000)	-
Change in value of derivative liability	523,000	(68,000)	935,000	(172,000)
Unrealized gain on trading securities	-	-	-	1,000
Total Other Expense	(192,000)	(310,000)	(1,043,000)	(510,000)

Loss from continuing operations	(1,445,000)	(815,000)	(3,597,000)	(2,014,000)
Income (Loss) from discontinued operations	2,000	(87,000)	-	(99,000)
Net Loss	$(1,443,000)	$(902,000)	$(3,597,000)	$(2,113,000)

Basic and Diluted earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares
Basic and Diluted	290,210,410	215,562,829	269,393,191	214,416,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock, Class A		Preferred Stock, Class E		Common Stock		Common Stock To be	Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Amount	Amount	Amount
Balance, December 31, 2021	107,636	$11	20,000	$2	245,050,988	$24,505	$425,097	$58,448,385	$(66,934,000)	$(8,036,000)

Fair Value of Common Stock Issued for Employee Compensation	-	-	-	-	1,015,019	102	(47,097)	46,995	-	-
Fair Value of S-8 Registered Common Stock Issued for Services	-	-	-	-	8,700,000	870	-	430,445	-	431,315
Fair Value of Common Stock Issued for Settlement	-	-	-	-	5,015,994	502	-	281,474	-	281,976
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	3,361,289	336	-	53,359	-	53,695
Fair Value of Restricted Common Stock Issued for Services	-	-	-	-	1,886,792	189	-	29,811	-	30,000
Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	-	-	517,500	-	-	517,500
Reclassification of Derivative Liability to Additional Paid in Capital	-	-	-	-	-	-	-	166,514	-	166,514
Net Loss	-	-	-	-	-	-	-	-	(2,154,000)	(2,154,000)
Balance, March 31, 2022	107,636	$11	20,000	$2	265,030,082	$26,503	$895,500	$59,456,984	$(69,088,000)	$(8,709,000)

Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	12,830,023	1,283	-	211,322	-	212,605
Fair Value of Common Stock Issued for Services	-	-	-	-	8,250,000	825	-	323,851	-	324,676
Fair Value of Common Stock Issued for Asset Acquisition	-	-	-	-	30,000,000	3,000	-	1,257,000	-	1,260,000
Reclassification of Derivative Liability to Additional Paid in Capital	-	-	-	-	-	-	-	456,719	-	456,719
Net Loss	-	-	-	-	-	-	-	-	(1,443,000)	(1,443,000)
Balance, June 30, 2022	107,636	$11	20,000	$2	316,110,105	$31,611	$895,500	$61,705,876	$(70,531,000)	$(7,898,000)

Balance, December 31, 2020	107,636	$11	20,000	$2	210,137,631	$21,014	$-	$55,391,973	$(60,973,000)	$(5,560,000)

Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	1,400,000	140	-	214,860	-	215,000
Fair Value of S-8 Registered Common Stock Issued for Services	-	-	-	-	3,000,000	300	-	370,700	-	371,000
Net Loss	-	-	-	-	-	-		-	(1,211,000)	(1,211,000)
Balance, March 31, 2021	107,636	$11	20,000	$2	214,537,631	$21,454	$-	$55,977,533	$(62,184,000)	$(6,185,000)

Fair Value of Restricted Common Stock and Options Issued for Employee and Director Compensation	-	-	-	-	150,000	15	-	23,985	-	24,000
Fair Value of S-8 Registered Common Stock Issued for Services	-	-	-	-	1,242,854	124	-	99,876	-	100,000
Fair Value of Common Stock Issued for Conversion of Notes Payable	-	-	-	-	3,736,237	374	-	424,626	-	425,000
Net Loss	-	-	-	-	-	-		-	(902,000)	(902,000)
Balance, June 30, 2021	107,636	$11	20,000	$2	219,666,722	$21,967	$-	$56,526,020	$(63,086,000)	$(6,538,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net Loss	$(3,597,000)	$(2,113,000)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Loss on Discontinued Operations	-	99,000
Depreciation and Amortization	55,000	7,000
Common Stock Issued for Employee Compensation	518,000	239,000
Common Stock Issued for Services	786,000	471,000
Common Stock Issued for Settlement Expense	98,000	-
Amortization of Debt Discounts on Convertible Notes Payable and Notes Payable	1,667,000	226,000
Unrealized Gain on Trading securities	-	(1,000)
Gain on Disposition of Assets	-	(5,000)
Loss on Conversion of Debt	32,000	-
Change in Value of Derivative Liability	(935,000)	172,000
Changes in Operating Assets and Liabilities:
Decrease in Other Receivables	-	4,000
Decrease in Prepaid Expenses	43,000	4,000
Increase in Inventory	-	(61,000)
Increase in Operating Lease Right-of-Use Liability	-	(26,000)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	372,000	(276,000)
Increase in Accrued Interest on Notes Payable Related Party	11,000	75,000
Increase in Accrued Interest on Notes Payable	175,000	2,000
Increase (Decrease) in Accrued Interest on Convertible Notes Payable	(22,000)	40,000
Net Cash Used in Operating Activities from Continuing Operations	(797,000)	(1,143,000)
Net Cash Used in Operating Activities from Discontinued Operations	-	-
Net Cash Used in Operating Activities	(797,000)	(1,143,000)

Cash Flows From Investing Activities:
Sale of Property and Equipment	-	8,000
Net Cash Provided by Investing Activities	-	8,000

Cash Flows From Financing Activities:
Proceeds from Notes Payable	-	501,000
Proceeds from Long-Term Convertible Notes	760,000	85,000
Proceeds from Short-Term Convertible Notes Payable	47,000	-
Repayment of Notes Payable	(38,000)	-
Proceeds from SBA PPP Note Payable	-	73,000
Net Cash Provided by Financing Activities	769,000	659,000

Net Change in Cash	(28,000)	(476,000)
Cash and Cash Equivalents at Beginning of Period	32,000	510,000
Cash and Cash Equivalents at End of Period	$4,000	$34,000

Supplemental Disclosure of Interest and Income Taxes Paid:
Interest Paid During the Period	$-	$-
Income Taxes Paid During the Period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discounts on Long-Term Convertible Notes Payable	$760,000	$-
Common Stock Issued for Debt Conversion	$234,000	$425,000
Extinguishment of Derivative Liability From Conversion of Notes Payable	$623,000	$-
Common Stock and Note Payable Issued for Asset Acquisition	$9,739,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPYR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Principles of Consolidation

The consolidated financial statements include the accounts of SPYR, Inc. and its wholly-owned subsidiaries, SPYR APPS, LLC, a Nevada Limited Liability Company, E.A.J.: PHL, Airport Inc., a Pennsylvania corporation (discontinued operations, see Note 6). Intercompany accounts and transactions have been eliminated.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.

As shown in the accompanying financial statements, for the six months ended June 30, 2022, the Company recorded a net loss from continuing operations of $3,597,000 and have current liabilities of $3,432,000. As of June 30, 2022, our cash balance was $4,000. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings (Loss) Per Share

The basic and fully diluted shares for the six months ended June 30, 2022 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,385,042, Options – 4,379,900 and Warrants – 5,800,000) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2022.

The basic and fully diluted shares for the six months ended June 30, 2021 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 570,190, Options – 5,379,900 and Warrants – 7,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2021.

The basic and fully diluted shares for the three months ended June 30, 2022 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 1,385,042, Options – 4,379,900 and Warrants – 5,800,000) would have had an anti-dilutive effect due to the Company generating a loss for the six months ended June 30, 2022.

The basic and fully diluted shares for the three months ended June 30, 2021 are the same because the inclusion of the potential shares (Class A – 26,909,028, Class E – 570,190, Options – 5,379,900 and Warrants – 7,200,000) would have had an anti-dilutive effect due to the Company generating a loss for the three months ended June 30, 2021.

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

NOTE 2 – RELATED PARTY NOTES PAYBALE

On May 17, 2021, the Company entered into an agreement to borrow funds from the 481149 Irrevocable Trust, a related party, that controls all of the currently outstanding preferred stock of the Company, and whose trustee is the Chief Executive Officer of the Company and a member of the board of directors. Pursuant to the agreement, the Company borrowed approximately $501,000 with interest at 6% per annum due and payable on May 17, 2022. As of June 30, 2022, accrued interest is approximately $34,000 and the principal balance $501,000.

NOTE 3 – NOTES PAYABLE

The following table summarized the Company’s notes payable as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Berkshire Capital Management Note Payable	$2,454,000	$2,454,000
JanOne Note Payable	12,600,000	-
Accrued interest	255,000	80,000
Debt Discount	(4,010,000)	-
Notes Payable	$11,299,000	$2,534,000

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

On June 17, 2021, the Company consolidated all prior notes payable with Berkshire Capital Management, resulting in a single consolidated note payable of $2,454,000. As of consolidation, $118,000 of interest has accrued, resulting in a net payable at June 30, 2022 of $2,572,000. As of June 30, 2022 there is outstanding $153,000 in interest and $2,454,000 in principal outstanding.

On December 16, 2021, the Company issued a promissory note to Grupo Rueda in the amount of $38,000 with 8% interest per annum and matures on December 16, 2022, in exchange for settlement of accounts payable on behalf of the Company. As of December 31, 2021, the notes payable was recorded as notes payable, current portion on the balance sheet. During the six months ended June 30,2022, the Company repaid $38,000 on the note payable. As of June 30, 2022, the balance of the note was $0.

On May 24, 2022, the Company entered into a material debitive agreement (“MDA”) not made in the ordinary course of business. The parties to the MDA are the Company and JanOne, Inc., a Nevada corporation (“JanOne”). There was no material relationship between the Company and JanOne other than in respect of the material definitive agreement. Pursuant to the terms of the MDA, JanOne agreed to sell, and the Company agreed to buy and assume, all legal right, title, and interest to all of the assets, and none of the liabilities, of JanOne’s wholly owned subsidiary, GeoTraq, Inc. (“GeoTraq”), including but not limited to records all goodwill and all intellectual property, including an issued patent associated with GeoTraq. The Company accounted for this transaction as an asset acquisition under ASC 805, recognizing the value of the acquired assets based on the consideration paid. The Company allocated the value paid across the acquired assets, including $115,000 of inventory consisting of raw materials, and a total of $9,574,000 to intangible assets as disclosed in Note 7.

The aggregate consideration for the asset purchase consisted of the Company’s issuance of 30,000,000 shares of unregistered restricted common stock to JanOne, which had a fair value of $1,260,000 based on the closing price of the Company’s common stock on May 24, 2022, and a convertible promissory note (“Note”) in the amount of $12,600,000. The Note accrues interest at 8% per annum, which is agreed to be paid in issuances of restricted common stock quarterly while the Note is outstanding, based on the closing price at the time of issuance, subject to a beneficial ownership limitation of 9.99% after giving effect to the issuance of restricted common stock. The maturity date is May 24, 2027. There is no prepayment penalty. The shares were issued on June 16, 2022. The Company recognized the note payable issued to the sellers of GeoTraq at its present value based on the five-year maturity period and 8% stated interest, and recognized an initial debt discount of $4,121,000. As of June 30, 2022, the Company had amortized $111,000 of debt discount, and accrued $102,000 of interest on the note payable.

NOTE 4 – SHORT TERM CONVERTIBLE NOTES PAYABLE

On May 27, 2021, the Company issued a promissory note to Ares Capital, Inc. in the amount of $85,000 with 8% interest due and payable upon demand. On December 2, 2021, the note was amended to provide the holder with conversion rights consisting of a conversion price calculated by a 50% discount to the average of the lowest three (3) VWAP’s for the Company’s Common Stock during the twenty (20) Trading Day period ending on the latest complete trading day prior to the Conversion Date. On March 17, 2022, Ares Capital, Inc. converted $21,000 of principal and $1,000 of interest from the May 27, 2021 convertible note into 1,498,289 common shares. On April 6, 2022, Ares Capital, Inc. converted $41,000 of principal from the May 27, 2021 convertible note into 2,492,848 common shares. As of June 30, 2022, the note balance was $0.

On August 11, 2021, the Company issued a promissory note to Ares Capital, Inc. in the amount of $33,333 with 8% interest due and payable upon demand. On December 2, 2021, the note was amended to provide the holder with conversion rights consisting of a conversion price calculated by a 50% discount to the average of the lowest three (3) VWAP’s for the Company’s Common Stock during the twenty (20) Trading Day period ending on the latest complete trading day prior to the Conversion Date. On April 6, 2022, Ares Capital, Inc. converted $23,000 of principal and $2,000 of interest from the August 11 2021 convertible note into 1,511,442 common shares. On April 21, 2022, Ares Capital, Inc. converted $10,000 of principal from the August 11, 2021 convertible note into 552,517 common shares. As of June 30, 2022, the note balance was $0.

On August 12, 2021, the Company issued a promissory note to Ares Capital, Inc. in the amount of $40,000 with 8% interest due and payable upon demand. On December 2, 2021, the note was amended to provide the holder with conversion rights consisting of a conversion price calculated by a 50% discount to the average of the lowest three (3) VWAP’s for the Company’s Common Stock during the twenty (20) Trading Day period ending on the latest complete trading day prior to the Conversion Date. On April 21, 2022, Ares Capital, Inc. converted $38,000 of principal and $2,000 of interest from the August 12 2021 convertible note into 2,184,812 common shares. On May 4, 2022, Ares Capital, Inc. converted $2,000 of principal from the August 12, 2021 convertible note into 105,689 common shares. As of June 30, 2022, the note balance was $0.

On September 9, 2021, the Company issued a promissory note to Ares Capital, Inc. in the amount of $40,000 with 8% interest due and payable upon demand. On December 2, 2021, the note was amended to provide the holder with conversion rights consisting of a conversion price calculated by a 50% discount to the average of the lowest three (3) VWAP’s for the Company’s Common Stock during the twenty (20) Trading Day period ending on the latest complete trading day prior to the Conversion Date. On May 4 2022, Ares Capital, Inc. converted $40,000 of principal and $2,000 of interest from the September 9 2021 convertible note into 2,261,776 common shares. As of June 30, 2022, the note balance was $0.

On May 10, 2022, the Company entered into a convertible promissory note in the principal amount of $75,000, with 10% interest per annum, with a maturity date of August 10, 2022. The note has a $25,000 original issuance discount.

As of June 30, 2022, there is approximately $8,000 in interest and $75,000 in principal outstanding on short term convertible notes payable, and unamortized debt discount of $13,000.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On September 30, 2020, the Company entered into a Stock Purchase Agreement with a third-party investor. By virtue of the Stock Purchase Agreement, in two separate closings, the Company agreed to sell, in each closing, an 8% $500,000 Convertible Promissory Note and Warrant to purchase one million common shares. Each Convertible Promissory Note bears 8% interest and matures five year after issuance. Amounts due under the Convertible Promissory Note are convertible into the Registrant’s common stock at the lower of $0.25 per share or 70% of the average of the three lowest Variable Weighted Average Price (“VWAP”) for the Registrant’s common stock for the twenty trading days prior to an election to convert. The Warrants are exercisable for five-years at an exercise price of 0.25 per share or, subject to the Registrant filing a registration statement including the shares of common stock that may be issued upon exercise of the Warrant, in a cashless exercise. The first closing occurred October 5, 2020 upon the receipt by the Company of a check for $500,000. The Company received two payments in the amount of $250,000 each on November 20, 2020 and November 24, 2020 in connection with the second closing. Total proceeds from the issuance of these convertible notes payable was $1,000,000. The Company determined that the conversion features of these notes represented embedded derivatives since the notes are convertible into a variable number of shares upon conversion. The conversion features were valued at $1,514,000 at the time of closing and the Company recognized a derivative liability of $1,514,000 with corresponding debt discounts of $1,000,000 and a loss on issuance of long-term convertible notes payable of $514,000. During May and June of 2021, the Company received conversion notices received from the lender requesting the conversion of approximately $204,000 ($160,000 principal and $44,000 interest) of the notes to 3,736,237 shares of the company’s common stock. On July 29, 2021, a convertible note holder converted $100,000 of principal debt and $15,000 of interest at a conversion rate of $0.0324 a share, into 3,561,830 Common Stock shares. On August 6, 2021, the company entered into an Amendment of the existing convertible debt, of which resulted in the conversion rates changing to 50% of the average of the lowest VWAP, and the interest on the loan was eliminated, as well as, a $455,000 increase in the Derivative Liability portion of the convertible debt, from $1,382,000 to $1,761,000. The company recorded amortization of debt discounts, recognized as interest expense, in the amount of $330,000 and accrued interest of $47,000 during the nine months ended September 30, 2021. As of June 30, 2022, the balance of accrued interest is $61,000 and outstanding principal is $407,000.

On November 2, 2021, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $50,000 with 8% interest due on November 2, 2026. The note is convertible into Company common stock at a fixed price of $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(x)) for a Trading Day (as defined below) on the Trading Market during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(n) then 50% of such VWAP as so determined. On June 13, 2022, Brown Capital, LP. converted $50,000 of principal and $2,000 of interest from the November 2, 2021 convertible note into 3,720,939 common shares. As of June 30, 2022, the note balance was $0.

On November 3, 2021, the Company issued a convertible promissory note to ARES Capital, Inc, in the amount $45,000 with 8% interest due on November 2, 2026. The note is convertible into Company common stock at a fixed price of $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(x)) for a Trading Day (as defined below) on the Trading Market during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(n) then 50% of such VWAP as so determined. As of June 30, 2022, there is outstanding approximate accrued interest of $2,000 and principal of $45,000

On December 3, 2021, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $70,000 with 8% interest due December 3, 2026. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of June 30, 2022, there is outstanding approximate accrued interest of $4,000 and principal of $70,000

On December 27, 2021, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $50,000 with 8% interests due December 27, 2026. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of June 30, 2022, there is outstanding approximate accrued interest of $2,000 and principal of $50,000

On January 10, 2022, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $200,000 with 8% interests due January 10, 2027. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of June 30, 2022, there is outstanding approximate accrued interest of $4,000 and principal of $200,000

On January 19, 2022, Mehdi Safavi converted $32,000 of debt into 1,863,000 common shares.

On February 3, 2022, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $50,000 with 8% interests due February 3, 2027. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of June 30, 2022, there is outstanding approximate accrued interest of $7,000 and principal of $50,000

On February 11, 2022, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $50,000 with 8% interests due February 11, 2027. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of June 30, 2022, there is outstanding approximate accrued interest of $2,000 and principal of $50,000

On March 24, 2022, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $210,000 with 8% interests due March 24, 2027. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of June 30, 2022, there is outstanding approximate accrued interest of $1,000 and principal of $210,000.

On April 21, 2022, the Company issued a convertible promissory note to Brown Stone Capital, LP in the amount of $175,000 with 8% interests due April 21, 2027. The note converts into Company common stock at the lesser price of (1) $0.25 (the “Base Conversion Price) and (2) 50% of the average of the three lowest VWAP (as defined below) for the Common Stock (or any replacement security pursuant to Section 1(w)) for a Trading Day (as defined below) on the Trading Market (as defined below) during the 20 Trading Day period immediately prior to the Conversion Date (as defined below), provided that if the VWAP is determined pursuant to Section 1(m) then 50% of such VWAP as so determined. As of June 30, 2022, there is outstanding approximate accrued interest of $3,000 and principal of $175,000.

The following table summarized the Company’s convertible notes payable as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Beginning Balance	$492,000	$64,000
Proceeds from the issuance of convertible notes	807,000	413,000
Repayments	-	-
Conversion of notes payable into common stock	(266,000)	(559,000)
Amortization of debt discount	109,000	553,000
Liquidated damages	-	351,000
New debt discount	(789,000)	(43,000)
Accrued Interest	39,000	63,000
Convertible notes payable, net	$392,000	$492,000
Principal balance	$75,000	$198,000
Accrued interest and damages, short term	8,000	8,000
Unamortized Debt Discount	(13,000)	-
Short-term convertible notes payable, net	$70,000	$206,000
Convertible notes, long-term principal	$1,393,000	670,000
Accrued interest and damages, long-term	24,000	56,000
Debt discounts, long-term	(1,095,000)	(440,000)
Long-term convertible notes payable, net	$322,000	$286,000

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Equipment	$16,000	$16,000
Furniture & fixtures	17,000	17,000
Vehicles	10,000	10,000
Property and Equipment, Gross	43,000	43,000
Less: accumulated depreciation	(32,000)	(27,000)
Property and Equipment, Net	$11,000	$16,000

Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $5,000 and $7,000, respectively.

NOTE 7 – INTANGIBLE ASSETS AND OTHER ASSETS

Intangible assets at June 30, 2022 and December 31, 2021 consisted of the following:

	Useful Life (yr)	June 30, 2022	December 31, 2021
Domain Names	7	$21,000	$21,000
Trademarks and copyrights	5	1,493,000	-
Intellectual Property, Patents	N/A	8,131,000	-
Less: accumulated amortization		(71,000)	(21,000)
Intangible Asset, net		$9,574,000	$-

The trade-marks, copyrights and other intellectual property were acquired as part of the asset acquisition transaction with JanOne, as disclosed in Note 3.

At June 30, 2022 and December 31, 2021 other assets consisted of $1,000. Other assets generally consist of security deposits for the Premier Workspace.

NOTE 8 – DERIVATIVE LIABILITY

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

The following table represents the Company’s derivative liability activity for the six months ended June 30, 2022:

Quarter Ended June 30,
2022
Derivative liability balance, December 31, 2021	$1,907,000
Fair value on the date of issuance of new derivatives	2,207,000
Reclassification to Additional Paid-In Capital	(623,000)
Change in derivative liability during the period	(935,000)
Derivative liability balance, June 30, 2022	$2,556,000

The table below represents the average assumptions used in valuing the derivative liability at June 30, 2022:

Quarter Ended June 30,
2022
Expected life in years	0.50 – 4.96
Stock price volatility	192.12% – 217.36%
Risk free interest rate	2.51% – 3.01%
Expected dividends	-
Forfeiture rate	-

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

The assets and liabilities of our discontinued restaurant operations as of June 30, 2022 and December 31, 2021 there were 0 assets and $22,000 in accounts payable and accrued liabilities.

The results of operations of our discontinued restaurant for the three and six months ended June 30, 2022 and 2021, included in the consolidated statements of operations as discontinued operations, consisted of no operations for the three and six months ended June 30, 2022 and 2021.

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

The assets and liabilities of our discontinued digital media operations as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Assets:
Accounts receivable, net	$2,000	$3,000
Total Assets	$2,000	$3,000
Liabilities:
Accounts payable and accrued liabilities	$815,000	$815,000
Total Liabilities	$815,000	$815,000

The results of operations of our discontinued digital media operations for the six months ended June 30, 2022 and 2021, included in the consolidated statements of operations as discontinued operations, consisted of the following:

	June 30,	June 30,
	2022	2021
Revenues:	$-	$-
Expenses
Other general and administrative	-	-
Total operating expenses	-	-
Operating loss	-	-
Other income (expense)
Interest expense	-	(24,000)
Write down of assets	-	(75,000)
Loss on discontinued operations	$-	$(99,000)

SPYR APPS, LLC

On February 2, 2022, the Company filed Articles of dissolution with the Nevada Secretary of State dissolving SPYR APPS, LLC.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2022 and December 31, 2021, the Company had accounts payable and accrued liabilities of $2,012,000 and $1,825,000 respectively. As of June 30, 2022, of the outstanding $2,012,000 consists of $285,000 outstanding and owed to vendors and other professional service providers, and $1,727,000 outstanding as accrued wages and salaries. As of December 31, 2021, $1,825,000 was outstanding consisting of $221,000 outstanding and owed to vendors and other professional service providers, and $1,604,000 outstanding as accrued wages and salaries.

NOTE 11 – DEBT DISCOUNTS

As of June 30, 2022 and December 31, 2021, the Company had debt discounts of $5,118,000 and $397,000 respectively. For the six months ended June 30, 2022, there was $220,000 in amortization of debt discounts. For the year ended December 31, 2021, there was $132,000 in amortization of debt discounts. As of June 30, 2022 and December 31, 2021, there were outstanding long term convertible notes payable of $1,416,000 and $683,000 respectively, these numbers are netted against their respective debt discounts and are represented as $353,000 and $286,000 as of June 30, 2022 and December 31, 2021, respectively. Notes payable of $12,600,000 as of June 30, 2022 was netted against its debt discount of $4,010,000.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Equity Line of Credit

The Company entered into a five-year Equity Line of Credit pursuant to an Equity Purchase Agreement with Brown Stone Capital, LP, dated September 30, 2020. Pursuant to the agreement, Brown Stone agreed to invest up to $14,000,000 to purchase the Company’s Common Stock, par value $0.0001 per share. The purchase price of the common shares is the lesser of the Fixed price or Market price. The Fixed price is $0.50 per share in years 1 and 2, after the effectiveness of a registration statement, and $1.00 per share in years 3, 4 and 5 after the effectiveness of this registration statement. The Market price is 70% of the three lowest Variable Weighted Average Price (“VWAP”) for the Company’s common stock during the 10-trading day period immediately prior to the conversion date. In addition, the Company and Brown Stone entered into a Registration Rights Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Brown Stone’s investment pursuant to the Equity Purchase Agreement. As of June 30, 2022, no shares have been sold pursuant to this agreement. On April 26, 2022, the Registrant and Ares amended the Registration Rights Agreement previously disclosed on Form 8-K filed September 23, 2001. The transaction documents were amended to reflect Ares’ waiver of the requirement that the Registrant file a registration statement concerning the equity purchase agreement within thirty days of September 20, 2021.

Operating Leases

The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015. Under the lease, the Company paid annual base rent on an escalating scale ranging from $143,000 to $152,000. In addition to the minimum basic rent, rent expense also includes approximately $1,000 per month for other items charged by the landlord in connection with rent. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. On April 1, 2021, the Company entered into a lease termination and payment agreement with the landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. As of November 1, 2021, the company was delinquent in its monthly payments and has not made payments to date pursuant to the settlement agreement had approximately $42,000 in unpaid rent which was reported as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2022.

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

Judgments

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The balance due as of June 30, 2022 and December 31, 2021 was approximately $100,000, which includes accrued interest and attorneys’ fees, has been reported as part of current liabilities of discontinued operations.

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

On February 7, 2022, the Company entered into settlement agreements with Harald Zink, Richard Kelly Clark, and Misty Seals to settle accrued wages. The Company settled $94,194 in accrued wages payable to Mr. Zink by the issuance of 1,546,695 common shares. The Company settled $42,383 in accrued wages payable to Ms. Seals by the issuance of 695,951 common shares. The Company settled $94,194 in accrued wages payable to Mr. Clark by the issuance of 1,788,367 common shares.

NOTE 13 – EQUITY TRANSACTIONS

Common Stock:

Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company issued 1,015,091 shares of restricted common stock to Richard Kelly Clark for $47,097 in compensation from the previous year, recorded as common stock to be issued as of December 31, 2021.

During the six months ended June 30, 2022, the Company also issued 16,950,000 common shares for outside consulting with a fair value of $756,000.

During the six months ended June 30, 2022, the Company also issued 5,015,994 common shares for settlements to Collier Investments, and separately with Richard Kelly Clark, Harald Zink, and Misty Seals with an aggregate fair market value of $282,000. The Company recognized a loss on the issuances of $16,000.

During the six months ended June 30, 2022, the company also issued 16,191,312 common shares in conversion of $266,000 in notes payable.

In June 2022, the Company issued 30,000,000 shares of unregistered restricted common stock to JanOne for the acquisition of Geotraq as discussed in Note 4.

The Company also has the obligation to issue 9,000,000 shares in director compensation, with a fair value of $518,000. These shares have not yet been issued.

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

Options:

The following table summarizes common stock options activity:

	Options	Weighted Average Exercise Price
December 31, 2021	4,379,900	$0.88
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, June 30, 2022	4,379,900	$0.88
Exercisable, June 30, 2022	4,379,900	$0.88

The weighted average exercise prices, remaining lives for options granted, and exercisable as of June 30, 2022 were as follows:

	Outstanding Options			Exercisable Options
Options Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.50	8,000,000	0.42	$0.50	8,000,000	$0.50
$1.00	1,149,900	0.07 – 1.85	$1.00	1,149,900	$1.00
	9,149,900		$0.56	9,149,900	$0.56

At June 30, 2022, the Company’s closing stock price was $0.02 per share. As all outstanding options had an exercise price greater than $0.03 per share, there was no intrinsic value of the options outstanding at June 30, 2022.

Warrants:

The following table summarizes common stock warrants activity:

	Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2021	7,200,000	$0.39
Granted	—	—
Exercised	—	—
Expired	1,200,000
Cancelled	200,000	—
Outstanding, June 30, 2022	5,800,000	$0.33
Exercisable, June 30, 2022	5,800,000	$0.33

The weighted average exercise prices, remaining lives for warrants granted, and exercisable as of June 30, 2022, were as follows:

	Outstanding and Exercisable Warrants
Warrants Exercise Price Per Share	Shares	Life (Years)
$0.25	3,500,000	3.65
$0.50	2,300,000	1.28
	5,800,000

Shares Reserved:

At June 30, 2022, the Company has no reserved shares of common stock in connection with convertible notes or warrants.

NOTE 14 – SUBSEQUENT EVENTS

On June 28, 2022, the Company entered into a securities purchase agreement and convertible promissory note with 1800 Diagonal Lending, LLC in the amount of $104,250. The note carries 8% interest and matures July 1, 2023. The proceeds of this note were funded to the Company in July 2022.

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

On July 7, 2022, the Company entered into an independent contractor agreement and agreed to issue a total of 2,050,000 shares of common stock to the contractor through December 31, 2022, with 341,667 issued per month.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2022 TO 2021

The consolidated results of continuing operations for the three months ended June 30, 2022 and 2021 are as follows:

Three Months Ended June 30, 2022	Applied Magix	Corporate	Consolidated
Revenues	$—	$—	$—
Labor and related expenses	(198,000)	(153,000)	(351,000)
Rent	(5,000)	(1,000)	(6,000)
Depreciation and amortization	—	(52,000)	(52,000)
Professional fees	(12,000)	(775,000)	(787,000)
Research and development	(33,000)	—	(33,000)
Other General and Administrative	(3,000)	(21,000)	(24,000)
Operating loss	(251,000)	(1,002,000)	(1,253,000)

Interest Expense	—	(528,000)	(528,000)
Amortization of debt discounts	—	(187,000)	(187,000)
Change in value of derivative liability	—	523,000	523,000
Other Income (Expense)	—	(192,000)	(192,000)
Loss from continuing operations	$(251,000)	$(1,194,000)	$(1,445,000)

For the Three Months Ended June 30, 2021	Applied Magix	Corporate	Consolidated
Revenues	$1,000	$—	$1,000
Cost of goods sold	(2,000)	—	(2,000)
Labor and related expenses	(100,000)	(186,000)	(286,000)
Rent	(4,000)	(16,000)	(20,000)
Depreciation and amortization	(2,000)	(2,000)	(4,000)
Professional fees	(5,000)	(129,000)	(134,000)
Research and development	(5,000)	—	(5,000)
Other general and administrative	(36,000)	(19,000)	(55,000)
Operating loss	(153,000)	(352,000)	(505,000)

Interest Expense	—	(242,000)	(242,000)
Change in Value of derivative liability	—	(68,000)	(68,000)
Other expense	—	(310,000)	(310,000)
Loss from continuing operations	$(153,000)	$(662,000)	$(815,000)

For the three months ended June 30, 2022 the Company had a loss from continuing operations of $1,445,000 compared to a loss from continuing operations of $815,000 for the three months ended June 30, 2021. This change is due primarily to increases in labor and related expenses and professional fees.

Total Revenues – For the three months ended June 30, 2022 and 2021, the Company had total revenue of $0 and $1,000, respectively. This is due to the Company’s launch of its Applied Magix sales efforts during the quarter.

Cost of goods sold was $0 and $2,000 during the three months ended June 30, 2022 and 2021, respectively, which included the costs of inventory, inbound freight, duty and customs charges for the items sold during the period and inventory write downs recognized during the period.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the three months ended June 30, 2022 the company had total labor and related expenses of $351,000 with $45,000 being settled in cash, $305,000 in accrued salaries. For the three months ended June 30, 2021 the company had total labor and related expenses of $286,000 with $136,000 being settled in cash, $126,000 in accrued salaries, and $24,000 being paid in restricted stock recorded at fair value.

The cost of rent decreased to $6,000 for the three months ended June 30, 2022 from $20,000 for the three months ended June 30, 2021. The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company paid annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. Subsequent to March 31, 2021, the Company entered into a lease termination and payment agreement with its landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. As of November 1, 2021, the company was delinquent in its monthly payments and has not made payments to date pursuant to the settlement agreement had approximately $42,000 in unpaid rent which was reported as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2022.

The Company In addition, effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach California. Under the lease, the Company pays monthly rent of $1,400.

Professional fees were $787,000 for the three months ended June 30, 2022, compared to $134,000 for the three months ended June 30, 2021. Of the $787,000, $363,000 was paid in cash, $99,000 was accrued as future payables, and $325,000 was paid in restricted stock recorded at fair value.

Research and development expenses were $33,000 for the three months ended June 30, 2022, compared to $5,000 for the three months ended June 30, 2021.

Other general and administrative expenses decreased to $24,000 for the three months ended June 30, 2022 compared $55,000 to the three months ended June 30, 2021.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 TO 2021

The consolidated results of continuing operations for the six months ended June 30, 2022 and 2021 are as follows:

Six Months Ended June 30, 2022	Applied Magix	Corporate	Consolidated
Revenues	$1,000	$—	$1,000
Labor and related expenses	(198,000)	(716,000)	(914,000)
Rent	(10,000)	(2,000)	(12,000)
Depreciation and amortization	(2,000)	(53,000)	(55,000)
Professional fees	(12,000)	(1,505,000)	(1,517,000)
Research and development	(33,000)	—	(33,000)
Other general and administrative	(6,000)	(18,000)	(24,000)
Operating loss	(260,000)	(2,294,000)	(2,554,000)

Interest Expense	—	(1,582,000)	(1,582,000)
Amortization of debt discounts	—	(220,000)	(220,000)
Loss on conversion of debt	—	(32,000)	(32,000)
Loss on settlement	—	(30,000)	(30,000)
Loss on issuance of common stock	—	(16,000)	(16,000)
Settlement expense	—	(98,000)	(98,000)
Change in value of derivative liability	—	935,000	935,000
Other Income (Expense)	—	(1,043,000)	(1,043,000)
Loss from continuing operations	$(260,000)	$(3,337,000)	$(3,597,000)

For the Six Months Ended June 30, 2021	Applied Magix	Corporate	Consolidated
Revenues	$1,000	$—	$1,000
Cost of goods sold	(2,000)	—	(2,000)
Labor and related expenses	(203,000)	(572,000)	(775,000)
Rent	(6,000)	(42,000)	(48,000)
Depreciation and amortization	(4,000)	(3,000)	(7,000)
Professional fees	(12,000)	(551,000)	(563,000)
Research and development	(9,000)	—	(9,000)
Other general and administrative	(65,000)	(36,000)	(101,000)
Operating loss	(300,000)	(1,204,000)	(1,504,000)

Interest Expense	—	(344,000)	(344,000)
Gain on disposition of assets	—	5,000	5,000
Change in Value of derivative liability	—	(172,000)	(172,000)
Unrealized gain (loss) on trading securities	—	1,000	1,000
Other expense	—	(510,000)	(510,000)
Loss from continuing operations	$(300,000)	$(1,714,000)	$(2,014,000)

Results of Operations

For the six months ended June 30, 2022 the Company had a loss from continuing operations of $3,597,000 compared to a loss from continuing operations of $2,014,000 for the six months ended June 30, 2021. This change is due primarily to increases in labor and related expenses and professional fees.

Total Revenues - For the six months ended June 30, 2022 and 2021, the Company had total revenue of $1,000. This is due to the Company’s launch of its Applied Magix sales efforts during the quarter.

Cost of goods sold was $0 and $2,000 during the six months ended June 30, 2022 and 2021, respectively, which included the costs of inventory, inbound freight, duty and customs charges for the items sold during the period and inventory write downs recognized during the period.

Labor and related expenses include the costs of salaries, wages, leased employees, contract labor, and the fair value of common stock and options granted to employees and directors for services. For the six months ended June 30, 2022 the company had total labor and related expenses of $914,000 with $90,000 being settled in cash, $306,000 in accrued salaries, and $518,000 being paid in restricted stock recorded at fair value. For the six months ended June 30, 2021 the company had total labor and related expenses of $775,000 with $350,000 being settled in cash, $186,000 in accrued salaries, and $239,000 being paid in restricted stock recorded at fair value.

The cost of rent decreased to $12,000 for the six months ended June 30, 2022 from $48,000 for the six months ended June 30, 2021. The Company leased approximately 5,169 square feet at 4643 South Ulster Street, Denver, Colorado pursuant to an amended lease dated May 21, 2015 and expiring on December 31, 2020. Under the lease, the Company paid annual base rent on an escalating scale ranging from $142,000 to $152,000. On May 1, 2020 and July 29, 2020, the Company entered into amended lease agreements with its landlord. Under the terms of the amendments, the landlord agreed to waive rent, certain rent adjustments and parking for the period April 1, 2020 through August 31, 2020 and extend the term of the lease by five months. The lease term date, which was December 31, 2020, was changed to May 31, 2021. Subsequent to March 31, 2021, the Company entered into a lease termination and payment agreement with its landlord, pursuant to which the Company vacated and surrendered the premises to the landlord and the Company will pay approximately $67,000 over 18 months commencing April 1, 2021. As of November 1, 2021, the company was delinquent in its monthly payments and has not made payments to date pursuant to the settlement agreement had approximately $42,000 in unpaid rent which was reported as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2022.

The Company In addition, effective March 1, 2021, the Company’s wholly owned subsidiary Applied Magix, entered into a 6-month lease for 2 workspace offices located at 1230 Rosecrans Ave, Manhattan Beach California. Under the lease, the Company pays monthly rent of $1,400.

Professional fees were $1,517,000 for the six months ended June 30, 2022, compared to $563,000 for the six months ended June 30, 2021. Of the $1,517,000, $585,000 was paid in cash, $176,000 was accrued as future payables, and $756,000 was paid in restricted stock recorded at fair value.

Research and development expenses were $33,000 for the six months ended June 30, 2022, compared to $9,000 for the six months ended June 30, 2021.

Other general and administrative expenses decreased to $24,000 for the six months ended June 30, 2022 compared $101,000 to the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has generated a net loss for the six months ended June 30, 2022 of $3,597,000 and utilized cash in operations of $797,000. As of June 30, 2022, the Company had current assets of $125,000, which included cash and cash equivalents of $4,000, prepaid expenses of $4,000, inventory of $115,000 and current assets of discontinued operations of $2,000.

During the six months ended June 30, 2022, the Company has met its capital requirements through proceeds from the Company’s issuance of long term convertible notes.

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

Operating Activities - For the six months ended June 30, 2022, the Company used cash in operating activities of $797,000. For the six months ended June 30, 2021, the Company used cash in operating activities of $1,143,000. Operating activities consist of corporate overhead and development of Applied Magix products. Increases are due to increases in cash-paid operating expenses. See the above results of operations discussion for more details.

Investing Activities - During the six months ended June 30, 2022, the Company received no income from investing activities. During the six months ended June 30, 2021, the Company purchased property and equipment sold property and equipment for $8,000.

Financing Activities - During the six months ended June 30, 2022, the Company borrowed $760,000 from long term convertible notes, $47,000 from short-term convertible notes and repaid notes payable, current portion of $38,000. During the six months ended June 30, 2021, the Company borrowed $501,000 from related parties, $85,000 from third parties and $73,000 from the U.S. Small Business Administration pursuant to the Paycheck Protection Program.

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

As of June 30, 2022, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that during the period covered by this report, such disclosure controls and procedures were not effective, due to certain identified material weaknesses. These identified material weaknesses include, (i) insufficient accounting staff, (ii) inadequate segregation of duties, (iii) limited checks and balances in processing cash and other transactions, and (iv) the lack of independent audit committee.

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

Judgments

On or about January 24, 2019, SPYR APPS, LLC entered into an agreement with one of its vendors, Shatter Storm Studios, to whom it owed $84,250 for artwork related to the Steven Universe game. Pursuant to the terms of that agreement, SPYR APPS, LLC needed to make payment in the amount of $85,000 to cover the principal owed and attorneys’ fees together plus 6% interest in that amount by December 1, 2019. Should SPYR APPS, LLC not make the required payment on or before December 1, 2019, it consented to entry of judgment in favor of Shatter Storm Studios for the amount owed. SPYR APPS, LLC did not make the payment and on January 27, 2020 Shatter Storm Studios initiated Case No. 1:200cv-00217 in the U.S. District Court for the District of Colorado seeking entry of the consent judgment against SPYR APPS, LLC. The judgment was not contested by SPYR APPS, LLC and judgment in the amount of $85,000 plus post judgment interest at the rate of 6% was entered on March 17, 2020. The $85,000 plus accrued interest and attorneys’ fees has been reported as part of accounts payable and accrued liabilities. The balance due as of June 30, 2022 and December 31, 2021 was approximately $100,000.

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

Dated: September 23, 2022

SPYR, INC.

By:	/s/ Tim Matula
Tim Matula
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Trang Nguyen
Trang Nguyen
Chief Financial Officer
(Principal Financial and Accounting Officer)